Form 10-Q
period 1995-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1995-11-14
CIK 819689

                               FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

                                1-9731
                         (COMMISSION FILE NO.)

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                          72-0925679
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
     INCORPORATION OR  ORGANIZATION)          IDENTIFICATION NO.)


       5910 COURTYARD DRIVE #300
            AUSTIN, TEXAS                           78731
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)          (ZIP CODE)


                            (512) 343-6912
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No   .
    ___   ___

As of November 1, 1995 there were 3,581,077 shares of common stock outstanding.

This report consists of 10 pages.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                           TABLE OF CONTENTS

                               FORM 10-Q

                          September 30, 1995

PART I - FINANCIAL INFORMATION.................................   3

  Item 1.  Financial Statements................................   3

  CONSOLIDATED BALANCE SHEETS..................................   3

  CONSOLIDATED STATEMENTS OF INCOME............................   4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY...   5

  CONSOLIDATED STATEMENTS OF CASH FLOWS........................   6

  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......   7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................   7

PART II - OTHER INFORMATION....................................  10

  Item 1.  Legal Proceedings - none............................  10

  Item 2.  Changes in Securities - none........................  10

  Item 3.  Defaults Upon Senior Securities - none..............  10

  Item 4.  Submission of Matters to a Vote of Security
            Holders - none.....................................  10

  Item 5.  Other Information...................................  10

  Item 6.  Exhibits and Reports on Form 8-K....................  10

  SIGNATURES...................................................  10

                                     PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                                  September 30,   December 31,
                                                 ASSETS                                               1995           1994
                                                                                                  -------------   ------------
Current assets:
  Cash and cash equivalents....................................................................   $   254,080     $    22,790
  Investments available for sale...............................................................        11,618         111,623
  Trade accounts receivable, net of allowance for doubtful accounts of $20,352 and $126,665....     3,581,996       3,531,998
  Inventory....................................................................................     2,518,019       2,556,796
  Deposits.....................................................................................        58,000          66,000
  Prepaid expenses and other current assets....................................................       285,811         343,318
                                                                                                  -----------     -----------
    Total current assets.......................................................................     6,709,524       6,632,525

Property and equipment, net of accumulated depreciation of $1,552,462 and $1,199,445...........     2,616,975       2,677,232
Patent costs, net of accumulated amortization of $152,849 and $141,081.........................        91,906          91,024
Software development costs, net of accumulated amortization of $188,954 and $156,871...........        25,964          58,047
Goodwill, net of accumulated amortization of $360,868 and $274,720.............................     1,962,205       2,048,353
Deferred income taxes..........................................................................     1,095,272       1,095,272
Other .........................................................................................       130,374         108,501
                                                                                                  -----------     -----------
    Total assets...............................................................................   $12,632,220     $12,710,954
                                                                                                  ===========     ===========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities..................................................................   $ 1,845,879     $ 2,132,914
  Notes payable................................................................................             -         253,000
  Current maturities of long-term debt.........................................................       252,984         357,861
  Accounts payable.............................................................................     1,627,854       2,298,648
  Income taxes payable.........................................................................       280,180               -
  Payable to related parties...................................................................        32,202          47,672
  Accrued liabilities..........................................................................       367,146         393,145
                                                                                                  -----------     -----------
    Total current liabilities..................................................................     4,406,245       5,483,240

Long-term debt, net of current maturities......................................................       510,736         659,820
Bonds payable..................................................................................       600,000               -
Deferred revenue...............................................................................        72,676          85,255
                                                                                                  -----------     -----------
    Total liabilities..........................................................................     5,589,657       6,228,315
                                                                                                  -----------     -----------
Commitments & Contingencies....................................................................             -               -
Redeemable common stock........................................................................       250,410         637,178
                                                                                                  -----------     -----------
Shareholders' equity:
  Serial preferred stock, $1 par value; 2,000,000 shares authorized, none issued...............             -               -
  Common stock, $.01 par value; 10,000,000 shares authorized;
  3,679,216 and 3,662,216 issued...............................................................        36,792          36,622
Additional paid-in-capital.....................................................................     8,456,897       8,002,299
Treasury stock.................................................................................      (750,708)       (363,939)
Unearned ESOP compensation.....................................................................      (182,134)       (210,705)
Net unrealized securities gains................................................................             -          53,130
Retained deficit...............................................................................      (768,694)     (1,671,946)
                                                                                                  -----------     -----------
    Total shareholders' equity.................................................................     6,792,153       5,845,461
                                                                                                  -----------     -----------
    Total liabilities and shareholders' equity.................................................   $12,632,220     $12,710,954
                                                                                                  ===========     ===========

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                  ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                         Three months ended September 30,   Nine months ended September 30,
                                         --------------------------------   -------------------------------
                                            1995               1994             1995             1994
                                         ------------      --------------   --------------    -------------
Sales..................................   $4,975,378       $ 5,150,205       $17,463,992      $12,851,811
Cost of sales..........................    3,864,946         4,042,293        13,723,228        9,481,406
                                         ------------      --------------   --------------    -------------
Gross profit...........................    1,110,432         1,107,912         3,740,764        3,370,405

Selling and marketing..................       99,532           227,147           321,430          970,561
General and administrative.............      514,978           723,641         1,530,750        1,862,500
Research and development...............       47,158            57,874           138,795          192,282
Amortization of goodwill...............       28,716            28,716            86,148           86,148
Acquisitions expense...................            -           129,993                 -          129,993
Write-down of assets...................            -         2,972,956                 -        2,972,956
                                          ----------       -----------       -----------      -----------
Income (loss) from operations..........      420,048        (3,032,415)        1,663,641       (2,844,035)
                                          ----------       -----------       -----------      -----------
Other income (expense):
  Interest expense.....................      (65,309)          (61,814)         (190,537)        (171,751)
  Gain on sale of stock................            -           156,642            72,912          301,661
  Other................................         (979)                -             1,429              218
                                          ----------       -----------       -----------      -----------
Income (loss) before income taxes......      353,760        (2,937,587)        1,547,445       (2,713,907)
Income taxes (expense) benefit.........     (154,972)           38,291          (644,193)         (92,749)
                                          ----------       -----------       -----------      -----------
Net income (loss)......................   $  198,788       $(2,899,296)      $   903,252      $(2,806,656)
                                          ==========       ===========       ===========      ===========
Net income (loss) per share............   $     0.06       $     (0.79)      $      0.25      $     (0.75)
                                          ==========       ===========       ===========      ===========
Weighted average number of common
  and dilutive common equivalent
  shares outstanding...................     3,606,382        3,662,216         3,644,321        3,725,767
                                          ===========      ===========       ===========      ===========

   The accompanying notes are an integral part of the financial statements

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                              Net
                                  Common Shares                                Unearned     Unrealized    Retained
                              -------------------      Paid-in    Treasury       ESOP       Securities    Earnings
                              Outstanding   Amount     Capital     Stock     Compensation     Gains       (Deficit)      Total
                              -----------   ------     -------     -----     ------------     -----       ---------      -----
January 1, 1993.............   3,541,279    $35,413   $5,987,665             $(300,000)                 $   558,068    $6,281,146
Exercise of options
 and warrant rights.........      38,250        382      121,118                                                          121,500
Stock issued in connection
 with the acquisition of
 Corazonix..................      77,687        777      694,223                                                          695,000
Maturity of redeemable
 common stock...............                             575,480                                                          575,480
ESOP payments...............                                                     46,436                                    46,436
Net income..................                                                                               1,245,146    1,245,146
                               ---------    -------   ----------   ---------   ---------     --------     -----------  -----------
December 31, 1993...........   3,657,216     36,572    7,378,486               (253,564)                   1,803,214    8,964,708
Exercise of options.........       5,000         50       19,950                                                           20,000
Maturity of redeemable
 common stock...............                             603,863                                                          603,863
ESOP payments...............                                                     42,859                                    42,859
Treasury stock purchase.....     (49,181)                          $(363,939)                                            (363,939)
Unrealized securities gain..                                                                $ 53,130                       53,130
Net loss....................                                                                              (3,475,160)  (3,475,160)
                               ---------    -------   ----------   ---------  ---------     --------     -----------  -----------
December 31, 1994...........   3,613,035     36,622    8,002,299    (363,939)  (210,705)      53,130      (1,671,946)   5,845,461
Exercise of options.........      17,000        170       67,830                                                           68,000
Maturity of redeemable
 common stock...............                             386,768                                                          386,768
ESOP Payments...............                                                     28,571                                    28,571
Treasury stock purchase.....     (48,958)                           (386,769)                                            (386,769)
Sale of securities..........                                                                 (53,130)                     (53,130)
Net Income..................                                                                                 903,252      903,252
                               ---------    -------   ----------   ---------  ---------     --------     -----------  -----------
September 30, 1995
 (Unaudited)................   3,581,077    $36,792   $8,456,897   $(750,708) $(182,134)    $      0     $  (768,694)  $6,792,153
                               =========    =======   ==========   =========  =========     ========     ===========  ===========

               The accompanying notes are an integral part of the
                      consolidated financial statements.

          ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                                 1995           1994
                                                                              ---------       ----------
Cash flows provided by (used in) operating activities:
  Net income (loss)......................................................     $ 903,252      $(2,806,656)
  Adjustments to reconcile net income (loss) to net cash:
    Write-down of assets.................................................             -        2,972,956
    Depreciation.........................................................       353,017          357,105
    Amortization.........................................................       129,999          245,692
    Gain on sales of investments.........................................       (72,912)        (306,210)
    Deferred revenue.....................................................       (12,579)         (53,285)
  Changes in assets and liabilities:
    Accounts receivable..................................................       (49,998)        (495,958)
    Deposits.............................................................         8,000           25,000
    Note receivable......................................................             -          (79,504)
    Inventory............................................................        38,777       (1,135,667)
    Accounts payable and accrued expenses................................      (416,613)         935,806
    Payable to related parties...........................................       (15,470)         (23,205)
    Other................................................................        35,634          280,782
                                                                              ---------       ----------
Net cash provided by (used in) operating activities......................       901,107          (83,144)
                                                                              ---------       ----------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of short-term investments...........................       119,787          399,960
  Capital expenditures...................................................      (244,760)        (422,683)
  Patent expenditures....................................................       (12,650)         (76,978)
                                                                              ---------       ----------
    Net cash used in investing activities................................      (137,623)         (99,701)
                                                                              ---------       ----------
Cash flows provided by (used in) financing activities:
  Net proceeds from (repayments of) revolving credit facilities..........      (287,035)         414,880
  Repayment of notes payable.............................................      (253,000)               -
  Principal payments on long-term debt...................................      (301,961)        (368,812)
  Proceeds from issuance of bonds payable................................       600,000                -
  Proceeds from issuance of common stock.................................        68,000           20,000
  Purchase of treasury stock.............................................      (386,769)               -
  Reduction of Unearned ESOP Compensation................................        28,571           32,144
                                                                              ---------       ----------
    Net cash provided by (used in) financing activities..................      (532,194)          98,212
                                                                              ---------       ----------
Net increase (decrease) in cash and cash equivalents.....................       231,290          (84,633)
Cash and cash equivalents at beginning of period.........................        22,790          189,393
                                                                              ---------       ----------
Cash and cash equivalents at end of period...............................     $ 254,080       $  104,760
                                                                              =========       ==========


   The accompanying notes are an integral part of the financial statements

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto, included in the Corporation's most recent Form 10-K covering the year ended December 31, 1994.

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc., all adjustments necessary for a fair presentation of the financial results for the interim period presented. Certain reclassifications were made to the 1994 financial statements to conform to the 1995 presentation.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:

                                              September 30,   December 31,
                                                  1995            1994
                                              -------------   ------------
           Raw materials....................   $   412,941    $   373,723
           Work-in-process..................       157,156        187,723
           Finished goods...................     3,130,819      3,178,247
                                               -----------    -----------
              Total.........................     3,700,916      3,739,693
           Allowance for slow-moving
            inventories.....................    (1,182,897)    (1,182,897)
                                               -----------    -----------
              Total.........................   $ 2,518,019    $ 2,556,796
                                               ===========    ===========

BONDS PAYABLE

     In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the bank, carry an 11% interest rate, and are payable in 5 years. ART will issue to the bondholders an aggregate of 279,000 warrants to purchase ART stock at $3.00 per share as part of the private placement. The warrants expire 5 years from the date of the bond. The bond proceeds were used to help ART meet common stock repurchase commitments and will provide working capital for new product acquisitions and development.

STOCK OPTIONS

     During the third quarter of 1995, eight employees were granted options to purchase an aggregate of 130,000 shares of Company common stock for $3.00 pursuant to the 1987 Stock Option Plan (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. Under the Option Plan the exercise price is the fair market value of the Common Stock on the date of grant.

SUBSEQUENT EVENT:

   REDEEMABLE COMMON STOCK REPURCHASE

     In September 1995, ART repurchased 48,958 shares of its common stock at $7.90 a share from a shareholder pursuant to a settlement agreement in connection with the purchase of Micron by the Company in 1992. The funds required to meet the repurchase obligation were obtained from cash on hand from the bond proceeds. The Company intends to hold the shares in treasury at this time.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had working capital of approximately $2,303,000. At September 30, 1995, ART had a line of credit with a financial institution collateralized by inventory and accounts receivable of ART in the amount of $1,000,000 bearing interest at prime plus .5% (9.2% at September 30, 1995). The line of credit had an outstanding balance of approximately $1,046,000 at September 30, 1995. The line of credit originally maturing May 31, 1995, has been extended to November 30, 1995. At September 30, 1995, Micron had a revolving line of credit with a bank collateralized by inventory and accounts receivable in the amount of $1,000,000, bearing interest at the bank's base corporate rate plus .5%

(9.25% at September 30, 1995) and had an outstanding balance of $800,000 at September 30, 1995. Micron's line of credit agreement originally maturing May 31, 1995 was extended to November 30, 1995. The Company has a firm commitment with a new bank for a consolidated credit facility comprised of a $3,500,000 line of credit collateralized by inventory and accounts receivable, and a $375,000 term loan. The Company expects to complete the funding of the new consolidated credit facility prior to November 30, 1995. The Company's line of credit is its primary source of liquidity. The Company believes it has sufficient credit to meet its needs with the new consolidated credit facility.

     In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the new bank, carry an 11% interest rate, and are payable in 5 years. ART will issue to the bondholders an aggregate of 279,000 warrants to purchase ART stock at $3.00 per share as part of the private placement. The warrants expire 5 years from the date of the bond. The bond proceeds were used to help ART meet common stock repurchase commitments and to provide working capital for new product acquisitions and development.

      In September 1995, ART repurchased 48,958 shares of its common stock at $7.90 a share from a shareholder pursuant to a settlement agreement in connection with the purchase of Micron by the Company in 1992. The funds required to meet the repurchase obligation were obtained from cash on hand from the bond proceeds. The Company intends to hold the shares in treasury at this time. An additional 34,898 shares are expected to be redeemed in the fourth quarter at a price of $7.13 per share.

     Capital expenditures during the first nine months of 1995 were approximately $245,000, as compared to $423,000 in 1994. Capital expenditures have decreased due to the delaying of certain budgeted capital expenditure purchases in 1995. The expenditures are expected to increase in the fourth quarter and the next year. Capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

     SALES for the third quarter decreased 3% and increased 36% for the nine months ended September 30, 1995, when compared to the same periods in 1994. Electrophysiology (EP) product revenue increased 1% and 67% while unit volume decreased 23% for the quarter and increased 61% for the nine months ended September 30, 1995, as compared to 1994. The Company believes that the increase in domestic EP product sales year-to-date is due, among other reasons, to the lessening of concern in the healthcare industry regarding proposed national healthcare reform. The shift in sales to a heavier domestic content reflects the increased demand for EP systems in the United States. The increase in dollars of EP Sales in the third quarter is due to the higher number of domestic units sold; domestic units are priced higher than foreign units which are sold at a discount. The decline in sales of EP units overall for the third quarter was due to lower sales of foreign units caused by the seasonal slowing of economic activity over the summer months. Revenues from sales of ECG sensors decreased 8% and increased 6% for the quarter and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease in ECG sensor sales for the quarter ended September 30, 1995, is due principally to lower foreign sales caused by slower seasonal summer activity. The increase in sales for the nine-month period ended September 30, 1995, is due to increasing international sales and higher demand by customers in the domestic market. Pricing on all products remained approximately the same for the third quarter and first nine months of 1995 as compared to 1994. The sales mix for the Company has remained stable with EP systems and ECG sensors making up most sales and the related cost of sales.


                               Third Quarter                          First nine months
                   -----------------------------------       ------------------------------------
                       1995      %       1994       %            1995       %       1994        %
                   ----------   ---   ----------   ---       -----------   ---   ----------    ---
Domestic. . . . .  $3,961,324    80   $3,251,286    63       $12,677,999    73   $ 8,593,860    67
Foreign . . . . .   1,014,054    20    1,898,919    37         4,785,993    27     4,257,951    33
                   ----------   ---   ----------   ---       -----------   ---   -----------   ---
Total . . . . . .  $4,975,378   100   $5,510,205   100       $17,463,992   100   $12,851,811   100
                   ==========   ===   ==========   ===       ===========   ===   ===========   ===


     COST OF SALES increased as a percent of sales for the nine months ended September 30, 1995, as compared to the same period in 1994, due primarily to the new distribution agreement signed with Prucka Engineering, Inc. ("Prucka"), effective April 1, 1994. The agreement calls for Prucka to perform more of the marketing responsibilities related to the EP products, and in return, ART is required to purchase the EP products at a higher cost. The cost of sensors declined for the nine months ended September 30, 1995 due to lower raw materials costs, partially offsetting the increase in EP products costs. Overall, the cost of sales remained the same as a percent of sales for the quarter ended September 30, 1995 as compared to the same period in the prior year, however, cost of sales of the EP products actually increased, but were offset by a decrease in the cost of sales of sensors. The increase in cost of sales for the EP products for the quarter is due primarily to the composition of the sales in 1995. In 1994 there was a higher percentage of foreign sales which, for that year of the contract, had a lower cost under the new contract with Prucka. The cost of sales for sensors declined due to lower raw materials costs. Overhead costs as a percent of sales and absolute dollars have remained consistent over the periods compared. Cost of sales as a percent of sales is expected to remain similar in the fourth quarter with an increase in the next year. The following table details the make-up of cost of sales between overhead and component costs:



                               Third Quarter                          First nine months
                   -----------------------------------       -----------------------------------
                       1995      %       1994       %            1995       %      1994       %
                   ----------   ---   ----------   ---       -----------   ---   ---------   ---
Components . . .    3,457,912    70   $3,702,238    72       $12,543,162   72   $8,427,634   66

Overhead. . . . .     407,034     8      340,055     6         1,180,066    7    1,053,772    8
                   ----------   ---   ----------   ---       -----------   --   ----------   --
Total . . . . . .  $3,864,946    78   $4,042,293    78       $13,723,228   79   $9,481,406   74
                   ==========   ===   ==========   ===       ===========   ==   ==========   ==



     SELLING AND MARKETING expenses have decreased significantly as a percent of sales and in absolute dollars during the third quarter and nine months ended September 30, 1995, as compared to the same periods for 1994. The decline is primarily attributable to the new distribution agreement with Prucka. The agreement specifies that Prucka will pay for the expenses related to marketing the CardioLab, principally commissions, sales personnel, and trade shows which ART paid in prior years. The primary component of marketing and selling expenses for the third quarter and nine months ended September 30, 1995 is salaries. The current level of marketing operations is expected to continue for the remainder of the year.

     GENERAL AND ADMINISTRATIVE expenses have decreased as a percent of sales for the quarter and nine month period ended September 30, 1995, as compared to the same periods of the previous year. General and administrative expenses decreased as a percent of sales due principally to the increase in sales dollars. General and administrative expenses have remained comparable in terms of dollars as compared to the prior year. General and administrative expenses are expected to continue at this level for the remainder of the year. The table below shows the major components:



                                        Third Quarter                         First nine months
                               ------------------------------       ----------------------------------
                                 1995      %     1994      %           1995       %      1994       %
                               --------   ---  --------   ---       ----------   ---  ----------   ---
Salaries & taxes, benefits. .  $211,217    4   $210,310    4        $  650,198    4   $  632,836    5
Environmental expense . . . .    16,926    -     49,601    1            84,848    -      108,891    1
Professional fees . . . . . .    37,343    1    128,028    2           120,436    1      200,732    2
Insurance . . . . . . . . . .    46,083    1     43,153    1           105,743    1      127,576    1
Rent. . . . . . . . . . . . .    11,616    -      9,996    -            55,272    -       49,033    -
Consulting. . . . . . . . . .    41,971    1     36,056    1           130,010    1       68,397    -
Amortization of patents . . .     4,183    -     69,632    1            13,032    -      206,289    2
Depreciation. . . . . . . . .    17,204    -     14,649    -            49,698    -       37,487    -
Other . . . . . . . . . . . .   128,435    3    162,216    4           321,513    2      431,259    4
                               --------   --   --------   --        ----------   --   ----------   --
Total . . . . . . . . . . . .  $514,978   10   $723,641   14        $1,530,750    9   $1,862,500   15
                               ========   ==   ========   ==        ==========   ==   ==========   ==


RESEARCH AND DEVELOPMENT expenses have decreased as a percent of sales during the nine months ended September 30, 1995, as compared to the same period of the prior year due to the higher sales levels. The decrease in terms of absolute dollars for the nine months is due primarily to lower amounts paid to consultants. The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT NO.        EXHIBIT
-----------        --------
   27              Financial Data Schedule.
                   REPORTS ON FORM 8-K
                   None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                  /s/  E. P. Marinos
                                  ---------------------------------------

                                  E. P. Marinos, President and
                                  Chief Executive Officer


                                  /s/ William E. Cooper
                                  ---------------------------------------
                                  William E. Cooper, CPA
                                  Controller and Chief Accounting Officer

November 11, 1995

                                EXHIBIT INDEX


                                                             SEQUENTIALLY
                                                                NUMBERED
EXHIBIT NO.        EXHIBIT                                        PAGE
----------         -------                                   ------------
   27              Financial Data Schedule.
                   REPORTS ON FORM 8-K
                   None
