Form 10-K
period 1995-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1996-04-01
CIK 819689

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 (fee required)

               DECEMBER 31, 1995                          1-9731
          (FOR THE FISCAL YEAR ENDED)            (COMMISSION FILE NUMBER)


[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 (no fee required)

                    ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)

                DELAWARE                                 72-0925679
      (State or other jurisdiction of                  (IRS Employer
       incorporation of organization)              Identification Number)

           5910 COURTYARD DRIVE #300                        78731
                 AUSTIN, TEXAS                            (Zip Code)
   (Address of principal executive offices)


                             (512) 343-6912
          (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

    COMMON STOCK, $.01 PAR VALUE                AMERICAN STOCK EXCHANGE
        (Title of Each Class)        (Name of Each Exchange on Which Registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                          ---

      On February 29, 1996, there were 3,564,511 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of February 29, 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates was $14,336,755 based upon the closing price of the shares of common stock on the American Stock Exchange.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Exhibits of a Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW, a Registration Statement on Form S-1 as filed with the Commission in August 1990, Registration Statement No. 33-36607, a Registration Statement on Form S-8 as filed with the Commission in October 1992, Registration Statement No. 33-53810, and a Registration Statement on Form S-3 filed with the Commission in October 1993, Registration Statement No. 33-69970, are incorporated by reference into Part IV, Item 14.

                                    PART I

ITEM 1.  BUSINESS

                                  BACKGROUND

        Arrhythmia Research Technology, Inc. ("ART") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in marketing and manufacturing computerized medical instruments which acquire data and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's product-line includes signal-averaging electrocardiographic (SAECG) equipment, cardiac catheterization equipment, and electrophysiology equipment. ART's patented and proprietary signal-averaging product line is comprised of the 1200 EPX-TM-, the LP-Pac Q-TM-, the PREDICTOR IIc-TM-, and the PREDICTOR-Registered Trademark- I. ART is the exclusive distributor for the Astro-Med, Inc. proprietary K3 Cardiac Catheterization product line for the United States and Canada. Additionally, ART is the exclusive distributor for the CardioMapp-TM- and CardioLab-TM-, Prucka Engineering, Inc.'s electrophysiology products.

        ART's wholly-owned subsidiary, Micron Products Inc. ("Micron"), is a manufacturer and distributor of silver/silver chloride-plated sensor elements ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. Micron was incorporated in the State of Massachusetts in 1972 and is located in Fitchburg, Massachusetts.

        The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron
(collectively the "Company"):

                                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                          1995       %          1994       %         1993       %
                                      -----------   ---     -----------   ---    -----------   ---
          SAECG equipment...........  $   808,043     3     $   901,608     5    $ 1,071,062     6
          CardioLab & CardioMapp....   13,671,703    60       8,714,896    50      9,466,260    53
          Sensors & Snaps...........    8,448,343    37       7,764,163    45      7,259,295    41
                                      -----------   ---     -----------   ---    -----------   ---
            Total                     $22,928,089   100     $17,380,667   100    $17,796,617   100
                                      -----------   ---     -----------   ---    -----------   ---
                                      -----------   ---     -----------   ---    -----------   ---

        The Company believes that the continued growth in the fields of cardiology and electrophysiology will result in significant opportunities for the Company to supply equipment and related disposables to hospitals, clinics and physicians. The Company is actively seeking to acquire additional product lines to supply this market.

                             RECENT DEVELOPMENTS

EXCLUSIVE DISTRIBUTION AGREEMENT WITH ASTRO-MED, INC.

        In November 1995, ART signed an agreement ("the Agreement") with Astro-Med, Inc. ("Astro-Med"), to exclusively distribute its family of proprietary K3 Cardiac Catheterization products (K3 Cath-Lab). The agreement is for an initial term of eighteen months and can be extended under certain conditions for an additional three years. Astro-Med is a manufacturer of specialty printer systems and related equipment which display, monitor, analyze and print data for aerospace, industrial and medical applications. The Astro-Med K3 Cath-Lab is an advanced hemodynamics system for use in a standard hospital Cath-Lab. The FDA issued a 510(k) in November 1994, which allows the K3 to be sold to the medical community in the United States. Astro-Med is a publicly traded company listed on the NASDAQ National Market System under the symbol ALOT.

CONSOLIDATED BANK FINANCING COMPLETED IN NOVEMBER 1995

        In November 1995, the Company obtained funding for a consolidated $3.5 million working capital line of credit and a $375,000 term loan with a bank. The line of credit is collateralized by the accounts receivable and inventory of ART and Micron and bears interest at prime plus .75%. The consolidated working capital line of credit replaced the individual lines of credit maintained by ART and Micron. Previously the individual lines of credit maintained by the parent and its subsidiary hampered the Company's ability to maximize its overall credit capacity to meet its liquidity needs. The new working capital line of credit originally matured October 31, 1996, however, the maturity has been extended to September 30, 1997 based primarily on the Company's performance since closing and the agreement to distribute the Astro-Med K3 Cath-Lab. The new working capital line of credit is expected to enhance profitability and significantly improve financial flexibility and liquidity.

COMPLETION OF PRIVATE PLACEMENT OFFERING OF $600,000 IN DEBENTURES

        In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the bank, carry an 11% interest rate, and are payable in 5 years. ART issued the bondholders an aggregate of 279,000 warrants to purchase ART stock at $3.00 per share as part of the private placement. The warrants expire 5 years from the date of the bond. The bond proceeds were used to help ART meet common stock repurchase commitments and to provide working capital for new product acquisitions and development.

ACC EXPERT CONSENSUS REPORT RELEASED

        A report from an ACC expert panel of cardiologists, released in January 1996, deemed that the signal-averaged electrocardiography (SAECG) test employing the bidirectional Butterworth filter is a valuable tool in several cardiac disease clinical indications. ART holds the US and international patents for the use of the bidirectional Butterworth filter. The filtering technique employed in the Simson Method for late potential analysis of the SAECG is the only method recommended by this recent expert consensus, as well as by a previous "Standards" paper issued jointly by the American College of Cardiology, American Heart Association, and the European Society of Cardiology. The new report stated that the SAECG test is established as being valuable for identifying patients after a heart attack who are at high risk for developing sustained ventricular arrhythmias, and also for identifying patients with ischemic heart disease and unexplained syncope, who are likely to have inducible ventricular tachycardia. Furthermore, the SAECG test has been found to be valuable in risk stratifying nonischemic cardiomyopathy patients who may develop sustained ventricular arrhythmias, and also for assessment of the success of operations for ventricular arrhythmias. Other promising indications include the detection of tissue rejection in heart transplant patients, and the effects of anti-arrhythmic drugs. The SAECG non-invasive test, which now has its own CPT code for reimbursement, was shown to be more cost effective than other tests used for similar type of risk stratification, such as invasive programmed stimulation, ejection fraction and Holter tests. The consensus paper also said that Medicare reimbursement for this test has shown an upward trend from 1992 to 1994.

                           DESCRIPTION OF BUSINESS

SIGNAL-AVERAGING ELECTROCARDIOGRAPHIC (SAECG) PRODUCTS

        Sudden cardiac death afflicts over 400,000 individuals in the United States alone each year. As described in an Expert Consensus on Signal-Averaged Electrocardiography published in the Journal of the American College of Cardiology (Vol. 27, No. 1, 1996), these occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat) which severely affect the capability of the heart's pumping chambers or ventricles. Ventricular arrhythmias are distinguished from arrhythmias affecting the atrium (the non-pumping chambers of the heart), which generally are not life-threatening. The majority of ventricular arrhythmias occur in patients who have survived a prior heart attack or have significant coronary artery disease. However, individuals with primary electrical disturbances of the heart comprise an additional subset of patients. Thus, various techniques have evolved to detect and treat individuals at risk of the development of sustained ventricular arrhythmias which may cause marked interference with the proper functioning of blood circulation, resulting, in some cases, in sudden cardiac death.

        By analyzing the electrical signals from the hearts of animal and human survivors of heart attacks, researchers have found that, in contrast to the relatively discrete, narrow high amplitude signals recorded from normal subjects, low amplitude, high frequency signals persisted well after the heartbeats were recorded in approximately 20% to 25% of heart attack survivors. These latter signals became known as "late potentials." Since directly recorded late potentials had been documented in subjects with malignant ventricular arrhythmias, the hypothesis arose that late potentials would be recorded in subjects with, or at risk of, sustained ventricular arrhythmias. After successful surgical treatment of ventricular arrhythmias, these late potential signals disappeared, which indicated an association between these abnormal signals and the underlying condition.

        Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by an Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the annual American Heart Association Scientific Sessions in November 1995, abstracts of studies were presented which described potential new areas of effective use of ART's SAECG technology. Of primary interest were (1) SAECG as a predictor of sudden cardiac death after coronary arterial bypass surgery; (2) SAECG as a tool for determining the effectiveness of ACE inhibitor drug therapy; and

(3) as a non-invasive method of detecting rejection after heart transplant surgery. These studies have the potential to broaden the uses of SAECG technology and applications of ART's SAECG products. ART's patented technology is considered the standard in medicine for SAECG. ART's SAECG products are described in detail below.

    1200 EPX

        The 1200 EPX is a specialized high resolution ECG system used to detect late potentials which cannot be detected by conventional surface ECG instruments. The 1200 EPX is used in conjunction with an MS-DOS based personal computer utilizing the patented Simson bi-directional Butterworth filtering technique. The 1200 EPX acquires, digitizes, averages and filters the cardiac signals providing late potential analysis with its time domain and frequency-domain analysis software. ART has the rights to the use of the Simson bi-directional Butterworth filtering technique for the detection of late potentials in the terminal portion of the QRS cycle. This method, characterized as the "Standard", was pioneered by Michael Simson, MD, and has been built into each 1200 EPX. Hard copy reports are generated using laserjet printers. See "EPSoft-TM- Software Library" for post-processing applications available for the 1200 EPX.

    LP-PAC Q AND PREDICTOR IIc

        The LP-Pac Q is a low-cost signal-averaging kit for MS-DOS based personal computers which consists of a "smart" SAECG pre-amplifier/patient cable, lead wires, a data acquisition system (DAS) card to receive ECG signals in real-time, time domain late-potential analysis software and an isolation safety transformer. The LP-Pac Q uses the patented Simson bi-directional Butterworth filtering technique, the recognized standard for the detection of late potentials, and provides results which are substantially equivalent to the 1200EPX. All software modules for the 1200 EPX are also available for the LP-Pac Q, with the exception of Heart Rate Variability analysis. See "EPSoft-TM- Software Library". In January 1996, ART received CE mark certification for the LP-Pac Q. The certification of the CE mark is required to export products to the European community.

        The PREDICTOR IIc is a cart-based patient-isolated system comprised of the same components as the LP-Pac Q kit, but running PREDICTOR software on a notebook computer with a docking station. A Hewlett-Packard laserjet printer is supplied as part of the cart-based system.

    PREDICTOR I

        The PREDICTOR I is a personal computer-based signal-averaging device that records and analyzes cardiac late potentials. The PREDICTOR I consists of a computer, digitizing hardware, programmable amplifiers, QRS detection hardware/firmware, preamplifiers, and a printer. Software is provided to facilitate the use of these components. The PREDICTOR I is designed to give the physician a flexible tool for the research setting as well as for clinical use.

    EPSOFT-TM- SOFTWARE LIBRARY

        ART's research and development staff has recently developed breakthrough digital signal processing techniques to enhance the overall analytical power of the SAECG test. Two such new developments are the IntraSpect-TM- and Early Potential Analysis software packages.

        IntraSpect-TM- permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis
(ASA). Hence, micropotential detection is no longer limited to the "late potential" region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. This covers 25% of a patient population which previously could not be analyzed with SAECG.

        The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. ART continues to offer other optional post-processing signal averaging software packages for the 1200 EPX and LP-Pac Q, including Cal-ABS-TM- Plus software for individual lead time domain analysis and FFT-Plus-TM- spectral temporal mapping software; and Heart Rate Variability (HRV) software for the 1200EPX. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

        ART also offers the PREDICTOR Heart Rate Variability ECG software ("PREDICTOR HRVECG"), which is marketed under a 510(k) granted by the FDA in 1989. PREDICTOR HRVECG provides time and frequency domain mathematical tools for the non-invasive assessment of R wave to R wave in sequential QRS complexes. PREDICTOR HRVECG can be used alone or in conjunction with a PREDICTOR I, PREDICTOR IIc, and LP-Pac Q signal-averaging systems.

        Software upgrades are provided at no charge to customers with systems under warranty. Sales of post-processing software products were not material to the Company's business in 1995.

K3 CATH-LAB

        In November 1995, ART signed a four and one-half year agreement ("the Agreement") with Astro-Med, Inc. ("Astro-Med"), to exclusively distribute its family of proprietary K3 Cardiac Catheterization products (K3 Cath-Lab). The Agreement may be terminated by the Manufacturer, at the discretion of Manufacturer on ninety (90) days' written notice, at the end of a then-current contract year in the event Buyer does not meet certain minimum sales requirements set forth in the agreement. Astro-Med is a manufacturer of specialty printer systems and related equipment which display, monitor, analyze and print data for aerospace, industrial and medical applications. The Astro-Med K3 Cath-Lab is an advanced hemodynamics system for use in a standard hospital Cath-Lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. The FDA issued a 510(k) in November 1994, which allows the K3 to be sold to the medical community in the United States. Astro-Med is a publicly traded company listed on the NASDAQ National Market System under the symbol ALOT.

ELECTROPHYSIOLOGY PRODUCTS

    CARDIOLAB

        The CardioLab was introduced and received a 510(k) from the FDA in early 1991. The CardioLab is a computerized recording and analysis system used by electrophysiologists in the diagnosis and treatment of arrhythmias. The CardioLab is used in conjunction with a stimulator and catheters inserted through a blood vessel, allowing an electrophysiologist to electronically induce, monitor, record, analyze and treat arrhythmias under controlled conditions. The CardioLab records cardiac electrical activity which is amplified, digitized and transmitted to a computer for real time analysis and display on a high resolution color graphics monitor or laser printer.
Because the CardioLab can be used to accurately detect the presence and location of diseased or damaged heart tissue, in some cases, a procedure can be performed less invasively via catheter, as compared to open heart exploratory surgery, to treat the condition.

        The CardioLab components include an amplifier, computer, monitor and printer. These hardware components are manufactured by various suppliers and are, to a large extent, interchangeable. The CardioLab has a list price of $108,950 to $181,000, depending upon the configuration of the system purchased. The CardioLab is manufactured by Prucka Engineering, Inc. of Houston and distributed exclusively by ART until December 31, 1996 pursuant to an agreement dated April 1, 1994. During 1997, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. During 1998, ART will receive a commission of 4% on CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales.

    CARDIOMAPP

        The CardioMapp was introduced and received a 510(k) from the FDA in November 1989. The CardioMapp is a computerized cardiac mapping system used during open heart surgery to assist surgeons in locating and treating electrical malfunctions of the heart. The system uses several types of electrode arrays placed on the heart to monitor and record cardiac electrical activity. The electrical activity is amplified, digitized and transmitted to a computer for real-time analysis and display in the operating room during surgery on a high resolution color graphics display or color printer. The graphics display, or map, is presented to the surgeon within one to two minutes after the data is recorded.

        The CardioMapp components include fiber optic cable and electrodes, an amplifier, junction box, computer, monitor and printer. The CardioMapp has a list price of $125,000 to $155,000, depending upon the configuration of the system purchased. The CardioMapp is manufactured by Prucka Engineering, Inc. of Houston and distributed exclusively by ART until December 31, 1996 pursuant to an agreement dated April 1, 1994. During 1997, ART will receive commissions on net sales of CardioMapp systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales.

SENSORS AND SNAPS

    SILVER/SILVER CHLORIDE-PLATED SENSOR ELEMENTS

        Micron is a manufacturer and distributor of silver/silver chloride-plated sensor elements for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation.

        The disposable electrode has proven to be more accurate and reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are faster and easier to use as compared to reusable electrodes, which require cleaning after each use. As a result, the disposable electrode has replaced the reusable electrode in many applications. A disposable electrode generally consists of an adhesive for attachment to the patient's body, a gel to insure maximum signal acquisition, a conductor or snap for attachment to the transfer wires and the sensor element. The type of sensor element manufactured by Micron consists of a molded plastic substrate plated with a silver/silver chloride surface which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In most of these ECG procedures, up to ten electrodes are used and after each test, all such electrodes are discarded.

        In addition to the traditional ECG tests, disposable electrodes incorporating Micron's sensor elements are used in connection with the stress and "Holter" tests. The Holter test utilizes a portable ECG heart monitoring device that is worn by a patient for up to 24 hours during the patient's normal activity and is designed to record data from the patient's heart. The stress test monitors the human heart during rest followed by exercise and again at rest. Both the Holter and stress tests employ disposable silver/silver chloride disposable electrodes.

    METAL SNAP FASTENERS

        In February, 1991, Micron entered into a non-exclusive world-wide distribution agreement with a manufacturer of metal snap fasteners used to attach the disposable electrode to the lead wires of the ECG machine. As a component of the finished silver/silver chloride disposable electrode, the snaps are sold to some of the same customers that use Micron's sensor elements. Micron purchases finished snap fasteners from its supplier, performs quality control procedures and repackages the snaps for shipment to customers. Snap shipments are often included along with Micron's sensor shipment to a customer. While Micron is attempting to increase the market penetration of this product, there can be no guarantee that the snap fastener product line will produce increased revenues or profits in future periods.

The following table shows sales of sensors and snaps by Micron for the years ended December 31:

                                     1995       %       1994       %       1993       %
                                  ----------   ---   ----------   ---   ----------   ---
              Sensors..........   $7,296,163    86   $6,620,729    85   $6,210,481    86
              Snaps............    1,152,180    14    1,143,434    15    1,048,814    14
                                  ----------   ---   ----------   ---   ----------   ---
                Total..........   $8,448,343   100   $7,764,163   100   $7,259,295   100
                                  ----------   ---   ----------   ---   ----------   ---
                                  ----------   ---   ----------   ---   ----------   ---

                          ENVIRONMENTAL REGULATION

        Like many industrial processes, the Micron manufacturing process utilizes hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation. Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities. As a result, Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

GROUNDWATER

        During September 1992, as a requirement for obtaining a mortgage to repurchase its Fitchburg, Massachusetts manufacturing facility, Micron performed an environmental 21-E Site Assessment. A 21-E Site Assessment includes an analysis of ground water samples for the presence of certain petroleum based products, metals and solvents. The analysis detected levels of petroleum products and metals in excess of the minimum allowable
standards.   Micron filed a release report and a Preliminary Assessment and
Interim Site Classification form with the Massachusetts Department of Environmental Protection ("DEP"). The DEP classified the site as a disposal site within the meaning of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and identified Micron as a potentially responsible party with liability.

        On January 21, 1993, Micron filed its Phase I Limited Site Investigation and Waiver Application ("Application"). The Application contained an historical overview of past uses of the site and its surrounding area. The facility is located in the center of a heavily developed industrial area and use of the site and surrounding properties predates the early 1900's. Micron has occupied the site from 1982 to the present. The Application identified several potential off-site sources for the discharge and demonstrated that none of the types of chemicals found on the property are used in the Micron manufacturing process. During February, 1993, the representatives of the DEP visited the site. On February 18, 1993, the DEP classified the site as a non-priority disposal site and granted Micron's waiver application with the stipulation that Micron evaluate the upgradient, off-site sources which may have caused the contamination.

        As a condition of the waiver approved by the DEP, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design, and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. Initial Phase II activities were undertaken in 1993, including drilling two borings and installing three monitoring wells. In 1994, an elevation and location survey was conducted on the monitoring wells. This data was used in conjunction with the depth to groundwater in each of the wells to construct a groundwater contour plan. The groundwater contour plan is used to estimate the rate and direction of groundwater movement. In 1995, permeability testing was conducted on the monitoring wells. This data is used in evaluating the transport of contaminants via groundwater. Additional Phase II activities, which will be conducted over approximately the next two years, will likely include further site history data collection, review and evaluation; evaluation of upgradient potential sources as required by the DEP waiver; additional soil sample collection to further define source areas; groundwater monitoring, report and required document preparation; risk assessment; and regulatory agency coordination. Upon the completion of Phase II activities Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. If the DEP determines that the Company needs to implement the last phase of remediation (Phase
III), the Company could incur approximately $200,000 of clean-up costs to remove contaminated property as estimated by the environmental engineering firm hired to represent the Company in its dealings with the DEP. Although the ultimate outcome is uncertain until Phase II is completed, as of December 31, 1995, the engineering firm and management of the Company believe that Phase III remediation will not be required.

        Prior to its acquisition by the Company, Micron recorded a charge against earnings of $233,000 to cover estimated costs associated with site monitoring and remediation through Phase II. Prior to December 31, 1992, Micron incurred costs of $60,600 on site analysis and preparation of the site assessment and waiver application. During 1995, 1994, and 1993 Micron spent approximately $24,900, $14,000, and $58,000, respectively, for site assessment, monitoring, and remediation. At December 31, 1995, the accrued liabilities include approximately $75,200 to cover the estimated future costs associated with site monitoring and remediation. Management estimates that these costs could approximate from $65,000 to $360,000 depending upon the final decision by the DEP.

        Micron may seek recovery from other responsible parties if the source of the ground water pollution can be identified. However the likelihood of the collection of damages cannot be evaluated at this time.

OPERATIONS

        During 1995, Micron spent approximately $139,000, of which approximately $5,000 was capitalized at December 31, 1995, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations, as well as to evaluate the adequacy of such systems to facilitate future growth. Certain of the above expenditures are classified as "one time" charges while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. The capitalized costs relate to expenditures to improve the efficiency of the manufacturing process and to help mitigate or prevent possible future environmental contamination. Such costs are amortized over their estimated useful lives of five years.

        Using the results of the study, Micron expects to undertake a manufacturing process and air and waste water treatment redesign. The actual redesign, which will take place over the next two years, will require the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. All such expenditures are expected to be financed through an equipment capital lease arrangement. The Company expects to spend up to approximately $480,000 in total for such capital improvements. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements.

                                   GENERAL

CUSTOMERS AND SALES

        ART sells its electrocardiographic, cardiac catheterization, and electrophysiology products primarily to hospitals where purchasing decisions are typically made on the advice of physicians affiliated with such hospitals. ART's sales cycle, which generally commences at the time a hospital issues a request for proposal and ends upon submission of a purchase order, may take up to nine months. ART generally fills orders within approximately 30 days of receipt of customer orders for electrocardiographic products and within approximately 60-90 days for cardiac catheterization and electrophysiology products. Because orders are filled shortly after receipt, backlog is not usually material to ART's business.

        Micron manufactures its sensor elements against specific customer purchase orders in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 50 significant manufacturers of silver/silver chloride-plated disposable electrodes world-wide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 1995, three major customers accounted for 32%, 18%, and 14% of net sales of Micron.

        The following table sets forth, for the periods indicated, the approximate consolidated net sales and percentages of net sales derived from sales of the Company's products in its geographic markets:

                                                              NET SALES YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                  1995        %        1994        %        1993        %
                                              -----------    ---   -----------    ---   -----------    ---
        United States.......................  $16,380,540     71   $11,813,557     68   $12,699,599     72
        Europe..............................    4,325,860     19     2,938,187     17     1,804,633     10
        Canada, Mexico & South America......    1,078,263      5     1,210,068      7     1,430,150      8
        Far East............................    1,101,085      5     1,349,310      8     1,790,747     10
        Other...............................       42,341      -        69,545      -        71,488      -
                                              -----------    ---   -----------    ---   -----------    ---
            Total...........................  $22,928,089    100   $17,380,667    100   $17,796,617    100
                                              -----------    ---   -----------    ---   -----------    ---
                                              -----------    ---   -----------    ---   -----------    ---

INSTALLATION AND SERVICE

    ELECTROCARDIOGRAPHIC, CARDIAC CATHETERIZATION AND ELECTROPHYSIOLOGY PRODUCTS

        INSTALLATION. When a purchase order is received for SAECG products, ART or its independent sales representatives and distributors are responsible for installation of the systems. The period from the time of execution of the purchase order until completion of installation of such system typically ranges from one to four weeks. Astro-Med is responsible for installation of the K3 Cath-Lab at the customer location. The period from the time of execution of the purchase order until completion of installation of a K3 Cath-Lab is approximately 30-45 days. Prucka is responsible for installation of the CardioMapp and CardioLab systems at the customer location. The period from the time of execution of the purchase order until completion of installation of the electrophysiology system is approximately 90-120 days.

        TRAINING. Ordinarily, the sales representative provides training to customers in the use of SAECG products. ART personnel are sometimes used to provide additional training support, as necessary. Generally one day of training is provided on-site on the day of installation. ART provides training for both the operation and use of the hardware and of all standard applications of the software. When a K3 Cath-Lab is installed, two to four days of training is provided by Astro-Med and ART personnel. In connection with the installation of CardioMapp and CardioLab systems, three days of training are provided by Prucka's personnel.

        WARRANTY AND MAINTENANCE. ART provides a one-year warranty which covers parts and labor for all of its SAECG software and hardware products. Customers may renew the warranty annually at a cost of approximately $1,000 to $2,700 depending on the service level and type of system. The K3 Cath-Lab comes with a standard one-year labor and parts warranty included in the purchase price. All K3 Cath-Lab repairs are made by Astro-Med personnel.
The CardioMapp and CardioLab systems and components are serviced by Prucka personnel. CardioLab and CardioMapp systems are warranted for the first year with annual renewals available for a fee.

    SENSORS AND SNAPS

        Micron sells its sensors and snaps to original equipment manufacturers of disposable electrodes who assemble the finished product. Micron sales, manufacturing and customer service personnel provide the electrode manufacturers with technical support whenever necessary.

PRODUCT SUPPLIERS AND MANUFACTURING

    ELECTROCARDIOGRAPHIC

        ART currently has limited manufacturing capabilities for its signal averaging products and relies upon established inventories to fill current sales orders. When additional units are required, ART plans to sub-contract the basic unit production and perform final assembly and quality-control testing in-house.

    CARDIAC CATHETERIZATION SYSTEMS

        ART is dependent upon Astro-Med as the sole supplier of the K3 Cath
Lab.

    ELECTROPHYSIOLOGY

        ART is dependent upon Prucka as the sole supplier of CardioMapp and CardioLab systems. Under the distribution agreement between ART and Prucka, ART will continue to exclusively distribute the CardioLab and CardioMapp systems and accessories (the "Products") through December 31, 1996. Thereafter, ART will receive royalties on Products sales through December 31, 2002.

    SENSORS AND SNAPS

        Micron manufactures its sensor elements at its Fitchburg, Massachusetts facility employing a proprietary non-patented seven-step process. The raw materials used by Micron in its sensors are (1) plastic resins used to mold the substrates and (2) silver/silver chloride chemical solutions for plating the molded plastic substrates. Both the plastic used by Micron and the silver/silver chloride solutions are in adequate supply. Fluctuations in the price of silver are contractually passed on to customers.


        During February, 1991, Micron entered into a non-exclusive world-wide distribution agreement for medical snap fasteners manufactured by TRW Inc. ("TRW"). TRW later sold its entire fastener operation and Micron's medical snap fasteners are currently manufactured by Scovill, Inc. ("Scovill"). The agreement allows Micron to buy the various snap fasteners in bulk and to repackage and resell them to its customers. The agreement has a provision for annual renewals and Micron and its supplier are cooperating to increase market penetration of the Scovill snap products.

MARKETING AND COMPETITION

        ART engages independent sales representatives and distributors of medical instruments in various regions throughout the United States and foreign distributors to market all of ART's products. Sales representatives, who are paid on a commission basis, are generally responsible for identifying customers and demonstrating products in their respective geographic markets. ART has arrangements with 25 independent sales organizations in the United States, which sell ART's products. ART has arrangements with 29 foreign distributors who sell ART's products in most of the significant foreign markets. To date, ART's independent sales organization has accounted for substantially all of ART's sales. ART believes that the use of independent representatives and distributors, which typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets, enhances the quality and scope of ART's marketing and sales efforts and permits ART to avoid the significant costs associated with creating a direct distribution network. Pursuant to agreements with independent sales representatives and distributors, such sales force is prohibited from engaging in the promotion or sale of products that compete with ART's products.

        ART directly employs sales, marketing and management personnel who are responsible for making sales presentations and working in conjunction with independent sales representatives in marketing and selling products to doctors and hospitals. ART's staff prepares advertising copy, full-color sales brochures, technical bulletins, reimbursement documentation, and sponsors training programs. In addition, the in-house marketing department sets sales goals and manages the independent sales organizations as well as making marketing decisions with respect to present and future products.

    SAECG PRODUCTS

        ART's marketing efforts with respect to SAECG products have focused primarily on those hospitals with an electrophysiology laboratory and electrophysiologists with the ability to apply the late potential test in a clinical environment. ART believes that this market segment is a relatively small percentage of the potential market for signal-averaging instruments. ART is expanding its marketing focus to include buying groups, cardiologists, and other physicians involved in the diagnosis of heart problems. In the United States there are approximately 9,000 cardiologists certified by the American Board of Internal Medicine. ART markets its SAECG products at regional and national trade shows in the United States and Europe. In addition, ART markets its SAECG products through the use of direct mail campaigns to selected cardiologists.

        ART is aware of certain other companies which have developed or are developing technologies and products which are competitive with ART's products. Other technologies or products which are functionally similar to ART's signal-averaging products are currently available from a number of competitors, including Del Mar Avionics, Marquette Electronics, Inc., and Hewlett-Packard Company, most of which are well established, have substantially greater financial and other resources than ART and have established reputations for success in the development, sale and service of products. ART believes that its competitive advantage is based on a number of factors, including price, ease of use, and clinical acceptance of the methodology employed in ART's signal-averaging products.

    CARDIAC CATHETERIZATION PRODUCTS

        The K3 Cath-Lab product is marketed through national trade shows in the United States. Additionally, ART has placed full-page advertisements in trade journals that have drawn an excellent response to the K3 which has certain major advantages over other, like products currently available. Competitors for the K3 include the Midas system from E for M Corp., the MAC-Lab/Cath Lab Manager from Marquette, Inc., the Horizon 9000 WS from Mennen Medical, the Q-Cath-DS from Quinton Instrument, the Cathcor C & T from Siemens Medical, and the Series II from Witt Biomedical. Most of these competitors are well established and have substantially greater financial and other resources than ART. ART believes that its competitive advantage is based on a number of factors, including price, ease of use, and clinical acceptance of the methodology employed in the K3.

       ELECTROPHYSIOLOGY PRODUCTS

        Electrophysiology products are marketed at regional and national trade shows in the United States and Europe, usually in conjunction with Prucka. ART believes that the CardioMapp currently is competitive in terms of performance features and price. Also, the CardioLab system, distributed by ART, faces competition from other competitors who manufacture and market similar products, with digital technology, including C. R. Bard, Inc. and Quinton Instrument Co., which have greater financial and other resources than ART and have established reputations in the manufacture, sale and service of medical instruments. ART believes that the features and price of the CardioLab compare favorably with products marketed by these competitors.

        SENSORS AND SNAPS

        Micron sells its sensor elements to most major manufacturers of disposable silver/silver chloride ECG electrodes. Micron employs one full-time salesperson for sensors and snaps. The Company believes that it has two competitors for sensors and that its sales of sensors greatly exceed those of its competition.

ENGINEERING AND RESEARCH AND DEVELOPMENT

        During 1995, ART's engineering and research and development efforts focused primarily on enhancing and improving the post-processing software used for SAECG equipment. ART currently employs two engineers engaged in software and hardware development and one technician for customer telephone
support, warranty repairs, and limited manufacturing.    ART also engages
outside consultants for specific projects. For the fiscal years ended December 31, 1995, 1994 and 1993, ART expensed approximately $183,000, $235,000, and $196,000, respectively, in connection with engineering and research and development activities, which consisted principally of the salaries of its employees and consultants.

GOVERNMENT REGULATION

        Diagnostic products such as those marketed by ART are subject to an extensive regulatory clearance process by the FDA and comparable agencies in other countries. ART believes that the products currently marketed in the United States have all necessary governmental clearances required for the sale of such products in the United States and each of the countries in which its products are presently sold. The regulatory process for diagnostic devices, which sometimes includes the requirements for pre-clinical and clinical testing, can take many years and requires the expenditure of substantial amounts of money. In the event ART seeks to market new products or significantly modify a product currently in commercial distribution, ART would be required to obtain regulatory clearance.

        Federal legislation relating to medical devices could potentially cause compliance with the pre-market clearance and approval processes to be more time consuming, difficult and expensive. It is not anticipated that ART's products will be subject to special controls or regulation, but there can be no assurance that the FDA will not impose special controls or regulation.

THIRD-PARTY REIMBURSEMENT

        Hospitals, physicians and other health care providers that purchase capital or other equipment, such as the products sold by ART, for use in furnishing care to their patients typically rely on third-party payers, principally Medicare, Medicaid, and private health insurance plans, to reimburse all or part of the costs or fees associated with the medical procedures performed with such equipment, and of the capital costs of acquiring such equipment. Cost control measures adopted by third-party payers in recent years and reductions in Medicare payments for hospital outpatient services and capital costs have had and may continue to have a significant effect on the purchasing practices of many such providers, generally causing them to be more selective in the purchase of medical equipment and to place increasing emphasis on maximizing the return on investment in new equipment.

        The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member. During 1995, a survey conducted by the Company showed that SAECG medical tests were reimbursed under Part B Medicare in 49 states. The procedures performed utilizing the K3 Cath-Lab, CardioLab and CardioMapp systems are reimbursed under Part B Medicare in all states. While third-party payers generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payers often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure.

        ART is unable to predict the impact of additional legislation or regulations, if any, which may be enacted or adopted in the future relating to ART's business or the health care industry, including third-party coverage and reimbursement.

INSURANCE

        The Company may be exposed to potential product liability claims by patients who use the Company's products. ART maintains a general liability insurance policy, which includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. Micron also maintains a general liability insurance policy which includes product liability coverage of $1,000,000. To date, there have been no asserted or threatened claims against the Company. Although Company management believes the present insurance coverage is adequate for the types of products currently marketed by the Company, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

        ART has a directors and officers liability insurance policy with coverage in the amount of $2,000,000.

PATENTS AND PROPRIETARY TECHNOLOGY

    ART

        The Simson Patent, which covers the core technology, including the signal-averaging and filtering technologies, on which the 1200 EPX, LP-Pac Q, and PREDICTOR I are based, is of material importance to ART. ART holds an exclusive license for the Simson Patent, which expires in December 2000. In connection with the 1200 EPX, ART is the assignee of three other U. S. Patents, two of which expire in July 2001 and the other in January 2002. ART currently holds a non-exclusive license to a fifth U. S. Patent and has three patent applications pending. ART holds foreign patents issued in Austria, Australia, Belgium, Canada, France, United Kingdom, Holland, Italy, Liechtenstein, Spain, Sweden, Switzerland and Germany. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents as deemed appropriate.

        As part of the acquisition of substantially all of Corazonix's assets in 1993, including those pertaining to high resolution ECG, ART acquired four additional patents related to time and frequency domain analysis of electrocardiogram signals. ART also owns two patents related to time and frequency domain analysis software developed by Ralph Haberl, M.D. These patents were allowed in 1993 by the U.S. Patent Office, and cover the spectral-temporal mapping post-processing software packages sold by ART.

        Rapid technological development in the medical industry results in extensive patent filings and a rapid rate of issuance of new patents. Although ART believes that ART's products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART. ART does not own or have any license to any patents relating to the K3 Cath-Lab technology incorporated in such systems and is not aware of any patent or licenses to patents that Astro-Med may hold. ART does not own or have any license to any patents relating to the CardioMapp or CardioLab instruments or technology incorporated in such instruments and it is not aware of any patents or licenses to patents that Prucka may hold.

        ART also relies on proprietary know-how and employs various methods to protect the source codes, concepts, ideas and documentation of its proprietary software. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to ART's know-how or software codes, concepts, ideas and documentation. Furthermore, although ART has confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect ART's trade secrets.

        ART is not aware of any new copyright registration or application for the software incorporated in the 1200 EPX, LP-Pac Q, PREDICTOR I, K3 Cath-Lab, CardioMapp, or CardioLab.

    MICRON

        Micron employs a highly complex, proprietary non-patented seven step manufacturing process for its silver/silver chloride-plated sensor elements.
 Key employees have executed nondisclosure and non-competition agreements.
To maintain its leadership as a major supplier of sensors and snaps to the manufacturers of disposable silver/silver chloride ECG electrodes, Micron submitted a patent application for a radiographically translucent snap that is manufactured from a flexible electrically conductive thermoplastic polymeric compound in 1995. In early 1996, the patent for this innovative product was granted to Micron. Micron has begun marketing and manufacturing this product. Future increased acceptance for this product and its potential applications is expected.

EMPLOYEES

        ART has thirteen full-time employees, including ten administrative, sales, marketing and supervisory personnel, and three engineering personnel. Micron employs forty-one full time employees, including ten administrative, sales and supervisory personnel, thirteen quality control personnel and eighteen production personnel.

ITEM 2.  PROPERTY

        During 1995 ART leased approximately 5,700 square feet of space in an office building in Austin, Texas from an unaffiliated landlord with monthly rental payments of approximately $5,700. During 1996 ART will rent approximately 4,800 square feet of office space in the same building with monthly rental payments of approximately $6,100.

        The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of a 22,000 square foot, six story building which was repurchased in April, 1994. In August 1993, Micron entered into a lease for molding and quality control space from an unaffiliated landlord. During 1995, the average monthly rent was approximately $6,300 per month for a total of 18,800 square feet. During 1996, Micron will rent the 18,800 square feet at approximately $7,100 per month. Micron is currently investigating the option of sub-leasing the molding and quality control space and entering into a lease/purchase transaction for a building located immediately adjacent to its six-story manufacturing facility.

ITEM 3.  LEGAL PROCEEDINGS

        As further discussed under Environmental Regulation, Micron has been identified as a potentially responsible party with liability by the DEP. On February 18, 1993, the site was classified as a non-priority site and Micron's waiver application was approved. As a condition of the waiver, Micron was required to prepare a five-year plan of remediation for the property. Micron has retained an environmental consulting firm, and in 1995 hired an internal consultant, to organize and implement the remediation plan and to represent Micron in its dealings with the regulatory authorities. Initial Phase II activities have been completed, including drilling two borings and installing three monitoring wells. Additional Phase II activities will likely include further site history data collection, review and evaluation; evaluation of upgradient potential sources as required by the DEP waiver; additional soil sample collection to further redefine source areas; groundwater monitoring; report and required document preparation; a risk assessment; and regulatory agency coordination. Upon the completion of Phase II activities Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated.

        While the waiver application has been approved, the DEP still retains jurisdiction and will oversee the remediation. Should Micron not comply with the terms of the remediation plan, the DEP may institute a lawsuit to enforce a site clean-up. Micron believes that it is currently in compliance with the terms of the remediation plan.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.  Annual meeting of shareholders was held on November 27, 1995

     b. Julius Tabin and E.P. Marinos were elected as directors of the Company at the meeting. Anthony A. Cetrone, Russell C. Chambers, Robert A. Simms, Lawrence S. Black, Michael A. McManus, Jr., and Paul F. Walter, M.D. continued to serve as directors.

     c. (1) The election of board members Julius Tabin and E.P. Marinos were elected as follows:

             Julius Tabin     2,831,129  FOR,  68,819  WITHHELD
             E.P. Marinos     2,853,089  FOR,  46,859  WITHHELD

         (2) Approval of the 1995 Key Employee Stock Option Plan
             2,729,533 FOR,  151,833 AGAINST,  18,582  WITHHELD

         (3) Approval of the appointment of Coopers & Lybrand as the Company's independent public accountants to audit the Company's books for 1995.

             2,852,220 FOR,  27,988 AGAINST,  19,740 WITHHELD

     d.      Not applicable

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ART's Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT. Prior to that, ART's stock was listed on NASDAQ.

        The following table sets forth, for the period indicated, the high and low closing prices per share for ART's Common Stock as quoted by the American Stock Exchange and the high and low bid prices as quoted by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. The NASDAQ quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              HIGH      LOW
                                              ----     -----
               Year Ended December 31, 1994
                   1st Quarter............... 8 1/2    6 5/8
                   2nd Quarter............... 7        4 1/2
                   3rd Quarter............... 4 3/4    2 7/8
                   4th Quarter............... 3 1/2    2 1/4

               Year Ended December 31, 1995
                   1st Quarter............... 3 1/4    1 7/8
                   2nd Quarter............... 4        2 5/8
                   3rd Quarter............... 6 1/4    2 3/4
                   4th Quarter............... 6        3 3/4

        As of February 29, 1996, the number of recordholders of ART's common stock was estimated to be 1,500. On February 29, 1996 the closing price for the common stock on the American Stock Exchange was $3 15/16.

DIVIDEND POLICY

        To date, ART has not paid any dividends on its Common Stock. The Company's long-term debt agreements contain various restrictions and conditions including restrictions regarding the payment of dividends. ART does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

        The selected financial data presented below for each of the years ended December 31 has been derived from the Company's audited financial statements. The financial statements include the results of operations of Micron from November 1, 1992 ( the acquisition date). The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements, including the notes thereto, appearing elsewhere in this report.


STATEMENTS OF OPERATIONS DATA:                              YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   1995     1994     1993     1992    1991
                                                 -------  -------  -------  -------  ------
Revenue..........................................$22,928  $17,381  $17,797  $10,735  $5,846
Cost of sales.................................... 17,947   13,389   11,188    6,395   2,853
                                                 -------  -------  -------  -------  ------
  Gross profit...................................  4,981    3,992    6,609    4,340   2,993
Selling and marketing............................    474    1,128    2,285    2,345   1,690
General and administrative.......................  2,150    2,393    1,870      852     637
Research and development.........................    183      235      196      164     193
Amortization of goodwill.........................    115      115      127       33       -
Write-down of assets.............................      -    3,751        -        -       -
                                                 -------  -------  -------  -------  ------
  Income (loss) from operations..................  2,059   (3,630)   2,131      946     473
Acquisitions expense.............................      -     (164)      86       37       -
Other, net.......................................   (116)      10       43       63      92
                                                 -------  -------  -------  -------  ------
  Income (loss) before income tax and cumulative
   effect of accounting change...................  1,943   (3,784)   2,088      972     565
Income tax benefit (expense).....................   (818)     309     (843)    (362)   (193)
                                                 -------  -------  -------  -------  ------
  Income (loss) before cumulative effect of
   accounting change.............................  1,125   (3,475)   1,245      610     372
Cumulative effect of accounting change...........      -        -        -       22       -
                                                 -------  -------  -------  -------  ------
  Net income (loss)..............................$ 1,125  $(3,475)  $1,245  $   632  $  372
                                                 -------  -------  -------  -------  ------
                                                 -------  -------  -------  -------  ------
Income (loss) per share before cumulative effect
 of accounting change............................$   .31  $  (.95)  $  .34  $  .19   $  .14
Cumulative effect of accounting change...........      -        -        -     .01        -
                                                 -------  -------  -------  -------  ------
  Net income (loss) per share....................$   .31  $  (.95)  $  .34  $  .20   $  .14
                                                 -------  -------  -------  -------  ------
                                                 -------  -------  -------  -------  ------
Weighted average number of shares outstanding....  3,683    3,653    3,716   3,225    2,655
                                                 -------  -------  -------  -------  ------
                                                 -------  -------  -------  -------  ------

BALANCE SHEET DATA:                                               DECEMBER 31,
                                                 ------------------------------------------
                                                   1995     1994     1993     1992    1991
                                                 -------  -------  -------  -------  ------
Total assets.....................................$12,968  $12,711  $15,835  $13,417  $5,330
Long term obligations (including current portion)$ 1,089  $ 1,018  $ 1,274  $ 1,363  $    -
Redeemable common stock..........................$    10  $   637  $ 1,241  $ 1,817  $    -
Working capital..................................$ 2,803  $ 1,149  $ 3,149  $ 2,290  $3,988
Shareholders' equity.............................$ 7,353  $ 5,845  $ 8,965  $ 6,281  $4,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, the percentages of revenue represented by certain items reflected in the Company's statements of operations.

                                              YEAR ENDED DECEMBER 31,
                                             ------------------------
                                             1995      1994      1993
                                             -----     -----     -----
Revenue..................................... 100.0     100.0     100.0
Cost of sales...............................  78.3      77.0      62.9
Gross profit................................  21.7      23.0      37.1
Selling and marketing.......................   2.1       6.5      12.8
General and administrative..................   9.4      13.8      10.5
Research and development....................    .8       1.3       1.1
Amortization of goodwill....................    .5        .7        .7
Write-down of assets........................     -      21.6         -
Acquisitions expense........................     -        .9        .5
Other, net..................................   (.5)        -        .2
                                             -----     -----     -----
Income (loss) before income taxes...........   8.5     (21.8)     11.7
Income tax (provision) benefit..............  (3.6)      1.8      (4.7)
                                             -----     -----     -----
    Net income (loss).......................   4.9     (20.0)      7.0
                                             -----     -----     -----
                                             -----     -----     -----

    REVENUE

        Revenue increased by approximately $5,547,000 or 32% from the year ended December 31, 1995 as compared to 1994. The increase in revenues is attributable primarily to increased electrophysiology system sales in the domestic market and, to a lesser extent, an increase in sales of sensors by Micron.

        Revenue decreased by approximately $416,000 or 2% from the year ended December 31, 1994 as compared to the year ended December 31, 1993. Although revenues overall are comparable to the prior year, revenues from sales of electrophysiology systems declined by approximately $690,000 due primarily to low sales volumes domestically in the first quarter which was caused primarily by concern in the marketplace over possible national healthcare reform. The decrease in electrophysiology systems was partially offset by increased unit sales of sensors and snaps of approximately $505,000.

        Sales of signal averaging products have represented a declining percentage of the Company's revenue since the introduction of the CardioLab in 1991 and the acquisition of Micron in 1992, which resulted in a change in product mix. Sales of signal-averaging products have declined in absolute dollars since the year ended December 31, 1990. The Company believes that the current primary market for the 1200 EPX, hospitals with an electrophysiology laboratory, has been saturated and is looking to sell to non-traditional markets, primarily physician's offices and clinics, to increase revenues.

    COST OF SALES

        Cost of sales as a percentage of revenue increased from 77% in 1994 to 78% in 1995. The increase is due primarily to a contractual price increase by Prucka to ART for the electrophysiology products exclusively sold and distributed by ART on behalf of Prucka. The cost increase for the electrophysiology products was partially offset by a decline in the cost of sales of Micron's sensor manufacturing operation. The Company expects the trend of increasing costs of sales as a percentage of revenue to continue increasing as higher prices will be instituted under the Prucka contract. Additionally, 1996 will be the final year in which ART will act as the exclusive distributor under the Prucka contract. In 1997 the Company will not report the gross revenues or the related cost of sales for CardioLab and CardioMapp products which approximated $13,672,000 and $12,139,000 for the year ended December 31, 1995, and $8,743,000 and $7,041,000 for the year ended December 31, 1994.

        Cost of sales as a percentage of revenue increased from 63% in 1993 to 77% in 1994. The increase is due principally to electrophysiology product sales under the exclusive distribution agreement signed with Prucka, effective April 1, 1994. The agreement calls for Prucka to perform more of the marketing responsibilities related to the CardioLab and CardioMapp and, in return, ART is required to purchase the products at a higher cost. Additionally, during 1994, cost of sales for sensors increased due to higher production costs, mainly environmental and raw material (chemical and resins) costs, which the Company was unable to pass on to its customers.

    SELLING AND MARKETING

        Selling and marketing expenses declined to 2% of sales in 1995 as compared to 6% of sales in 1994. The decline is attributable to the large increase in electrophysiology sales under the Prucka contract without any associated selling or marketing overhead costs. ART restructured its marketing department in late 1994, which resulted in significant dollar savings in 1995. Additionally, during part of 1995 several key marketing positions were vacant for several months. During 1996, selling and marketing costs are expected to remain consistent with 1995 amounts.

        Selling and marketing expenses declined to 6% of sales in 1994 as compared to 13% in 1993. The decline was primarily attributable to the new distribution agreement with Prucka. The agreement specifies that Prucka will pay for the expenses related to marketing the electrophysiology products, principally commissions, sales personnel, and trade shows, which ART paid in prior years.

    GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses decreased to $2,150,000 and 9% of sales for the year ended December 31, 1995 from $2,393,000 and 14% for the year ended December 31, 1994. The decrease in terms of dollars is due principally to the fulfillment of an employment agreement with a former officer of the corporation in December 1994, a decline in bad debt expense and legal expenses. The percentage decline is due to the large increase in electrophysiology sales without any additional overhead incurred by the Company as noted above. The Company expects 1996 general and administrative expenses to remain consistent with 1995.

        General and administrative expenses increased to $2,393,000 and 14% of sales for the year ended December 31, 1994 from $1,870,000 and 11% for the year ended December 31, 1993. The increase was due primarily to a severance package paid to a former officer of the corporation, increased legal expenses, increased personnel costs, increased patent amortization costs, and increased bad debt expense, all of which totaled approximately $483,000.

        RESEARCH AND DEVELOPMENT

        Research and Development costs as a percent of sales have remained comparable for the years ended December 31, 1995, 1994, and 1993, respectively. The decrease in gross dollars from 1995 as compared to 1994 is due to the Company's termination of payments for consultants under old agreements. The increase in amount from 1994 to 1993 is due to the hiring of an additional engineer at the beginning of 1994 to assist with the increased workload from the purchase of additional signal-averaging products from Corazonix in 1993. Research and development costs are expected to remain comparable in the coming year. Research and development costs have not been material to the operations of Micron.

    WRITE-DOWN OF ASSETS

        In September, 1994, the Company recorded a charge against earnings of approximately $2,973,000, consisting principally of the write-down of certain intangibles and allowance for slow-moving inventory. The write-down of intangibles of approximately $1,690,000, consisted primarily of patent costs related to the acquisition of substantially all of the assets of Corazonix in November, 1993 and patent infringement litigation incurred by ART to defend its signal-averaging patents. In general, sales of signal-averaging products have declined since 1990. The Company's management believes that the primary market for its signal-averaging patented products has become saturated. The Company is focusing its marketing efforts on secondary markets; however, the ultimate ability of the Company to successfully sell its signal-averaging products within such markets is unknown. As a result, the patent acquisition and defense costs were written-off to an amount that is recoverable over the remaining life of the patents based on estimated sales levels and undiscounted operating income projections. These projections are management's best estimates based on historical data and trends. Other charges total approximately $1,283,000 consisting primarily of allowance for slow-moving inventories of signal-averaging products, principally those purchased under the Corazonix manufacturing agreement (see below), certain parts inventory and other inventory deemed to be significantly impaired. No further write-downs to patent assets or increases in inventory reserves were made in 1995 and none are expected in the foreseeable future.

        In connection with the Company's ongoing acquisition program, the Company advanced $545,679 to or on behalf of Phoenix Polymers, Inc. ("Phoenix") as of December 31, 1994. The advances were supported by two promissory notes with interest accruing at 8% per annum. The notes were collateralized by a first lien and security interest in all business assets and technology of the entity. The notes are convertible, at the Company's option, into 40% of Phoenix's outstanding common stock. In 1993, the Company entered into certain capital lease obligations on behalf of Phoenix for equipment used by Phoenix totaling approximately $291,000. In December 1994, the Company's Board of Directors voted to terminate its potential acquisition of Phoenix. The Company recorded a charge against 1994 earnings of approximately $778,000 as an allowance for losses related to the advances and equipment lease obligations, net of estimated proceeds to be obtained from the sale of the equipment. In August 1995, Phoenix was put into receivership by its creditors and ceased operations. As a secured creditor, Micron obtained possession of Phoenix's primary assets including the leased equipment and certain patents relating to Phoenix's proprietary plastics manufacturing processes. Micron management is currently searching for a buyer for the assets. No further write-downs are contemplated as management believes the current allowance is adequate.

    INTEREST EXPENSE

        Interest expense increased to approximately $263,000 for 1995 as compared to $244,000 in 1994. The increase is due primarily to the interest due on the bonds in 1995. The majority of the interest costs incurred by the Company stem from its borrowings under its line(s) of credit.


        Interest expense increased to approximately $244,000 for 1994 as compared to $160,000 in 1993. The increase is due to higher interest rates in 1994 and higher balances carried on (i) ART's $1,500,000 revolving credit facility with a financial institution used to finance inventory and accounts receivable, (ii) Micron's $1,000,000 line of credit facility with a bank used to finance inventory and accounts receivable, and (iii) interest expense on capital equipment leased for use by Phoenix.

    ACQUISITIONS EXPENSE

        In August 1994, the Company elected to terminate acquisition discussions with Lite Tech, L.P. In connection with the potential acquisition, the Company had deferred advances and related costs. Due to the termination of acquisition negotiations, the Company expensed approximately $164,000 to write-off the previously deferred advances and related acquisition costs.

        The Company expensed $86,189 during the year ended December 31, 1993 related to terminated acquisition efforts of Professional Catheter Corporation, a catheter manufacturer.

    INCOME (LOSS)  AND TAXES ON INCOME

        The Company had income before income taxes of approximately $1,943,000 for the year ended December 31, 1995 as compared to a loss before income taxes of $3,784,000 for the year ended December 31, 1994. The increase in income in 1995 is due primarily to the restructuring of the ART operations in late 1994 and the lack of significant write-downs of assets that the company experienced in 1994.

        The Company had a loss before income taxes of approximately ($3,784,000) for the year ended December 31, 1994 as compared to income before income taxes of $2,088,000 for the year ended December 31, 1993. The decrease in income is attributable primarily to (i) the write-down of assets;
(ii) the new CardioLab/CardioMapp distribution agreement, effective April 1, 1994, which resulted in lower margins, however, the Company did not substantially restructure its operations to comply with the new contract until September, 1994; and (iii) increased production costs for sensors which could not be passed on to customers.

        For the year ended December 31, 1995 taxes on income approximate the statutory rate paid by the Company. The rate is higher than the federal maximum rate of 34% due to the Massachusetts state income tax of 9% on Micron's earnings. For the year ended December 31, 1994 the Company received a tax benefit of approximately $309,000. The Company did not record a current benefit on the write-down of assets related to the intangible assets and inventory reserves due to the specific tax rules governing such write-downs and reserves.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of approximately $2,803,000 and $1,149,000 and cash and cash equivalents of approximately $398,000 and $23,000 at December 31, 1995 and 1994, respectively. The Company has improved its liquidity and working capital due primarily to the restructuring of the ART operations in late 1994 which significantly helped the Company's return to profitability in 1995.

        In November 1995, the Company obtained funding for a consolidated $3.5 million working capital line of credit and a $375,000 term loan with a bank. The line of credit is collateralized by the accounts receivable and inventory of ART and Micron and bears interest at prime plus .75%. The consolidated working capital line of credit replaced the individual lines of credit maintained by ART and Micron. Previously, the individual lines of credit maintained by the parent and it subsidiary hampered the Company's ability to maximize its credit-worthiness to meet its liquidity needs. The new working capital line of credit originally matured October 31, 1996, however, the maturity has been extended to September 30, 1997. The new working capital line of credit is expected to enhance profitability and improve financial flexibility and liquidity.

        In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the bank, carry an 11% interest rate, and are payable in 5 years. ART issued the bondholders an aggregate of 279,000 warrants to purchase ART stock at $3.00 per share as part of the private placement. The warrants expire 5 years from the date of the bond. The bond proceeds were used to help ART meet common stock repurchase commitments and to provide working capital for new product acquisitions and development.

         In September 1995, ART repurchased 48,958 shares of its common stock at $7.90 a share from a shareholder pursuant to a settlement agreement in connection with the purchase of Micron by the Company in 1992. The funds required to meet the repurchase obligation were obtained from cash on hand from the bond proceeds. The Company intends to hold the shares in treasury at this time. An additional 16,566 shares were repurchased in the fourth quarter at a price of $7.13 per share. The funds required to repurchase the shares were drawn under the Company's working capital line of credit. The shares are held in treasury and are not expected to be retired.

        During the third quarter of 1995, eight employees were granted options to purchase an aggregate of 130,000 shares of Company common stock for $3.00 pursuant to the 1987 Stock Option Plan (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year form the date of grant at the rate of 20% of the total granted per year and expire ten years form the date of grant. Under the Option Plan the exercise price is the fair market value of the Common Stock on the date of grant.
Additionally, at the Annual Meeting of Shareholders options to purchase an aggregate of 29,000 shares of Company common stock outside of the Option Plan for $3.00 were granted to two officers of the Company by shareholder vote. The market price at the date of grant approximated $3.00. Twenty-five percent of the shares vested immediately and the remainder vest at twenty-five percent on each anniversary date, until fully vested.

        Net cash provided by operating activities for 1995, 1994, and 1993 was approximately $1,175,000, $12,000, and $210,000, respectively. The increase in cash provided by operations was due primarily to the increase in net income during 1995. The decrease in cash provided by operating activities in 1994 as compared to 1993 was caused by a large decline in operating profits and large inventory purchases which were partially offset by collections on accounts receivable.

        Net cash used in investing activities in 1995 was approximately $232,000, principally as a result of expenditures on capital equipment for Micron's manufacturing facility partially offset by the proceeds received from the sales of investments and capital equipment. Net cash used in investing activities in 1994 was approximately $277,000 stemming from Micron's additional cash advances to Phoenix and purchase of capital equipment of approximately $535,000 offset by proceeds from the sale of investments.

        Capital expenditures during 1995 and 1994 were due primarily to Micron's need to upgrade and maintain its manufacturing equipment and facilities. During 1995, the Company's capital expenditures were funded from operating cash flows. Micron management is currently investigating the option of entering into a lease/purchase transaction for a building located immediately adjacent to its six-story manufacturing facility. Additionally, during 1996 Micron expects to enter into a significant equipment capital lease for a new water filtration system due to increased environmental requirements.

        As discussed under Environmental Regulation, Micron had approximately $75,200 and $100,000 accrued at December 31, 1995 and 1994, respectively, to cover estimated costs to be incurred related to site assessment, monitoring, and remediation. Management estimates that these costs could approximate from $65,000 to $360,000 depending upon the final decision by the DEP.

        During 1995 and 1994, Micron spent approximately $139,000 and $270,000, of which approximately $5,000 and $110,000, was capitalized at December 31, 1995 and 1994, respectively, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1995 and 1994 are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron expects to undertake a manufacturing process and air and waste water treatment redesign. The actual redesign, which will take place over the next two years, will require the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. All such expenditures are expected to be funded from operating cash flow. The Company expects to spend approximately $480,000 for such capital improvements. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements. (See Environmental Regulation and Note 11 to the Financial Statements.)

        Net cash used in financing activities during 1995 totaled approximately $567,000, principally as a result of repurchases of redeemable common stock totaling $505,000 and repayment of debt of $773,000 offset by the receipt of proceeds from a $600,000 private bond placement and $68,000 in cash received from the exercise of stock options. Net cash provided by financing activities for 1994 totaled approximately $99,000, principally a result of borrowings under the revolving lines of credit of approximately $589,000 and proceeds under notes payable of $253,000 which were offset by principal payments on long-term debt of approximately $442,000 and the purchase of treasury stock totaling approximately $364,000.

        For information on the impact of future changes in accounting principles, see Note 1 to the consolidated financial statements, appearing elsewhere herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                       INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................... 20

Consolidated Balance Sheets as of December 31, 1995 and 1994.............. 21

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994, and 1993....................................... 22

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.................................. 23

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993........................................ 24

Notes to the Consolidated Financial Statements............................ 25

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
Arrhythmia Research Technology, Inc.

        We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1995, and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/  COOPERS & LYBRAND L.L.P.

Austin, Texas
March 1, 1996

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                         DECEMBER 31,
                                                                                                 ---------------------------
                                                                                                     1995          1994
                                                                                                 ------------   ------------
Current assets:
  Cash and cash equivalents..................................................................... $    397,799   $     22,790
  Investments available for sale................................................................         -           111,623
  Trade accounts receivable, net of allowance for doubtful
    accounts of $18,820 and $126,665............................................................    3,739,046      3,531,998
  Inventories, net..............................................................................    2,991,346      2,556,796
  Deposits......................................................................................       58,000         66,000
  Prepaid expenses and other current assets.....................................................      283,184        343,318
                                                                                                 ------------   ------------
    Total current assets........................................................................    7,469,375      6,632,525
Property and equipment, net ....................................................................    2,591,888      2,677,232
Patent costs, net of accumulated amortization of $157,222 and $141,081..........................      100,727         91,024
Software development costs, net of accumulated amortization of $199,280 and $156,871............       15,638         58,047
Goodwill, net of accumulated amortization of $389,584 and $274,720..............................    1,933,489      2,048,353
Deferred income taxes...........................................................................      670,683      1,095,272
Other ..........................................................................................      186,235        108,501
    Total assets................................................................................ $ 12,968,035   $ 12,710,954
                                                                                                 ------------   ------------
                                                                                                 ------------   ------------
                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities.................................................................   $  1,938,972   $  2,132,914
  Notes payable...............................................................................           -           253,000
  Current maturities of long-term debt........................................................        199,486        357,861
  Accounts payable............................................................................      2,105,928      2,298,648
  Payable to related parties..................................................................         30,899         47,672
  Accrued liabilities.........................................................................        390,981        393,145
                                                                                                 ------------   ------------
    Total current liabilities.................................................................      4,666,266      5,483,240
Long-term debt, net of current maturities.....................................................        491,930        659,820
Bonds payable.................................................................................        398,000          -
Deferred revenue..............................................................................         49,048         85,255
                                                                                                 ------------   ------------
    Total liabilities.........................................................................      5,605,244      6,228,315
                                                                                                 ------------   ------------
Commitments & Contingencies...................................................................           -              -
Redeemable common stock.......................................................................         10,046        637,178
                                                                                                 ------------   ------------
Shareholders' equity:
  Serial preferred stock,$1 par value; 2,000,000 shares authorized, none issued...............            -             -
  Common stock, $.01 par value; 10,000,000 shares authorized;
    3,679,216 and 3,662,216 issued ...........................................................         36,792         36,622
  Additional paid-in-capital..................................................................      8,899,261      8,002,299
  Treasury stock..............................................................................       (868,740)      (363,939)
  Unearned ESOP compensation..................................................................       (167,848)      (210,705)
  Unrealized securities gains.................................................................           -            53,130
  Accumulated deficit.........................................................................       (546,720)    (1,671,946)
                                                                                                 ------------   ------------
    Total shareholders' equity................................................................      7,352,745      5,845,461
                                                                                                 ------------   ------------
    Total liabilities and shareholders' equity................................................   $ 12,968,035   $ 12,710,954
                                                                                                 ------------   ------------
                                                                                                 ------------   ------------


              The accompanying notes are an integral part of the
                     consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                  1995               1994           1993
                                                            ------------      -------------    ------------
Net sales.................................................  $ 22,928,089      $  17,380,667    $ 17,796,617
Cost of sales.............................................    17,947,294         13,388,548      11,187,760
                                                            ------------      -------------    ------------
Gross Profit..............................................     4,980,795          3,992,119       6,608,857
Selling and marketing.....................................       473,990          1,128,384       2,285,640
General and administrative................................     2,150,251          2,392,528       1,869,886
Research and development..................................       182,524            235,274         195,749
Amortization of goodwill..................................       114,864            114,864         126,920
Write-down of assets......................................          -             3,751,007            -
                                                            ------------      -------------    ------------
Income (loss) from operations.............................     2,059,166         (3,629,938)      2,130,662
Other income (expense):
  Interest expense........................................      (263,493)          (244,044)       (160,168)
  Acquisitions expense....................................          -              (163,993)        (86,189)
  Other, net..............................................       147,624            253,750         203,344
                                                            ------------      -------------    ------------
Income (loss) before income taxes.........................     1,943,297         (3,784,225)      2,087,649
Income tax (provision) benefit
   Current................................................      (359,202)           175,263        (171,676)
   Deferred...............................................      (458,869)           133,802        (670,827)
                                                            ------------      -------------    ------------
                                                                (818,071)           309,065        (842,503)
                                                            ------------      -------------    ------------
Net income (loss).........................................  $  1,125,226      $  (3,475,160)   $  1,245,146
                                                            ------------      -------------    ------------
                                                            ------------      -------------    ------------
Per share amounts:

Net income (loss) per share...............................  $       0.31      $       (0.95)   $       0.34
                                                            ------------      -------------    ------------
                                                            ------------      -------------    ------------
Weighted average number of common and dilutive common
   equivalent shares outstanding..........................     3,683,371          3,653,186       3,715,983
                                                            ------------      -------------    ------------
                                                            ------------      -------------    ------------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  NET       RETAINED
                                        COMMON SHARES                              UNEARNED    UNREALIZED   EARNINGS
                                   -------------------     PAID-IN   TREASURY       ESOP       SECURITIES  (ACCUMULATED
                                   OUTSTANDING   AMOUNT    CAPITAL    STOCK      COMPENSATION    GAINS        DEFICIT)     TOTAL
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------
January 1, 1993.................. 3,541,279  $ 35,413  $ 5,987,665              $ (300,000)               $  558,068   $ 6,281,146
Exercise of options
 and warrant rights..............    38,250       382      121,118                                                         121,500
Stock issued in connection with
  the acquisition of Corazonix...    77,687       777      694,223                                                         695,000
Maturity of redeemable
  common stock...................   575,480                575,480
ESOP payments....................                                                   46,436                                  46,436
Net income.......................                                                                          1,245,146     1,245,146
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------
December 31, 1993................ 3,657,216    36,572    7,378,486                (253,564)                1,803,214     8,964,708
Exercise of options..............     5,000        50       19,950                                                          20,000
Maturity and repurchases of
  redeemable common stock........                          603,863                                                         603,863
ESOP payments....................                                                   42,859                                  42,859
Treasury stock purchase..........   (49,181)                         $ (363,939)                                          (363,939)
Unrealized securities gain.......                                                             $ 53,130                     (53,130)
Net loss.........................                                                                         (3,475,160)   (3,475,160)
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------
December 31, 1994................ 3,613,035    36,622    8,002,299    (363,939)   (210,705)     53,130    (1,671,946)    5,845,461
Exercise of options..............    17,000       170       67,830                                                          68,000
Maturity and repurchases of
  redeemable common stock........                          627,132                                                         627,132
ESOP Payments....................                                                   42,857                                  42,857
Treasury stock purchase..........   (65,524)                          (504,801                                            (504,801)
Sale of securities...............                                                              (53,130)                    (53,130)
Net Income.......................                                                                          1,125,226     1,125,226
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------
December 31, 1995................ 3,564,511  $ 36,792  $ 8,697,261   $(868,740) $ (167,848)   $      0    $ (546,720)  $ 7,150,745
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------
                                  ---------  --------  -----------   ---------- ----------    --------    ----------   -----------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                     1995           1994           1993
                                                                               ------------   -------------    ------------

Cash flows provided by (used in) operating activities:
 Net income (loss)............................................................ $  1,125,226   $  (3,475,160)   $  1,245,146
 Adjustments to reconcile net income to net cash:
    Write-down of assets......................................................         -          3,751,007            -
    Depreciation..............................................................      474,571         501,264         423,824
    Amortization..............................................................      173,414         289,666         225,754
    Gain on sales of investments..............................................      (72,912)       (306,210)       (108,122)
    (Gain) loss on sales of equipment.........................................      (62,820)         13,719            -
    Deferred income tax provision (benefit)...................................      458,869        (133,802)        670,827
    Deferred revenue..........................................................      (36,207)        (39,742)          2,459
 Changes in assets and liabilities (net of effects of write-down of assets and acquisition of Corazonix:)
    Accounts receivable.......................................................     (207,048)        588,313        (877,563)
    Inventory.................................................................     (434,550)     (1,295,482)     (1,148,965)
    Deposits..................................................................        8,000          59,000        (125,000)
    Accounts payable and accrued liabilities..................................     (194,884)        118,071        (126,359)
    Payable to related parties................................................      (16,773)        (65,066)         93,688
    Prepaid expenses and other................................................      (40,262)          6,419         (65,408)
                                                                               ------------   -------------    ------------
        Net cash provided by operating activities.............................    1,174,624          11,997         210,281
                                                                               ------------   -------------    ------------
Cash flows provided by (used in) investing activities (net of write-down of assets and of acquisition of Corazonix):
  Acquisition of Corazonix, net of cash acquired..............................         -               -           (697,048)
  Proceeds from sales of investments..........................................      119,787         399,960         440,436
  Proceeds from sale of equipment.............................................       77,822          43,250            -
  Issuance of proceeds under note receivable .................................            0        (108,710)       (328,021)
  Capital expenditures........................................................     (404,229)       (534,903)       (542,154)
  Patent expenditures.........................................................      (25,844)        (76,978)        (22,709)
  Software development costs..................................................         -               -            (53,543)
                                                                               ------------   -------------    ------------
        Net cash used in investing activities.................................     (232,464)       (277,381)     (1,203,039)
                                                                               ------------   -------------    ------------
Cash flows provided by (used in) financing activities:
  Net borrowings (repayments) under credit facilities.........................     (193,942)        588,895         521,019
  Proceeds from (repayment of) notes payable..................................     (253,000)        253,000            -
  Proceeds from issuance of bonds payable.....................................      600,000            -               -
  Principal payments on long-term debt........................................     (326,265)       (442,034)       (286,922)
  Proceeds from issuance of common stock under stock option plan..............       68,000          20,000         121,500
  Purchase of treasury stock..................................................     (504,801)       (363,939)           -
  Reduction of unearned ESOP compensation.....................................       42,857          42,859          46,436
                                                                               ------------   -------------    ------------
        Net cash provided by (used in) financing activities...................     (567,151)         98,781         402,033
                                                                               ------------   -------------    ------------
Net increase (decrease) in cash and cash equivalents..........................      375,009        (166,603)       (590,725)

Cash and cash equivalents at beginning of year................................       22,790         189,393         780,118
                                                                               ------------   -------------    ------------
Cash and cash equivalents at end of year...................................... $    397,799   $      22,790    $    189,393
                                                                               ------------   -------------    ------------
                                                                               ------------   -------------    ------------

              The accompanying notes are an integral part of the
                       consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

        Arrhythmia Research Technology, Inc. ("ART") is engaged in marketing computerized medical instruments which monitor, record and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. Micron Products Inc. ("Micron"), a wholly-owned subsidiary, is a manufacturer of silver/silver chloride-plated sensor elements, a component used in the manufacture of disposable medical electrodes designed for electrocardiograph (ECG) and other instrumentation. Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes.

2.  ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION   The consolidated financial statements
include the accounts of ART and its wholly-owned subsidiary (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

        REVENUE   Revenue from product sales is recognized upon shipment of
the product. Revenue from the sale of extended warranties is deferred and amortized ratably over the life of the warranty.

        INVESTMENTS   In May, 1993, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A significant provision of this statement is the change in accounting and reporting for certain investments in debt securities and equity securities. These securities shall be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities will be measured at amortized cost and available-for-sale and trading securities shall be measured at fair value. Unrealized holding gains and losses for trading securities shall be included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of deferred taxes in a separate component of shareholders' equity until realized. Realized gains and losses are computed on a specific identified cost basis and are included in current period income. The Company adopted and implemented SFAS No. 115 effective January 1, 1994.

        INVENTORIES   Inventories are stated at the lower of cost or market.
Cost of finished goods inventory of electrocardiographic products is determined using the specific identification method. Cost of inventories at Micron is determined by the first-in, first-out method.

        CONCENTRATIONS OF CREDIT RISK   Financial instruments which
potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and temporary cash investments.

        ART's customer base for electrocardiographic and electrophysiology products is primarily comprised of hospitals and to a much lesser extent of cardiologists and office based practitioners. Micron products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales however the Company believes that its terms of sale provide adequate protection against significant credit risk.

        It is the Company's policy to place its temporary investments in high quality mutual funds, marketable equity securities and municipal revenue bonds. The Company does not believe significant credit risk exists with respect to these securities.

        PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment are
recorded at cost and include expenditures which substantially extend their useful lives.

        Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to earnings as incurred.
 When equipment is retired or sold, the resulting gain or loss is reflected in earnings.

        GOODWILL   The excess of the aggregate purchase price over the fair
value of net assets of businesses acquired is amortized over 20 years using the straight-line method. The Company periodically reviews goodwill by acquired business to assess recoverability based on future operating projections. Impairments would be recognized in operating results if a permanent diminution in value were to occur on an undiscounted basis.

        PATENTS   Direct costs to acquire patent technology and legal costs
associated with securing and defending patents are capitalized and amortized using the straight-line method over the remaining useful life of the patents. The Company periodically reviews its patent assets to assess recoverability based on future undiscounted projected earnings from operations. Impairments are recognized in operating results when a permanent diminution in value occurs (see Note 9).

        SOFTWARE DEVELOPMENT COSTS Certain software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized using the straight-line method over the three-year estimated economic life of the product. Amortization commences when the product is available for general release. Costs to establish the technological feasibility of the product are expensed as research and development. Amortization of software development costs amounted to $42,409, $47,904, and $36,473 for the years ended December 31, 1995, 1994, and 1993, respectively.

        ACQUISITION EXPENSES   Acquisition costs are deferred until the
related acquisition is completed, at which time such costs are included in the total acquisition costs which are allocated to the net assets acquired. Deferred acquisition costs related to unsuccessful acquisitions are charged to expense in the period such acquisition is considered terminated.

        INCOME TAXES   The Company accounts for income taxes  in accordance
with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        STATEMENT OF CASH FLOWS   For purposes of the statement of cash
flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with original maturities of three months or less to be cash equivalents.

        EARNINGS PER SHARE   Earnings per share is calculated dividing the
net income by the weighted average number of common shares and common share equivalents outstanding during the year.

        RECLASSIFICATIONS   Certain reclassifications were made to the 1993
and 1994 financial statements to conform to the 1995 presentation.

        USE OF ESTIMATES   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

        FUTURE CHANGES IN ACCOUNTING PRINCIPLES   In March 1995, the FASB
issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS No. 121 is not expected to have a material impact on the Company's financial condition or results of operation.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS No. 123 allows entities to adopt the fair value based methods of accounting for stock compensation or continue under current accounting practices. Entities electing to remain with the current method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting in this Statement has been applied. The Company has not yet determined which method it will adopt, or the potential impact on future earnings should it elect the fair value method of accounting for stock options.

3.  ACQUISITIONS ACTIVITY

LITE TECH, L.P.

        In August 1994, the Company elected to terminate acquisition discussions with Lite Tech, L.P. The Company had entered into a letter of intent with Lite Tech, L.P. to acquire certain assets and assume certain liabilities in a transaction valued at approximately $2,000,000 in cash and common stock. In connection with the potential acquisition, the Company had deferred advances and related costs. Due to the termination of acquisition negotiations, the Company expensed approximately $164,000 during 1994 to write-off the previously deferred advances and related acquisition costs. As of December 31, 1995, the Company, through its Micron subsidiary, has a note receivable from Lite-Tech, in the amount of $92,000, for an initial good-faith deposit. The note receivable is secured by a first lien and security interest on Lite-Tech's accounts receivable. Management believes that the advances are adequately collateralized and fully recoverable.

CORAZONIX CORPORATION

        In November 1993, the Company acquired substantially all of the assets of Corazonix Corporation ("Corazonix") for approximately $445,000 in cash, settlement of an outstanding promissory note originated by Corazonix and purchased by the Company in the amount of $110,000, and 77,687 shares of the Company's common stock valued at $695,000. The acquisition was made pursuant to an Asset Purchase Agreement dated July 9, 1993 and Corazonix's First Modified Plan of

Reorganization and First Modified Disclosure Statement which were filed in connection with the action entitled "Re: Corazonix Corporation in the Bankruptcy Court for the Western District of Oklahoma, Chapter 11 Bankruptcy No. 93-11214BH." The acquisition was accounted for using purchase accounting. The primary assets of value purchased by ART are four patents utilized in the Corazonix products; accordingly, the difference between Corazonix' carrying value of the assets acquired and the purchase price paid of $1,277,402 was recorded as patent costs. In 1994, due to the inability of the Company to successfully market the patented products and the uncertainty regarding future sales, the Company charged off the carrying value of such patents against 1994 earnings.

        Concurrent with the acquisition of Corazonix's assets the Company entered into a manufacturing agreement with Corazonix which provided for the manufacture of the PREDICTOR I line of signal averaged ECG devices (the
"Agreement").    In November 1994, the Company executed an amendment to the
Agreement with Corazonix (the "Amendment"). The renegotiation of the Agreement was the result of ART's desire to change the product mix and delivery dates under the Agreement for signal-averaging products manufactured by Corazonix. Under the Amendment, ART was required to pay Corazonix $100,000 upon the effective date and sign a note payable in the principal amount of $238,000, with unequal monthly payments from $18,000 to $35,000 through May 1995. Purchase obligations under the Agreement, including the note payable, totaled $895,375 for the year ended December 31, 1994. There are no further purchase obligations on behalf of the Company under the Agreement or Amendment.

PROFESSIONAL CATHETER CORPORATION

        The Company entered into a letter of intent to acquire Professional Catheter Corporation ("PCC") in 1992. PCC was a manufacturer of high grade catheters, a complementary product to the CardioLab. The Company and PCC were ultimately unable to agree on the terms of the potential acquisition. As a result, the Company and PCC agreed to terminate the letter of intent. The Company expensed $86,189 during the year ended December 31, 1993 to write-off previously deferred costs related to this unsuccessful acquisition.

4.   INVENTORIES

        Inventories consist of the following as of:

                                                          DECEMBER 31,
                                                  ---------------------------
                                                      1995           1994
                                                  ------------   ------------
  Raw materials. . . . . . . . . . . . . . .      $   467,895    $   373,723

  Work-in-process. . . . . . . . . . . . . .          277,296        187,723
  Finished goods . . . . . . . . . . . . . .        3,359,407      3,178,247
                                                  ------------   ------------
       Total . . . . . . . . . . . . . . . .        4,104,598      3,739,693
  Allowance for slow-moving inventories. . .       (1,113,252)    (1,182,897)
                                                  ------------   ------------
       Total . . . . . . . . . . . . . . . .      $ 2,991,346    $ 2,556,796
                                                  ------------   ------------
                                                  ------------   ------------

Allowance for slow-moving inventories relates principally to finished goods.

5.  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following as of:

                                                             DECEMBER 31,
                                                      -------------------------
                                  ASSET LIVES             1995           1994
                                  -------------       ----------     ----------
   Machinery and equipment. . . . 5 to 15 years        $2,170,874     $1,861,391
   Building . . . . . . . . . . . 20  years             1,355,814      1,341,736
   Furniture and fixtures . . . . 3 to 4 years            328,564        673,550
                                                       ----------     ----------
        Total . . . . . . . . . . . . . . . . . . . .   3,855,252      3,876,677
   Less accumulated depreciation  . . . . . . . . . .   1,263,364      1,199,445
                                                       ----------     ----------
        Total . . . . . . . . . . . . . . . . . . . .  $2,591,888     $2,677,232
                                                       ----------     ----------
                                                       ----------     ----------


        The Company had approximately $156,000 and $148,000 of assets under capital leases, included in machinery and equipment, at December 31, 1995 and 1994, respectively. Accumulated depreciation on these assets was approximately $25,300 and $20,100 at December 31, 1995 and 1994, respectively. During 1994, equipment leased by the Company for Phoenix Polymers, Inc. ("Phoenix"), totaling $290,535, with related accumulated depreciation of $14,527, was written-down to its net realizable value of $80,000 and is included in other non-current assets as of December 31, 1995 and 1994.

6.  DEBT

        In November 1995, the Company obtained a new credit facility from a bank which includes a $3,500,000 working capital line of credit and a $375,000 term loan. The line of credit is collateralized by the accounts receivable and inventory of ART and Micron and bears interest at prime plus
 .75% (9.25% at December 31, 1995). The working capital line of credit replaced the individual lines of credit maintained by ART and Micron and matures September 30, 1997.

        The weighted average interest rate during the year for the Company's credit facilities was approximately 9.3%. The new loan agreement contains routine covenants which require ART to maintain certain specific financial ratios and limit asset acquisitions to $50,000 or less for ART and $500,000 or less for Micron without prior written approval.

    REVOLVING CREDIT FACILITIES

                                                                         1995         1994
                                                                      ----------   ----------
$3,500,000 revolving line of credit maturing September 30, 1997. . .  $1,938,972   $     -
$1,500,000 revolving line of credit matured May 31, 1995 . . . . . .  $    -        1,210,992
$1,000,000 revolving line of credit matured May 31, 1995 . . . . . .       -          921,922
                                                                      ----------   ----------
     Total revolving credit facilities . . . . . . . . . . . . . . .  $1,938,972   $2,132,914
                                                                      ----------   ----------
                                                                      ----------   ----------


    NOTES PAYABLE


$238,000 note payable to Corazonix Corporation; due in non-interest bearing, unequal monthly installments of $18,000-$35,000
 through May, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . $    -       $ 153,000
$100,000 demand note payable to the Marshalled-Cherubs Trust, accruing interest at 11% per annum, payable on a quarterly basis
 through November, 1999 (See Note 14) . . . . . . . . . . . . . . . .      -         100,000
                                                                      ----------   ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    -       $ 253,000
                                                                      ----------   ----------
                                                                      ----------   ----------

    LONG-TERM DEBT



$242,000 note payable to bank in monthly installments of $5,500
 through November, 1997 . . . . . . . . . . . . . . . . . . . . . . . $    -       $ 192,500

$500,000 first mortgage payable to a bank, in monthly installments
of $10,000 through June 1, 1998 . . . . . . . . . . . . . . . . . . .      -         230,000

$242,848 term note payable to bank, payable in monthly installments of $3,572 through October 1999, borrowed by the ESOP, collateralized by unallocated shares of the Company's common stock and guaranteed
by Micron . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -         210,705

$375,000 term note payable to a bank, payable in monthly
installments of $7,820 through, maturity, September 1997,
collateralized by Micron equipment and unallocated ESOP shares. . . .   367,188         -

Equipment leased under capital leases . . . . . . . . . . . . . . . .   298,660      339,164

Other obligations . . . . . . . . . . . . . . . . . . . . . . . . . .    25,568       45,312

Less current maturities . . . . . . . . . . . . . . . . . . . . . . .  (199,486)    (357,861)
                                                                      ---------    ---------
     Total long-term debt . . . . . . . . . . . . . . . . . . . . . . $ 491,930    $ 659,820
                                                                      ---------    ---------
                                                                      ---------    ---------

At December 31, 1995, total long-term debt maturing in each of the next five years is as follows:


        1996  . . . . . . . . . . . $ 199,486
        1997  . . . . . . . . . . .   376,205
        1998  . . . . . . . . . . .    84,971
        1999  . . . . . . . . . . .    24,628
        2000  . . . . . . . . . . .     6,127
                                    ---------
              Total . . . . . . . . $ 691,416
                                    ---------
                                    ---------

7.  BONDS PAYABLE

        In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the new bank, carry an 11% interest rate, and are payable in five years.

        In connection with the private bond placement, ART issued an aggregate of 279,000 warrants to the bondholders to purchase ART common stock at $3.00 per share. The warrants were exercisable upon issuance and expire in five years. The Company recorded the allocation between the detachable warrants and debt securities based on their relative fair values, as determined by a third party appraisal as of the issuance date. Accordingly, the proceeds related to the warrants are reported as additional paid in capital and a discount on the debt secuirites of $202,000, which is being amortized to interest expense over five years, the term of the warrants.

8.  INCOME TAXES

        The Company reports income taxes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Statement utilizes a tax liability (or asset) approach to inter-period tax allocations and requires tax liabilities to be stated at current effective tax rates.

        The income tax provision (benefit) for each of the three years in the period ended December 31, 1995 consists of the following:

                                              1995        1994        1993
                                            --------   ----------   --------
                Current:
                   Federal . . . . . . . .  $340,346   $(175,263)   $139,520
                   State . . . . . . . . .    18,856       -          32,156
                                            --------   ----------   --------
                       Total . . . . . . .   359,202    (175,263)    171,676
                Deferred . . . . . . . . .   458,869    (133,802)    670,827
                                            --------   ----------   --------
                Total income tax expense
                 (benefit) . . . . . . . .  $818,071   $(309,065)   $842,503
                                            --------   ----------   --------
                                            --------   ----------   --------

        Micron's net operating loss ("NOL") carryforwards for income tax purposes approximated $2,953,000 and $3,726,000 at December 31, 1995 and 1994, respectively. During the three years ended December 31, 1995, Micron utilized approximately $773,000, $0, and $1,325,000 of its NOL carryforwards. The NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

        During the year ended December 31, 1993, the Company recognized $1.6 million of deferred tax assets with a corresponding reduction of goodwill in accordance with Statement of Financial Accounting Standards No. 109. Approximately, $530,000 of the deferred tax assets recognized resulted from 1993 Micron earnings, and the remaining $1,070,000 represents NOL carryforwards expected to be recovered from future earnings of Micron during the following ten years of which approximately $408,100 is expected to be realized after five years. Future adjustments to reduce or increase the valuation allowance on deferred tax assets, resulting from the Micron acquisition will be charged against or increase the Micron related goodwill.

        The components of the net deferred tax assets were as follows as of December 31:

                                                           1995           1994
                                                       ------------   -----------
        Deferred tax liabilities:
          Software development costs . . . . . . . . . $     (5,317)  $   (19,736)
          Net Patent costs . . . . . . . . . . . . . .      (29,761)       (7,838)
          Environmental consulting . . . . . . . . . .      (17,260)      (49,144)
          Deferred rent  . . . . . . . . . . . . . . .         -           (5,796)
                                                       ------------   -----------
          Total deferred tax liability . . . . . . . .      (52,338)      (82,514)
                                                       ------------   -----------
        Deferred tax assets:
          Accounts receivable. . . . . . . . . . . . .        6,429        43,096
          Inventory. . . . . . . . . . . . . . . . . .      381,906       350,566
          Deferred revenue . . . . . . . . . . . . . .       16,676        24,916
          Property, plant & equipment. . . . . . . . .       78,077        76,106
          Mortgage participation certificates. . . . .      960,000       960,000
          Corazonix Patents. . . . . . . . . . . . . .      386,041       400,537
          Phoenix investment . . . . . . . . . . . . .       96,528        96,528
          Other. . . . . . . . . . . . . . . . . . . .      103,766        34,850
          Capital loss carryforwards . . . . . . . . .       88,640        96,555
          Net operating loss carryforwards . . . . . .    1,004,079     1,182,131
          Valuation allowance. . . . . . . . . . . . .   (2,399,121)   (2,087,499)
                                                       ------------   -----------
          Total deferred tax asset . . . . . . . . . .      723,021     1,177,786
                                                       ------------   -----------
        Net deferred tax asset . . . . . . . . . . . .  $   670,683   $ 1,095,272
                                                       ------------   -----------
                                                       ------------   -----------


        Deferred tax assets are recognized by reducing the valuation allowance as the Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets. The Company acquired Micron effective

November 1, 1992 which contained significant NOL carryforwards which are limited in any given year due to restrictions defined in the Internal Revenue Code.

        The significant components of the deferred tax expense were as follows for the years ended December 31:


                                                         1995        1994
                                                       --------    ---------
                Utilization of net operating loss
                  carryforwards . . . . . . . . . . .  $262,845    $    -
                Valuation reserve . . . . . . . . . .     -         (133,802)
                Other . . . . . . . . . . . . . . . .   196,024         -
                                                       --------    ---------
                  Total . . . . . . . . . . . . . . .  $458,869    $(133,802)
                                                       --------    ---------
                                                       --------    ---------

        The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income from operations before taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:


                                                       1995         1994         1993
                                                    ---------   ------------   --------
Tax provision computed at statutory rate . . . . .  $ 660,721   $(1,286,637)   $709,801
Increases (reductions) due to:
     Nondeductible expenses. . . . . . . . . . . .     3,750          4,015       1,518
     Amortization of goodwill. . . . . . . . . . .    39,054         39,054      43,153
     State income taxes net of federal benefit . .   114,546          1,595     130,027
     Increase in valuation allowance . . . . . . .     -            906,086         -
     Other . . . . . . . . . . . . . . . . . . . .     -             26,822     (41,996)
                                                    --------    ------------   --------
Income tax expense (benefit) . . . . . . . . . . .  $818,071    $  (309,065)   $842,503
                                                    --------    ------------   --------
                                                    --------    ------------   --------

9.  WRITE-DOWN OF ASSETS

     In September, 1994, the Company recorded a charge against earnings of approximately $2,973,000, consisting principally of the write-down of certain intangibles and allowance for slow-moving inventory. The write-down of intangibles, of approximately $1,690,000, consisted primarily of patent costs related to the acquisition of substantially all of the assets of Corazonix in November, 1993 and patent infringement litigation incurred by ART to defend its signal-averaging patents. In general, sales of signal-averaging products have declined since 1990. The Company's management believes that the primary market for its signal-averaging patented products has become saturated. The Company is focusing its marketing efforts on secondary markets; however, the ultimate ability of the Company to successfully sell its signal-averaging products within such markets is unknown. As a result, the patent acquisition and defense costs were written-down to an amount that is recoverable over the remaining life of the patents based on estimated sales levels and undiscounted operating income projections. These projections are management's best estimates based on historical data and trends. Other charges total approximately $1,283,000 consisting primarily of an allowance for slow-moving inventories of signal-averaging products, principally those purchased under the Corazonix manufacturing agreement (see below), certain parts inventory and other inventory deemed to be significantly impaired. No further write-downs to patent assets or increases in inventory reserves were made in 1995 and none are expected in the foreseeable future.

     In connection with the Company's acquisition program, the Company advanced $545,679 to or on behalf of Phoenix Polymers, Inc. ("Phoenix") through December 31, 1994. The advances were supported by two promissory notes with interest accruing at 8% per annum. The notes were collateralized by a first lien and security interest in all business assets and technology of the entity. The notes were convertible, at the Company's option, into 40% of Phoenix's outstanding common stock. In 1993, the Company entered into certain capital lease obligations on behalf of Phoenix for equipment used by Phoenix totaling approximately $291,000. In December 1994, the Company's Board of Directors voted to terminate its potential acquisition of Phoenix. The Company recorded a charge against 1994 earnings of approximately $778,000 as an allowance for losses related to the advances and equipment lease obligations, net of estimated proceeds to be obtained from the sale of the leased equipment. In August 1995, Phoenix was petitioned into receivership by its creditors and ceased operations. As a secured creditor, Micron obtained possession of Phoenix's primary assets including the leased equipment and certain patents relating to Phoenix's proprietary plastics manufacturing processes. Micron management is currently searching for a buyer for the assets. No further write-downs are contemplated as management believes the current allowance is adequate.

10.  EMPLOYEE BENEFIT PLANS

     Under the Micron Reorganization Plan, an Employee Stock Ownership Plan was established. The ESOP is noncontributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP.

The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the Reorganization Plan. The shares issued by the Company to the ESOP are reflected in shareholders' equity, and an amount corresponding to the borrowings (the guaranteed ESOP obligation) is reported as a reduction in shareholders' equity. As the principal amount of the borrowings is repaid, the liability and the guaranteed ESOP obligation are being reduced. The Company's contributions are based on the ESOP's principal debt service. The Company contributed and recorded compensation expense of $42,857, $42,859 and $46,436 during the years ended December 31, 1995, 1994, and 1993, respectively.

     The Company sponsors an Employee Savings and Investment Plan under
Section 401(k) of the Internal Revenue Service Code covering all eligible employees of the Company. Employees can contribute up to 15% of their eligible compensation or up to the maximum allowable by the IRS. The Company does not make any matching contributions.

11.  COMMITMENTS AND CONTINGENCIES

     ROYALTIES

     ART licenses its signal-averaging technology from an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining foreign patents are offset against foreign royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $60,000 annually.

     ELECTROPHYSIOLOGY PRODUCTS CONTRACT

     Effective April 1, 1994, ART and Prucka Engineering, Inc. ("Prucka"), the manufacturer of the CardioLab and CardioMapp products (the "Products"), executed an agreement related to ART's exclusive distribution of the Products. Under the agreement, during the distribution period which expires December 31, 1996, purchase orders for Products are received in ART's name; PEI manufactures and invoices ART for the Products at a predetermined discount and receives payment from ART; and ART invoices customers and receives payments. Thereafter, ART will receive royalties on certain Products sales through December 31, 2002.

     ENVIRONMENTAL

GROUNDWATER

     During September 1992, as a requirement for obtaining a mortgage to repurchase its Fitchburg, Massachusetts manufacturing facility, Micron performed an environmental 21-E Site Assessment. A 21-E Site Assessment includes an analysis of ground water samples for the presence of certain petroleum based products, metals and solvents. The analysis detected levels of petroleum products and metals in excess of the minimum allowable standards. Micron filed a release report and a Preliminary Assessment and Interim Site Classification form with the Massachusetts Department of Environmental Protection ("DEP"). The DEP classified the site as a disposal site within the meaning of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and identified Micron as a potentially responsible party with liability.

     On January 21, 1993, Micron filed its Phase I Limited Site Investigation and Waiver Application ("Application"). The Application contained an historical overview of past uses of the site and its surrounding area. The facility is located in the center of a heavily developed industrial area and use of the site and surrounding properties predates the early 1900's. Micron has occupied the site from 1982 to the present. The Application identified several potential off-site sources for the discharge and demonstrated that none of the types of chemicals found on the property are used in the Micron manufacturing process. During February, 1993, the representatives of the DEP visited the site. On February 18, 1993, the DEP classified the site as a non-priority disposal site and granted Micron's waiver application with the stipulation that Micron evaluate the upgradient, off-site sources which may have caused the contamination.

     As a condition of the waiver approved by the DEP, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design, and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. Initial Phase II activities were undertaken in 1993, including drilling two borings and installing three monitoring wells. In 1994, an elevation and location survey was conducted on the monitoring wells. This data was used in conjunction with the depth to groundwater in each of the wells to construct a groundwater contour plan. The groundwater contour plan is used to estimate the rate and direction of groundwater movement. In 1995, permeability testing was conducted on the monitoring wells. This data is used in evaluating the transport of contaminants via groundwater. Additional Phase II activities, which will be conducted over approximately the next two years, will likely include further site history data collection, review and evaluation; evaluation of upgradient potential sources as required by the DEP waiver; additional soil sample collection to further define source areas; groundwater monitoring, report and required document preparation; risk assessment; and regulatory agency coordination. Upon the completion of Phase II activities Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. If the DEP determines that the Company needs to implement the last phase of remediation (Phase
III), the Company could incur approximately $200,000 of clean-up costs to remove contaminated property as estimated by the environmental engineering firm hired to represent the Company in its dealings with the DEP. Although the ultimate outcome is uncertain until Phase II is completed, as of December 31, 1995, the engineering firm and management of the Company believe that Phase III remediation will not be required.

     Prior to its acquisition by the Company, Micron recorded a charge against earnings of $233,000 to cover estimated costs associated with site monitoring and remediation through Phase II. Prior to December 31, 1992, Micron incurred costs of $60,600 on site analysis and preparation of the site assessment and waiver application. During 1995 and 1994, Micron spent approximately $24,900 and $14,000 for site assessment, monitoring, and remediation. At December 31, 1995, the accrued liabilities include approximately $75,200 to cover the estimated future costs associated with site monitoring and remediation. Management estimates that these costs could approximate from $65,000 to $360,000 depending upon the final decision by the DEP.

     Micron may seek recovery from other responsible parties if the source of the ground water pollution can be identified. However the likelihood of the collection of damages cannot be evaluated at this time.

OPERATIONS

     During 1995, Micron spent approximately $139,000, of which approximately $5,000 was capitalized at December 31, 1994, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. Certain of the above expenditures are classified as "one time" charges while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. The capitalized costs relate to expenditures to improve the efficiency of the manufacturing process and to help mitigate or prevent possible future environmental contamination. Such costs are amortized over their estimated useful lives of five years.

     OPERATING LEASES

     The Company leases certain facilities and equipment under non-cancelable lease arrangements. During 1995, the Company leased 5,700 square feet of office space in an office building in Austin, Texas and 18,800 square feet of manufacturing and quality control space in an industrial building in Fitchburg, Massachusetts. The lease on the office space will expire in November, 1998 and the manufacturing facility lease will expire in July 1997. Rent expense under all operating leases was approximately $177,000, $132,000, and $130,000 in 1995, 1994, and 1993 respectively. Future minimum operating lease payments as of December 31, 1995 are as follows:

                                                      OPERATING
                                 YEAR                  LEASES
                  -------------------------------     ---------
                  1996. . . . . . . . . . . . . .      $166,219
                  1997. . . . . . . . . . . . . .       133,679
                  1998. . . . . . . . . . . . . .        64,600
                  1999. . . . . . . . . . . . . .          -
                  2000. . . . . . . . . . . . . .          -
                                                       --------
                    Total . . . . . . . . . . . .      $364,498
                                                       --------
                                                       --------

12.  EARNINGS PER SHARE

     The following table reconciles the number of common shares shown as outstanding on the balance sheet with the number of common and common equivalent shares used in computing primary earnings per share for the years ended December 31:


                                                      1995        1994         1993
                                                    ---------   ---------   ---------
           Common shares outstanding . . . . . . .  3,564,511   3,613,035   3,657,216
           Effect of using weighted common and
            common equivalent shares outstanding .     36,827      40,151     (89,322)
           Effect of shares issuable to option
            holders. . . . . . . . . . . . . . . .     82,033       -         148,089
                                                    ---------   ---------   ---------
           Shares used in computing primary
            earnings per share . . . . . . . . . .  3,683,371   3,653,186   3,715,983
                                                    ---------   ---------   ---------
                                                    ---------   ---------   ---------

     The difference between shares for primary and fully diluted earnings per share was not significant in any year. Shares of redeemable common stock are included in the weighted average number of shares outstanding at December 31, 1995, 1994, 1993.

13.  SUPPLEMENTAL CASH FLOWS INFORMATION

     Cash paid for income taxes and interest for the years ended December 31:

                                                 1995       1994       1993
                                               --------   --------   --------
           Income taxes . . . . . . . . . . .  $440,513   $136,050   $267,500
                                               --------   --------   --------
                                               --------   --------   --------
           Interest . . . . . . . . . . . . .  $256,878   $175,990   $160,168
                                               --------   --------   --------
                                               --------   --------   --------

Non-cash activities:

                                                 1995       1994       1993
                                               --------   --------   ----------
           Recognition of deferred tax assets
            related to NOL carryforwards and
            corresponding reduction of
            Goodwill. . . . . . . . . . . . .  $  -       $   -      $1,625,555
                                               --------   --------   ----------
                                               --------   --------   ----------
           Charges to allowance for doubtful
            accounts. . . . . . . . . . . . .  $122,256   $191,586   $   69,000
                                               --------   --------   ----------
                                               --------   --------   ----------
           Capital asset addition and related
            obligation. . . . . . . . . . . .  $ 47,635   $185,667   $  197,805
                                               --------   --------   ----------
                                               --------   --------   ----------

Non-cash portion of Write-down of assets:

                                                  1994
                                               ----------
           Patents . . . . . . . . . . . . .   $1,689,516
           Inventory . . . . . . . . . . . .    1,181,497
           Note receivable . . . . . . . . .      436,731
           Deposits on equipment . . . . . .      100,000
           Leased assets, net. . . . . . . .      196,008
           Other . . . . . . . . . . . . . .      147,255
                                               ----------
             Total . . . . . . . . . . . . .   $3,751,007
                                               ----------
                                               ----------

Details of Corazonix acquisition made (see note 3) during the year ended December 31:

                                                  1993
                                               ----------
           Assets acquired . . . . . . . . .   $1,250,000
           Common stock issued . . . . . . .     (695,000)
                                               ----------
           Cash paid . . . . . . . . . . . .      555,000
           Fees and expenses . . . . . . . .      142,048
                                               ----------
             Net cash paid . . . . . . . . .   $  697,048
                                               ----------
                                               ----------

14.  RELATED PARTY TRANSACTIONS

     The Company obtains legal services with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $43,000, $49,000, and $53,000 for years 1995, 1994, and 1993.
The amounts owed to this firm at the end of 1995, 1994, and 1993 were approximately $23,000, $37,000, and $82,000, respectively.

     Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties to CDI were $8,400, $10,950, and $12,150 for years 1995, 1994, and 1993. The amounts owed to CDI at the end of 1995, 1994 and 1993 were $8,400, $10,950, and $30,625, respectively.

     During 1993 the Company forgave advances of approximately $20,225 made to an affiliated company.

     During the years 1995, 1994, and 1993 healthcare coverage premiums of $5,300, $6,300, and $7,400 were paid on behalf of a Director of the Company in exchange for consulting services. During 1994 and 1993, a Director of the Company received approximately $2,400, and $3,600 for medical consulting services.

     In October, 1994, the Marshalled Cherubs Trust loaned the Company $100,000, with interest accruing at 11% per annum, under a demand note. The Marshalled Cherubs Trust is for the benefit of the son of a director and shareholder. However, the director holds no voting or dispositive power with respect to Company shares held by the Trust. The note, plus accrued interest, was repaid in August 1995.

15.  STOCK OPTIONS

     The Company has reserved 250,000 shares of its Common Stock for issuance to officers and key employees pursuant to a 1987 Incentive Stock Option Plan (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant.

The exercise price is the fair market value of the Common Stock on the date of grant, which was $3.00 to $6.50 per share for all options outstanding and granted under the Option Plan.

Transactions under the Option Plan are summarized as follows:

                                                         1995      1994       1993
                                                        -------   -------   -------
           Options outstanding at beginning of year . . 131,250   150,250    41,250
           Granted. . . . . . . . . . . . . . . . . . . 130,000      -      111,000
           Exercised  . . . . . . . . . . . . . . . . .    -         -        2,000
           Terminated . . . . . . . . . . . . . . . . .  20,500    19,000       -
                                                        -------   -------   -------
           Options outstanding at end of year . . . . . 240,750   131,250   150,250
                                                        -------   -------   -------
           Available for grant at end of year . . . . .   7,250   116,750    97,750
                                                        -------   -------   -------
                                                        -------   -------   -------
           Exercisable at end of year . . . . . . . . .  52,550    48,950    21,500
                                                        -------   -------   -------
                                                        -------   -------   -------

     During 1989, and 1988, options outside the Option Plan (the "Non-plan options") were granted by the board of Directors to six employees and an independent sales person. These Non-plan options were for 41,250 shares at an exercise price ranging from $2.00 to $4.00, the approximate market price at the date of grant. The options were approved by the shareholders and have all expired. During 1990, options for 61,000 shares at an exercise price of $4.00 were granted to the President and a Director. During 1991, options for 219,000 shares, expiring in 1996, at an exercise price of $4.00 were granted to the Directors, the President and three employees. During 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight current Directors. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement. During 1995, Non-plan options for 29,000 shares, expiring in 2005, at an exercise price of $3.00 were granted to two key officers of the Company.

     During 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation which is being amortized over the vesting period. Total compensation expense incurred for these options during the years ended December 31, 1995, 1994 and 1993 was $22,750, $29,750, and $31,500,
respectively.

     Transactions relative to Non-plan options are summarized as follows:

                                                         1995      1994       1993
                                                        -------   -------   -------
           Options outstanding at beginning of year . . 131,250   150,250    41,250
           Options outstanding at beginning of year . . 366,700   222,500   295,000
           Granted. . . . . . . . . . . . . . . . . . .  29,000   149,200    48,000
           Exercised. . . . . . . . . . . . . . . . . .  17,000     5,000    21,250
           Terminated . . . . . . . . . . . . . . . . .  25,000     -        99,250
                                                        -------   -------   -------
           Options outstanding at end of year . . . . . 353,700   366,700   222,500
                                                        -------   -------   -------
                                                        -------   -------   -------
           Exercisable at end of year . . . . . . . . . 331,950   363,700   187,500
                                                        -------   -------   -------
                                                        -------   -------   -------

     The underwriter of the June 1991 public offering was granted warrants to purchase 75,000 shares at $4.40 per share, expiring in 1996. The Common Stock to be issued upon exercise of the warrants was registered with the Securities and Exchange Commission under Form S-3 during 1993. The underwriter exercised warrant rights and shares were issued for 15,000 shares of common stock during 1993. The underwriter's warrants expire in June 1996. In August 1995, warrants were issued to bondholders to purchase an aggregate of 279,000 shares of common stock at $3.00 per share. The bondholder's warrants expire five years from the date of the bond.

16.  EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The following table sets forth the geographic distribution of the Company's net sales:


                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                             1995          1994          1993
                                          -----------   -----------   -----------
           United States. . . . . . . .   $16,380,540   $11,813,557   $12,699,599
           Europe . . . . . . . . . . .     4,325,860     2,938,187     1,804,633
           Canada, Mexico & South
            America . . . . . . . . . .     1,078,263     1,210,068     1,430,150
           Far East & other . . . . . .     1,143,426     1,418,855     1,862,235
                                          -----------   -----------   -----------
             Net Sales. . . . . . . . .   $22,928,089   $17,380,667   $17,796,617
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

     During the year ended December 31, 1995, three major customers accounted for 32%, 18%, and 14% of net sales of Micron. During the year ended December 31, 1994, three major customers accounted for 34%, 18%, and 10%, of net sales of Micron. During the year ended December 31, 1993, four major customers accounted for 35%, 15%, 14%, and 12% of net sales of Micron. There were no single significant customers for ART during the three years in the period ended December 31, 1995.

17.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     There were no significant fourth quarter adjustments during 1995.
During the fourth quarter of 1994, the Company recorded a charge against 1994 earnings of approximately $778,000 as an allowance for losses related to the advances and equipment lease obligations made to or on behalf of Phoenix.

     During the fourth quarter of 1993, the Company recorded an adjustment to expense in the amount of $86,189 for costs previously deferred related to the unsuccessful merger attempt with Professional Catheter Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the three year period ended December 31, 1995, no independent accountant, who was previously engaged as the principal accountant to audit the Company's financial statements, has resigned (or indicated it has declined to stand for reelection after completion of the current audit) or was dismissed.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The directors and executive officers of the Company are as follows:


                      NAME             AGE              POSITION WITH THE COMPANY
        -----------------------------  ---   -----------------------------------------------
        Robert A. Simms..............   57   Chairman of the Board of Directors
        E.P. (Lou) Marinos...........   53   President and Chief Executive Officer, Director
        Anthony A. Cetrone...........   67   Chief Executive Officer of Micron, Director
        Eric K. Y. Chan, Ph.D........   38   Vice President of Engineering
        Nancy C. Garbade.............   48   Secretary and General Counsel
        William E. Cooper, CPA.......   30   Vice President of Finance
        Julius Tabin, Ph.D...........   76   Director
        Paul F. Walter, MD...........   58   Director
        Russell C. Chambers, MD......   52   Director
        Michael McManus..............   52   Director
        Larry Black..................   56   Director


        The Directors are divided into three classes with rotating three-year terms. Dr. Chambers, Mr. Cetrone, and Mr. Simms have been elected to serve as Directors until the 1996 annual meeting of shareholders. Dr. Walter, Mr. Black, and Mr. McManus have been elected to serve until the 1997 annual meeting of shareholders. Dr. Tabin and Mr. Marinos have been elected to serve as Directors until the 1998 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

        ROBERT A. SIMMS was appointed as Chairman of the Board during January, 1993. Prior to that, Mr. Simms had been a director of the Company since April 1990. Mr. Simms has been chairman of Simms Capital Management. Ltd. since 1984.

        E.P. (LOU) MARINOS was appointed President and Chief Executive Officer of the Company in March 1995. Mr. Marinos has also served in the capacity of Chief Financial Officer and Chief Operating Officer since joining the Company in May, 1994. Prior to joining the Company Mr. Marinos held senior executive management or Director positions with Intermedics, Inc., Carbon Implants, Inc., Bio-International, Inc. and Endevco, Inc. He was also a senior partner with Deloitte & Touche.

        ANTHONY A. CETRONE has been President of Micron sine 1988 and chairman of its Board from June 1990 to the present, Mr. Cetrone also served as President and Chief Executive Officer of the Company from January 1993 to March 1995. Prior to joining Micron, he was President of Dartco
Manufacturing, Inc.

        NANCY C. GARBADE has been Secretary of the Company since March 1988 and General Counsel since January 1990. From 1984 to March 1988, Ms. Garbade was Corporate Counsel for CarboMedics, Inc.

        ERIC K. Y. CHAN, PH.D. has been Vice President of Engineering since April 1993, and was Director of Engineering from August 1991. Prior to joining the Company in 1991, Dr. Chan was obtaining his Ph.D. from the University of Texas at Austin. He was on the engineering staff of Schlumberger-ASC between 1985 and 1986. He is a member of the AAMI ECG Committee on Signal Averaging.

        WILLIAM E. COOPER, CPA has been Vice President of Finance since November, 1995 and has been Controller and Chief Accounting Officer since joining the Company in April 1993. Prior to joining the Company, he was a Senior Associate with Coopers & Lybrand.

        JULIUS TABIN, PH.D. has been a director of the Company since its inception. Since 1949, Dr. Tabin has been a partner in the law firm of Fitch, Even, Tabin & Flannery.

        PAUL F. WALTER, MD. has been a director of the Company since its inception. Dr. Walter is a Professor of Medicine at Emory University where he has been on the faculty since 1971.

        RUSSELL C. CHAMBERS, MD. has been a director of the Company since its inception and served as the Company's Chairman of the Board until August 1990. For more than the past five years, Dr. Chambers has been primarily engaged in the management of his personal investments.

        MICHAEL A. MCMANUS, JR. has been a director of the Company since October 1994. He has been President and Chief Executive Officer of New York Bancorp Inc. since 1991 and a member of its Board of Directors since 1990. He was elected Vice Chairman of the Board of Directors of New York Bancorp Inc. in 1991. Prior to becoming associated with New York Bancorp Inc., Mr. McManus was President of Galwag Investment Group from July 1990 to October 1991. From December 1990 to October 1991 he was President of Jamcor Pharmaceutical and from July 1986 until July 1990 he was Vice President of Business Planning and Development, Consumer Division of Pfizer, Inc.

        LAWRENCE S. BLACK has been a director of the Company since October 1994. He is the Chairman and founder of Black & Company, Inc., investment bankers. Mr. Black is also a director of International Yogurt Company and Mt. Bachelor Corp.

   ITEM 11. EXECUTIVE COMPENSATION

        The following tables set forth certain information concerning compensation of and stock options held by the Company's President and Chief Executive Officer and the President of the Company's subsidiary, Micron:

                         SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                  ---------------------
                                                  ANNUAL COMPENSATION              AWARDS     PAYOUTS
                                      -----------------------------------------   -------    ----------
                                                                                   STOCK     LONG-TERM          ALL
                                                                                  OPTIONS    INCENTIVE          OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY     BONUS     OPTIONS(1)     (SH)      PAYOUTS        COMPENSATION
- ---------------------------            ----    --------   -------    ----------   -------    ----------      ------------
E.P. Marinos, President and
Chief Executive Officer(3)..........   1995    $ 92,300   $   -          -         80,000       $  -            $   -

Anthony A. Cetrone, President
Micron Products, Inc. (3)...........   1995    $ 98,000   $   -        5,250       29,000       $  -            $   -

E.P. Marinos, President and
Chief Executive Officer(2)..........   1994    $ 38,215   $   -          -         18,000       $  -            $   -

Anthony A. Cetrone, President
Micron Products, Inc. (2)...........   1994    $ 98,000   $22,075     21,000       18,000       $  -            $   628

Wayne Schroeder, Former
Chief Operating Officer.............   1994    $ 95,833   $   -       26,250        5,200       $  -            $10,790

Anthony A. Cetrone,
Chief Executive Officer.............   1993    $ 98,000   $ 5,000     15,750       51,000       $  -            $   699

Wayne Schroeder,
Chief Operating Officer.............   1993    $100,000   $   -       15,750       24,000       $  -            $ 1,326

(1) In April 1993, Mr. Cetrone and Mr. Schroeder were each granted 24,000 options to purchase shares at an exercise price of $4.00. At the date of the grant the market price was $5.75. The options vest at 1,000 shares per month to an aggregate of 24,000 per director. The difference between the grant price and the market price is compensation and is being amortized over the vesting period.

(2) Options for the purchase of 18,000 shares at $3.00 per share were granted to all current directors of the Company, at the Annual Meeting of Shareholders on October 25, 1994. The options were immediately exercisable on the date of grant. In the event the value of the Common Stock reaches $6.00 per share, then the exercise price of one share of the Common Stock shall be the fair market value of the Common Stock on the date the Option is granted less the difference between the average closing price of the Common Stock for the twenty trading days immediately preceding the date on which the Optionee gives notice of his intention to exercise an option and $6.00 per share. There is a floor of $1.00 per share.

(3) Mr. Marinos and Mr. Cetrone were granted 60,000 and 20,000 options to purchase shares, respectively, under the Option Plan. The shares vest at the rate of 20% per year for five years until fully vested. The exercise price approximated the market price on the date of grant. Mr. Marinos and Mr. Cetrone were granted 20,000 and 9,000 options to purchase shares at an exercise price of $3.00, respectively, outside the Option Plan. Twenty-five percent of the shares vest immediately and the remainder vest at twenty-five percent on each anniversary date, until fully vested. The shares granted outside the Option Plan were approved by the shareholders. The market price at the date of grant was $3.00.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE VALUE AT
                                                                                                 ASSUMED ANNUAL RATES OF STOCK
                                                      INDIVIDUAL GRANTS                       PRICE APPRECIATION FOR OPTION TERM
                            ---------------------------------------------------------------   ----------------------------------
                                          % OF TOTAL
                                           OPTIONS
                                          GRANTED TO
                             OPTIONS     EMPLOYEES IN      EXERCISE
          NAME               GRANTED         1995            PRICE         EXPIRATION DATE            5%               10%
- -------------------------   ---------    ------------      --------       -----------------   ----------------   ---------------
E.P. Marinos.............   80,000(1)         50%            $3.00        November 27, 2005       $150,935          $382,498
Anthony A. Cetrone.......   29,000(1)         18%            $3.00        November 27, 2005       $ 54,714          $138,656

(1) Mr. Marinos and Mr. Cetrone were granted 60,000 and 20,000 options to purchase shares, respectively, under the Option Plan. The shares vest at the rate of 20% per year for five years until fully vested. The exercise price approximated the market price on the date of grant. Mr. Marinos and Mr. Cetrone were granted 20,000 and 9,000 options to purchase shares, respectively, outside the Option Plan. Twenty-five percent of the shares vest immediately and the remainder vest at twenty-five percent on each anniversary date, until fully vested. The shares granted outside the Option Plan were approved by the shareholders. The market price at the date of grant was $3.00.


              OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                      VALUE REALIZED     NUMBER OF UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-MONEY
                           SHARES    (MARKET PRICE AT      HELD AT DECEMBER 31, 1995     OPTIONS AT DECEMBER 31, 1995 (1)
                          ACQUIRED     EXERCISE LESS     -----------------------------   ---------------------------------
         NAME           ON EXERCISE   EXERCISE PRICE)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE         UNEXERCISABLE
- ----------------------  -----------  ----------------    -----------     -------------   -----------         -------------
E.P. Marinos..........       -           $   -              23,000           75,000        $28,750              $93,750
Anthony A. Cetrone....       -           $   -              55,050           42,950        $31,313              $33,438

__________________

(1) Calculated on the basis of the closing sale price per share for the Common Stock on the American Stock Exchange of $4.25 on December 31, 1995.

        Mr. David Jenkins, previous President and Chairman of the Board of Directors, submitted his resignation effective on January 25, 1993. He exercised options for 7,500 shares at $2.00 per share, in January 1993, and relinquished the balance of his options, except for 22,000 options he is fully vested in which were granted him as a director of the Company. In March, 1994, Mr. Jenkins exercised options for 5,000 shares at $4.00 per share. In August 1995, Mr. Jenkins exercised options for 12,000 shares at $4.00 per share. In September 1995, Mr. Jenkins exercised the balance of his options for 5,000 shares at $4.00 per share.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

        Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 1995, except for Russell C. Chambers who has beneficial ownership of 5,000 shares which were sold in November 1995, but inadvertently failed to file the pertinent SEC report until March 1996.

EMPLOYMENT ARRANGEMENTS

        Anthony A. Cetrone entered into a four-year employment agreement with the Company, effective November 24, 1992, which provides for his employment as President of Micron at a base salary of $98,000 per year. In addition to his base compensation, Mr. Cetrone is entitled to annual bonus compensation in the amount of 5% of net income of Micron above $500,000, after goodwill amortization. Mr. Cetrone has agreed not to compete with Micron for a period of five years after the expiration or termination of his employment.

STOCK OPTIONS

1987 INCENTIVE STOCK OPTION PLAN

        In 1987, the Company adopted a stock option plan (the "Option Plan") pursuant to which 250,000 shares of Common Stock have been reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. Options are designated as "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The purpose of the Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. The exercise price of any stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. The term of each option and the manner in which it may be exercised is determined by the Board of Directors provided that no option may be exercisable more than 10 years after the date of grant and, in the case of a stock option granted to an eligible employee owning more than 10% of the Common Stock, no more than five years. Generally, options become exercisable one year from the date of grant and each year thereafter at a rate of 20% per year. Options are not transferable, except upon death of the option holder.

        Options to purchase an aggregate of 242,750 shares of Common Stock at an exercise price of $3.00 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 2,000 shares were exercised and options to purchase 48,500 shares granted to eight former employees were canceled due to termination of employment or death of the employees. During 1993, 2,000 shares were exercised. As of December 31, 1995, included in the total are options to purchase 98,000, 98,000, 25,000, and 30,000 shares, granted to E.P. Marinos, Anthony Cetrone, Nancy C. Garbade, and William E. Cooper, respectively. As of December 31, 1995, included in the total are options to purchase 8,750 shares, granted to Wayne Schroeder, a former director and officer of the Company. During the year ended December 31, 1995, options to purchase 130,000 shares were granted to eight employees. During the year ended December 31, 1994, no options to purchase shares were granted. During the year ended December 31, 1993, options to purchase 111,000 shares were granted to 12 employees.

OTHER OPTIONS

        In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 1995, options for 58,250 shares have been exercised and options for 135,500 shares have been terminated.

        During 1988 and 1989 options to purchase 18,750 shares were granted to four employees, all of which have been exercised or terminated as of December 31, 1993. During 1988, options to purchase 7,500 shares were granted to Wayne Schroeder at an exercise price of $2.00 per share. The options were exercised during 1993.

        During 1990, options to purchase 25,000 shares of Common Stock were granted to Robert A. Simms, at an exercise price of $4.00 per share, all of which are currently exercisable. Options to purchase an aggregate of 125,000 shares were granted to David Jenkins, from 1988 to 1991, at exercise prices ranging from $2.00 to $4.00 per share, of which 95,500 were terminated in January, 1993 when Mr. Jenkins resigned as President of the Company. Also in January, 1993, Mr. Jenkins exercised options for 7,500 shares at $2.00, and relinquished the balance of his options, except for 22,000 options in which he is fully vested, which were granted him as a director of the Company. In March, 1994, Mr. Jenkins exercised 5,000 options at an exercise price of $4.00 per share. In August 1995, Mr. Jenkins exercised 12,000 options at an exercise price of $4.00 per share. In September 1995, Mr. Jenkins exercised the balance of his options for 5,000 shares at an exercise price of $4.00 per share.

        During 1991, options to purchase 25,000 shares of common stock were granted to three employees, of which 17,500 shares have been exercised or terminated.

        In March 1991, five-year options to purchase 24,000 shares were granted to each of the six current directors of the Company (including Mr. Jenkins), exercisable at a rate of 1,000 shares per month at an exercise price of $4.00 per share. During 1991, options to purchase 25,000 shares at $4.00, expiring in 1996, were granted to three employees.

        In March 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation which is being amortized over the vesting period. Total compensation expense incurred for these options recorded during 1995, 1994, and 1993 was $22,750, $29,750, and $31,500.

        In October 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight current Directors. The shares were immediately exercisable. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement.

        In November 1995, options to purchase 29,000 shares, expiring in 2005, at an exercise price of $3.00, were granted to two Officers and Directors of the Company. Twenty-five percent of the shares vest immediately and the remaining shares vest at twenty-five percent per year on each anniversary date until fully vested.

MEDICAL CONSULTANTS

        The Company previously retained medical consultants who agreed to advise the Company from time to time of advances in technology and in the respective areas of their expertise. In August 1994, the Company canceled or did not continue payment under the consulting retainer contracts due to their expiration. The aggregate compensation paid by the Company to consultants under their agreements during 1994 and 1993 was $58,533, and $67,475, respectively. During 1995 the Company used consultants on a specific project basis. Amounts paid to consultants during 1995 was not material.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of February 28, 1996 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.

                                                                        BENEFICIAL
                                                                       OWNERSHIP (1)
                                                                     -----------------
                  NAME AND ADDRESS OF BENEFICIAL OWNER               NUMBER    PERCENT
       -----------------------------------------------------------   -------   -------
       R.C. Chambers Irrevocable Trust (2)........................   222,350    5.57
         1807 Lake Street
         Lake Charles, Louisiana 70601
       Russell C. Chambers, M.D. (3)..............................    67,950    1.70
       Julius Tabin, Ph.D.........................................    62,375    1.56
       Paul F. Walter, M.D. ......................................    93,375    2.34
       Robert A. Simms............................................   182,000    4.56
       Anthony A. Cetrone (4).....................................   127,112    2.79
       E.P. Marinos...............................................    23,000     .58
       Michael A. McManus, Jr. ...................................    18,000     .45
       Lawrence S. Black..........................................    19,500     .49
       All officers and directors as a group (11 persons) (5).....   617,812   15.48

1. Unless otherwise noted, each person has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

2. The beneficiary of all of the trust's income is Dr. Chambers' son. Dr. Chambers son has a 50% ownership interest in the assets held by the trust and Dr. Chamber's wife's estate has the remaining 50% ownership interest. Dr. Chambers disclaims any beneficial ownership of the Common Stock held by the trust.

3. Includes 2,500 shares over which Dr. Chambers has voting power pursuant to an agreement, 12,500 shares held as custodian for his son and 2,500 shares held as custodian for a niece.

4. Includes 66,662 shares held by the Micron Employee Stock Ownership Plan over which Mr. Cetrone shares voting power as Trustee.

5. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 1995, as follows:

               Russell C. Chambers, M.D(1)............  42,000
               Julius Tabin(1)........................  42,000
               Paul F. Walter, M.D.(1)................  42,000
               Robert A. Simms(1).....................  42,000
               Nancy C. Garbade.......................   5,000
               Anthony A. Cetrone.....................  60,450
               Eric Chan..............................  13,500
               E.P. Marinos...........................  23,000
               William E. Cooper......................   6,000
               Michael A. McManus, Jr. ...............  18,000
               Lawrence S. Black......................  18,000
                                                       -------
                 Total................................ 311,950
                                                       -------
                                                       -------

(1) 24,000 shares expired unexercised on March 17, 1996 for each Mr. Chambers, Mr. Tabin, Mr. Walter, and Mr. Simms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        To date, all transactions between the Company and its officers, directors, or their affiliates have been approved or ratified by a majority of the directors who did not have an interest in, and who were not employed by the Company at the time of, such transaction. The Company's Board of Directors adopted resolutions providing that any transaction between the Company and its officers, directors or their affiliates must be approved by a majority of the Board of Directors who do not have an interest in, and who are not employed by the Company at the time of, such transaction. The Company believes that all transactions entered into with affiliates of the Company were on terms no less favorable than could have been obtained from unaffiliated third parties.

        In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Mr. Tom M. Podl and Dr. Julius Tabin, directors of ART are shareholders of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees for the years ended December 31, 1995, 1994 and 1993 were $8,400, $10,950, and $12,150, respectively.

        During 1993 ART forgave advances of approximately $20,225 made to Calcasieu Technology Research and Investment Group ("CTRIG") The advances were principally for rent paid on behalf of CTRIG and health insurance premiums.

        Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception , and he and other members of the firm are shareholders of the Company. For the years ended December 31, 1995, 1994 and 1993, the law firm billed the Company approximately $43,000, $49,000, and $53,000, respectively, for legal services rendered and patent prosecution costs. The 1993 payments included fees for services in connection with the Corazonix litigation. The amounts owed to the firm at December 31, 1995, 1994, and 1993 were approximately $23,000, $37,000, and $82,000, respectively.

        Dr. Paul Walter, a director and shareholder of the Company, was engaged as a medical consultant to the Company during 1994 and 1993. For the years ended December 31, 1994 and 1993, fees paid to Dr. Walter amounted to approximately $2,400 and $3,600, respectively.

        Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 1994, 1993 and 1992, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $5,300, $6,300, and $7,400, respectively.

        In October, 1994, the Marshalled Cherubs Trust loaned the Company $100,000, with interest accruing at 11% per annum, under a demand note. The loan, plus accrued interest, was repaid in August 1995. The Marshalled Cherubs Trust is for the benefit of the Jason Chambers, the son of Dr. Russell C. Chambers, a director and shareholder of the Company. However, Dr. Chambers holds no voting or dispositive power with respect to Company shares hold by the Trust.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as a part of this report:

         (1) All Financial Statements

         See index to financial statements on page 19 for a list of all financial statements filed as part of this report.

         (2) Financial Statement Schedules

             (A) Schedule VIII

        All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission not included here are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (3) Exhibits

        The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:

                                  DESCRIPTION OF EXHIBIT
        ----------------------------------------------------------------------------------------
 4.4    Bond Indenture and Bond Form............................................................
 4.5    Form of Option for E. P. (Lou) Marinos under 1995 Key Employees Stock Option Plan.......
 4.6    Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan........
10.33   Employment Agreement, dated March 1, 1996, between the Company and E. P. Marinos. ......


(b) Reports filed in the fourth quarter on Form 8-K:

    None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

BY: /s/ E. P. Marinos
  -------------------
   E. P. Marinos
   President & Chief Executive Officer


BY: /s/ William E. Cooper, CPA
  ----------------------------
   William E. Cooper, CPA
   Chief Financial & Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                     Capacity                           Date
- -------------------------      -------------------------------------     --------------
/s/ Robert A. Simms            Chairman of the Board                     March 25, 1996
- -------------------------
Robert A. Simms

/s/ E. P. Marinos              Director, President & Chief Executive
- -------------------------      Officer, Chief Financial Officer          March 25, 1996
E. P. Marinos

/s/ Anthony A. Cetrone         Director, President & Chief Executive
- -------------------------      Officer, Micron Products Inc.             March 25, 1996
Anthony A. Cetrone

                               Director                                  March 25, 1996
- -------------------------
Russell C. Chambers

/s/ Julius Tabin               Director                                  March 25, 1996
- -------------------------
Julius Tabin

/s/ Michael McManus            Director                                  March 25, 1996
- -------------------------
Michael A. McManus, Jr.

/s/ Lawrence S. Black          Director                                  March 25, 1996
- -------------------------
Lawrence S. Black

/s/ Paul F. Walter             Director                                  March 25, 1996
- -------------------------
Paul F. Walter

                                EXHIBIT INDEX


 EXHIBIT
 NUMBER                                       DESCRIPTION OF EXHIBIT                                       PAGE
- -------- ------------------------------------------------------------------------------------------------  ----
  3.0    Articles of Incorporation.......................................................................   (a)
  3.1    By-laws.........................................................................................   (a)
  3.2    Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
         Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation...................   (a)
  3.3    Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
         Arrhythmia Research Technology, Inc., a Delaware corporation....................................   (a)
  4.0    Form of Certificate evidencing shares of the Company's Common Stock.............................   (a)
  4.1    Form of Non-plan Options to purchase Company Common Stock.......................................   (c)
  4.2    Form of Options to purchase Company Common Stock under the 1987 Incentive Stock Option
         Plan............................................................................................   (a)
  4.3    Form of Underwriter's Warrant...................................................................   (c)
  4.4    Bond Indenture and Bond Form....................................................................
  4.5    Form of Option for E. P. (Lou) Marinos under 1995 Key Employees Stock Option Plan ..............
  4.6    Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan................
 10.0    Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated November 20,
         1989............................................................................................   (b)
 10.1    Amendment to Distribution Agreement dated November 20, 1989.....................................   (b)
 10.2    Lockup Agreement................................................................................   (a)
 10.3    Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8,
         1987............................................................................................   (a)
 10.4    Amendment to Manufacturing agreement dated June 15, 1987........................................   (a)
 10.5    Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989.........   (c)

 10.6    Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990........   (c)

 10.7    Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990.......   (c)

 10.8    Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990............   (c)

 10.9    License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART......   (a)

 10.10   Amendment to License Agreement dated June 1, 1985...............................................   (a)
 10.11   License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc.
         to ART..........................................................................................   (a)
 10.12   Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
         Cardiodigital Industries, Inc. to ART...........................................................   (a)
 10.13   Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
         Louisiana corporation...........................................................................   (a)
 10.14   Settlement Agreement, dated February 23, 1990, by and among Baylor College of Medicine, The
         Methodist Hospital Foundation and The Methodist Hospital and Matthew W. Prucka, Delphi
         Computer Systems Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia
         Research Technology, Inc........................................................................   (c)
 10.15   Form of Employment Agreement dated June 1, 1991, by and between the Company and David A.
         Jenkins.........................................................................................   (c)
 10.16   Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated
         February 6, 1991................................................................................   (b)
 10.17   O E M Agreement by and between Vascor Medical Corporation, Vascomed and ART dated
         December 14, 1991...............................................................................   (d)
 10.18   Amendment to O E M Agreement dated December 14, 1991............................................   (d)
 10.19   O E M agreement by and between Professional Catheter Corporation and ART dated September 11,
         1992............................................................................................   (f)
 10.20   Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated May 28, 1992......   (f)

 10.21   Employment Agreement, dated November 24, 1992, between the Company and Anthony A.
         Cetrone.........................................................................................   (f)

 10.22   Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
         Tucker & Harris, L.L.P. and ART................................................................    (f)
 10.23   Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research
         Technology, Inc., ART Merger Subsidiary II, Inc., Micron Products Inc. and Micron Medical
         Products Inc. ..................................................................................   (e)
 10.24   Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and
         Micron Products Inc............................................................................    (e)
 10.25   Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc.
         and Corazonix Corporation.......................................................................   (g)
 10.26   Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia
         Research Technology, Inc. and Corazonix Corporation.............................................   (i)
 10.27   Manufacturing and Equipment Lease Agreement, dated November 5, 1993, between Arrhythmia
         Research Technology, Inc. and Corazonix Corporation............................................    (i)
 10.28   Letter of Intent dated September 28, 1993, between Arrhythmia Research Technology, Inc. and
         Lite Tech, L. P. ..............................................................................    (i)
 10.29   Letter of Intent, dated September 28, 1993 by and between Arrhythmia Research Technology, Inc.
         and Mr. John Curley and Mr. Thomas Krug.........................................................   (i)
 10.30   Agreement by and between Arrhythmia Research Technology, Inc. and Prucka Engineering, Inc.,
         dated August 1994...............................................................................   (j)
 10.31   First and Second Amendments to Manufacturing and Equipment Lease, dated August 31, 1994 and October 6, 1994, respectively, between Arrhythmia Research Technology, Inc. and Corazonix
         Corporation.....................................................................................   (j)
 10.32   Agreement and Modification of Second Amendment to Manufacturing and Equipment Lease
         Agreement dated November 4, 1994, between Arrhythmia Research Technology, Inc. and
         Corazonix Corporation...........................................................................   (j)
 10.33   Employment Agreement, dated March 1, 1996, between the Company and E. P. Marinos................
 22.     Subsidiaries....................................................................................   (f)
 28.0    1987 Incentive Stock Option Plan................................................................   (a)
 28.1    Option Agreement, dated March 18, 1991, between the Company and Julius Tabin....................   (f)
 28.2    Option Agreement, dated March 18, 1991, between the Company and Robert A. Simms.................   (f)
 28.3    Option Agreement, dated March 18, 1991, between the Company and Tom Podl........................   (f)
 28.4    Option Agreement, dated March 18, 1991, between the Company and Paul F. Walter..................   (f)
 28.5    Option Agreement, dated March 18, 1991 between the Company and Russell C. Chambers..............   (f)
 28.6    Option Agreement, dated August 21, 1990, between the Company and Robert A. Simms................   (f)
 28.7    Option Agreement, dated March 8, 1993, between the Company and Anthony A. Cetrone...............   (i)
 28.8    Option Agreement, dated March 8, 1993, between the Company and Wayne Schroeder. ................   (i)
 28.9    Merger Agreement, dated December 26, 1993, between Micron Products Inc. and Micron Medical
         Products Inc. ..................................................................................   (i)
 28.10   Articles of Merger of Parent and Subsidiary.....................................................   (i)
 28.11   Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation
         and entered on November 15, 1993................................................................   (h)
   (a)   Incorporated herein by reference from a Registration Statement on Form S-18 as filed with the
         Commission in April, 1988, Registration Statement No. 33-20945-FW.
   (b)   Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1990.
   (c)   Incorporated herein by reference from a Registration Statement on Form S-1 as filed with the
         Commission in August 1990, Registration Statement No. 33-36607.
   (d)   Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1992.
   (e)   Incorporated by reference from Form 8-K as filed with the Commission on December 10, 1992.
   (f)   Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1993
   (g)   Incorporated by reference from Form 8-K as filed with the Commission on July 15, 1993.
   (h)   Incorporated by reference from Form 8-K as filed with the Commission on November 22, 1993.
   (i)   Incorporated by reference from Form 10-K as filed with the Commission in March, 1994.
   (j)   Incorporated by reference from Form 10-K as filed with the Commission in March 1995.

                REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE



To the Shareholders
Arrhythmia Research Technology, Inc.

  Our Report on the consolidated financial statements of Arrhythmia
Research Technology, Inc. and Subsidiary is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.
  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  COOPERS & LYBRAND L.L.P.


Austin, Texas
March 1, 1996

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                                 SCHEDULE VIII
                       VALUATION OF QUALIFYING ACCOUNTS


                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF   COSTS AND                  BALANCE AT END
              DESCRIPTION                       PERIOD       EXPENSES     DEDUCTIONS      OF PERIOD
- -------------------------------------------  ------------   -----------   ----------   --------------
Allowance for doubtful accounts:

   December 31, 1995........................ $   126,665   $    14,411    $  122,256    $    18,820
                                             -----------   -----------    ----------    -----------
                                             -----------   -----------    ----------    -----------
   December 31, 1994........................ $    71,344   $   191,586    $  136,265    $   126,665
                                             -----------   -----------    ----------    -----------
                                             -----------   -----------    ----------    -----------
   December 31, 1993........................ $    82,604   $    69,000    $   80,260    $    71,344
                                             -----------   -----------    ----------    -----------
                                             -----------   -----------    ----------    -----------

Allowance for slow-moving  inventories:

   December 31, 1995........................ $ 1,182,897   $    -         $   69,645    $ 1,113,252
                                             -----------   -----------    ----------    -----------
                                             -----------   -----------    ----------    -----------
   December 31, 1994........................ $      -      $ 1,182,897    $     -       $ 1,182,897
                                             -----------   -----------    ----------    -----------
                                             -----------   -----------    ----------    -----------