Form 10-Q
period 1996-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1996-05-13
CIK 819689

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1996 or
                                            --------------

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from       to
                                                    -----    -----

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
Yes  X  No   .
    ---   ---

As of  May 1, 1996 there were 3,563,101 shares of common stock outstanding.

This report consists of 9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                 March 31, 1996

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 3

  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . 3

  CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . . . . . . . . . . . . . . 4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY . . . . . . . . 5

  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . 6

  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . 7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . 7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 1.  Legal Proceedings - none. . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities - none. . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities - none. . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders - none. . . . 9

  Item 5.  Other Information - none. . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 9

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                          PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    (Unaudited)
                                                                                                      March 31,       December 31,
                                     ASSETS                                                             1996              1995
                                                                                                   ------------      ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   141,711       $   397,799
  Trade accounts receivable, net of allowance for doubtful accounts of $13,043 and $18,820 . .       3,146,429         3,739,046
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,636,759         2,991,346
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,000            58,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .         170,702           283,184
                                                                                                   ------------      ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,153,601         7,469,375

Property and equipment, net of accumulated depreciation of $1,384,799 and $1,263,364 . . . . .       2,606,089         2,591,888
Patent costs, net of accumulated amortization of $162,259 and $157,222 . . . . . . . . . . . .          97,705           100,727
Software development costs, net of accumulated amortization of $203,741 and $199,280 . . . . .          11,177            15,638
Goodwill, net of accumulated amortization of $418,300 and $389,584 . . . . . . . . . . . . . .       1,904,773         1,933,489
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         670,683           670,683
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         166,013           186,235
                                                                                                   ------------      ------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,610,041       $12,968,035
                                                                                                   ------------      ------------
                                                                                                   ------------      ------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,687,431       $ 1,938,972
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         308,448           199,486
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,065,738         2,105,928
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,171                 -
  Payable to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,059            30,899
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,933           390,981
                                                                                                   ------------      ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,396,780         4,666,266

Long-term debt, net of current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .         291,543           491,930
Bonds payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         409,434           398,000
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,994            49,048
                                                                                                   ------------      ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,139,751         5,605,244
                                                                                                   ------------      ------------
Commitments & Contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                 -
Redeemable common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            10,046
                                                                                                   ------------      ------------
Shareholders' equity:
  Serial preferred stock, $1 par value; 2,000,000 shares authorized, none issued . . . . . . .               -                 -
  Common stock, $.01 par value; 10,000,000 shares authorized;
  3,679,216 and 3,662,216 issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,792            36,792
Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,909,307         8,899,261
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (878,787)         (868,740)
Unearned ESOP compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (157,134)         (167,848)
Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (439,888)         (546,720)
                                                                                                   ------------      ------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,470,290         7,352,745
                                                                                                   ------------      ------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .     $11,610,041       $12,968,035
                                                                                                   ------------      ------------
                                                                                                   ------------      ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1996         1995
                                                     ----------    ----------

Sales.............................................   $5,432,858    $5,883,831
Cost of sales......................................   4,356,563     4,634,390
                                                     ----------    ----------
Gross profit.......................................   1,076,295     1,249,441
                                                     ----------    ----------
Selling and marketing..............................     150,700       138,216
General and administrative.........................     555,376       514,591
Research and development...........................      43,082        40,652
Amortization of goodwill...........................      28,716        28,716
                                                     ----------    ----------
Total expenses.....................................     777,874       722,175
                                                     ----------    ----------
Income from operations.............................     298,421       527,266

Other income (expense):
  Interest expense.................................     (64,694)      (59,012)
  Other............................................      (1,355)            -
                                                     ----------    ----------
Income before income taxes.........................     232,372       468,254
Income taxes expense...............................    (125,540)     (194,465)
                                                     ----------    ----------
Net income........................................   $  106,832    $  273,789
                                                     ----------    ----------
                                                     ----------    ----------
Net income per share..............................   $     0.03    $     0.07
                                                     ----------    ----------
                                                     ----------    ----------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding...............................   3,622,839     3,613,035
                                                     ----------    ----------
                                                     ----------    ----------


     The accompanying notes are an integral part of the financial statements

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                Net      Retained
                                   Common Shares                                Unearned    Unrealized   Earnings
                               ----------------------    Paid-in    Treasury      ESOP      Securities (Accumulated
                               Outstanding    Amount     Capital      Stock   Compensation     Gains     Deficit)       Total
                               -----------    ------     -------    --------  ------------  ---------- ------------     -----

January 1, 1994. . . . . . .    3,657,216     $36,572  $7,378,486               $(253,564)              $1,803,214   $8,964,708
Exercise of options. . . . .        5,000          50      19,950                                                        20,000
Maturity and repurchases of
  redeemable common stock. .                              603,863                                                       603,863
ESOP payments. . . . . . . .                                                       42,859                                42,859
Treasury stock purchase. . .      (49,181)                          $(363,939)                                         (363,939)
Unrealized securities gain .                                                                  $53,130                    53,130
Net loss . . . . . . . . . .                                                                            (3,475,160)  (3,475,160)
                                ---------     -------  ----------   ---------   ---------     -------   ----------   ----------
December 31, 1994. . . . . .    3,613,035      36,622   8,002,299    (363,939)   (210,705)     53,130   (1,671,946)   5,845,461
Exercise of options. . . . .       17,000         170      67,830                                                        68,000
Issuance of warrants . . . .                              202,000                                                       202,000
Maturity and repurchases of
  redeemable common stock. .                              627,132                                                       627,132
ESOP Payments. . . . . . . .                                                       42,857                                42,857
Treasury stock purchase. . .      (65,524)                           (504,801)                                         (504,801)
Sale of securities . . . . .                                                                  (53,130)                  (53,130)
Net income . . . . . . . . .                                                                             1,125,226    1,125,226
                                ---------     -------  ----------   ---------   ---------     -------   ----------   ----------
December 31, 1995. . . . . .    3,564,511      36,792   8,899,261    (868,740)   (167,848)          0     (546,720)   7,352,745
Repurchase of redeemable
  common stock . . . . . . .                               10,046                                                        10,046
Treasury stock purchase. . .       (1,410)                            (10,046)                                          (10,046)
ESOP Payments. . . . . . . .                                                       10,714                                10,714
Net income . . . . . . . . .                                                                               106,832      106,832
                                ---------     -------  ----------   ---------   ---------     -------   ----------   ----------
March 31, 1996 (Unaudited) .    3,563,101     $36,792  $8,909,307   $(878,787)  $(157,134)    $     0    $(439,888)  $7,470,290
                                ---------     -------  ----------   ---------   ---------     -------   ----------   ----------
                                ---------     -------  ----------   ---------   ---------     -------   ----------   ----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                          Three Months Ended March 31,

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------

Cash flows provided by (used in) operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . $   106,832   $273,789
  Adjustments to reconcile net income to net cash:
    Depreciation . . . . . . . . . . . . . . . . . . . .     121,435    114,719
    Amortization . . . . . . . . . . . . . . . . . . . .      49,648     43,940
    Deferred revenue . . . . . . . . . . . . . . . . . .      (7,054)    (8,597)
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . .     592,617   (643,821)
    Inventory. . . . . . . . . . . . . . . . . . . . . .     354,587    262,358
    Deposits . . . . . . . . . . . . . . . . . . . . . .           -      4,000
    Accounts payable and accrued liabilities . . . . . .  (1,163,238)   395,036
    Income taxes payable . . . . . . . . . . . . . . . .      48,171    216,009
    Payable to related parties . . . . . . . . . . . . .     (11,840)   (11,658)
    Prepaid expenses and other . . . . . . . . . . . . .     132,703    (49,179)
                                                         -----------   --------
    Net cash provided by operating activities. . . . . .     223,861    596,596
                                                         -----------   --------
Cash flows used in investing activities
  Capital expenditures . . . . . . . . . . . . . . . . .    (135,636)   (50,059)
  Patent expenditures. . . . . . . . . . . . . . . . . .      (2,015)         -
                                                         -----------   --------
    Net cash used in investing activities. . . . . . . .    (137,651)   (50,059)
                                                         -----------   --------
Cash flows provided by (used in) financing activities:
  Net repayments under credit facilities . . . . . . . .    (251,541)  (246,834)
  Repayment of notes payable . . . . . . . . . . . . . .           -   (100,000)
  Principal payments on long-term debt . . . . . . . . .     (91,425)   (92,245)
  Proceeds from issuance of common stock under
   stock option plan . . . . . . . . . . . . . . . . . .           -     20,000
  Purchase of treasury stock . . . . . . . . . . . . . .     (10,046)         -
  Reduction of unearned ESOP compensation. . . . . . . .      10,714     10,714
                                                         -----------   --------
    Net cash used in financing activities. . . . . . . .    (342,298)  (408,365)
                                                         -----------   --------
Net increase (decrease) in cash and cash equivalents . .    (256,088)   138,172
Cash and cash equivalents at beginning of period . . . .     397,799    189,393
                                                         -----------   --------
Cash and cash equivalents at end of period . . . . . . . $   141,711   $327,565
                                                         -----------   --------
                                                         -----------   --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto, included in the Corporation's most recent Form 10-K covering the year ended December 31, 1995.

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc., all adjustments necessary for a fair presentation of the financial results for the interim period presented. Certain reclassifications were made to the 1995 financial statements to conform to the 1996 presentation.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:


                                                    MARCH 31,       DECEMBER 31,
                                                      1996              1995
                                                 ------------      -------------

Raw materials. . . . . . . . . . . . . . . . .   $   508,508       $   467,895
Work-in-process. . . . . . . . . . . . . . . .       322,555           277,296
Finished goods . . . . . . . . . . . . . . . .     2,906,982         3,359,407
                                                 -----------       -----------
     Total . . . . . . . . . . . . . . . . . .     3,738,045         4,104,598
Allowance for slow-moving inventories. . . . .    (1,101,286)       (1,113,252)
                                                 -----------       -----------
     Total . . . . . . . . . . . . . . . . . .   $ 2,636,759       $ 2,991,346
                                                 -----------       -----------
                                                 -----------       -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of approximately $2,757,000. At March 31, 1996, the Company has a $3,500,000 working capital line of credit with a bank, collateralized by the accounts receivable and inventory of ART and Micron, which bears interest at prime plus .75% (9% at March 31, 1996). The working capital line of credit matures September 30, 1997 and had an outstanding balance of approximately $1,687,000 at March 31, 1996. The Company's working capital line of credit is its primary source of operating funds and liquidity.

     Capital expenditures during the first three months of 1996 were approximately $136,000, as compared to $50,000 in 1995. Capital expenditures have increased due to the purchase of a K3 Cath-Lab demonstration system by ART and additional expenditures made by Micron for normal capital equipment expenditures for the manufacturing facility in Fitchburg, Massachusetts as well as preliminary design and testing costs for a proposed new waste-water treatment and filtration system. Capital expenditures are expected to be higher in 1996 than they were in 1995. Normal capital expenditures are funded from operating cash flows and capital projects, such as the proposed new waste-water treatment and filtration system, are typically financed by capital equipment leases.

RESULTS OF OPERATIONS

     SALES for the first quarter decreased 8% for the three months ended March 31, 1996, when compared to 1995. Electrophysiology (EP) product revenue decreased 16% for the quarter ended March 31, 1996, as compared to 1995. The decrease in domestic EP product sales for the first quarter of 1996 as compared to 1995 is due to slower demand in the domestic market. In the first quarter of 1995 there was heavy demand for EP units by domestic hospitals, previously these hospitals had put off capital intensive equipment purchases due to concern regarding proposed national healthcare reform. Revenues from sales of ECG sensors increased 2% for the quarter ended March 31, 1996 as compared to 1995. Pricing on all products remained approximately the same for the first quarter of 1996 as compared to 1995. The sales mix for the Company has remained stable with EP systems and ECG sensors making up most sales and the related cost of sales.


                                                  FIRST QUARTER
                              -------------------------------------------------
                                 1996           %            1995            %
                              ----------      ----        ----------       ----

Domestic . . . . . . . . . .  $3,626,151        67        $4,067,802         69
Foreign. . . . . . . . . . .   1,806,707        33         1,816,029         31
                              ----------      ----        ----------       ----
Total. . . . . . . . . . . .  $5,432,858       100        $5,883,831        100
                              ----------      ----        ----------       ----
                              ----------      ----        ----------       ----


     COST OF SALES remained approximately the same for the quarter ended March 31, 1996, as compared to 1995. The cost of components has remained consistent, as expected, as the majority of cost of sales is made up of EP systems, the cost of which is set by contract. Overhead costs increased by 1% for the first quarter of 1996 as compared to 1995 due primarily to increased repair & maintenance costs on the Fitchburg facility, environmental monitoring costs, and utility costs. Cost of sales as a percent of sales is expected to remain similar for the remainder of the year. The following table details the make-up of cost of sales between overhead and component costs:


                                                  FIRST QUARTER
                              -------------------------------------------------
                                 1996           %            1995            %
                              ----------      ----        ----------       ----

Components . . . . . . . . .  $3,944,882        73        $4,306,116         73
Overhead . . . . . . . . . .     411,681         7           328,274          6
                              ----------      ----        ----------       ----
Total. . . . . . . . . . . .  $4,356,563        80        $4,634,390         79
                              ----------      ----        ----------       ----
                              ----------      ----        ----------       ----


     SELLING AND MARKETING expenses increased to 3% of sales for the quarter ended March 31, 1996, as compared to 2% of sales for the first quarter of 1995. The primary components of selling and marketing expenses for the first quarters ended March 31, 1996 and 1995 were salaries and trade show expenses. The higher expense in the first quarter of 1996 is due to increased advertising costs to promote the new K3 Cath-Lab product line and existing signal averaging electrocardiographic products. The current level of marketing operations is expected to continue for the remainder of the year.

     GENERAL AND ADMINISTRATIVE expenses have remained comparable at 10% of sales for the first quarter of 1996 as compared to 9% of sales in the first quarter of 1995. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year. The table below shows the major components:

     RESEARCH AND DEVELOPMENT expenses have remained approximately the same for the first quarter of 1996 as compared to 1995. The primary component of research and development expenses for the quarters ended March 31, 1996 and 1995 is salaries. The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1 Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                              /s/ E.P. Marinos

                              E. P. Marinos, President and
                              Chief Executive Officer


                              /s/ William E. Cooper

                              William E. Cooper, CPA
                              Chief Financial and Accounting Officer

May 10, 1996