Form 10-Q
period 1996-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1996-08-12
CIK 819689

                                  FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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
Yes  X  No
   ----   ----.

As of  August 1, 1996 there were 3,563,101 shares of common stock outstanding.


This report consists of 9 pages.

                         ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                   TABLE OF CONTENTS

                                       FORM 10-Q

                                     June 30, 1996

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .  3

  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . .  3

  CONSOLIDATED STATEMENTS OF INCOME. . . . . . . . . . . . . . . . . . . .  4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY . . . . . . .  5

  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . .  6

  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 1.  Legal Proceedings - none. . . . . . . . . . . . . . . . . . . .  9

  Item 2.  Changes in Securities - none. . . . . . . . . . . . . . . . . .  9

  Item 3.  Defaults Upon Senior Securities - none. . . . . . . . . . . . .  9

  Item 4.  Submission of Matters to a Vote of Security Holders - none. . .  9

  Item 5.  Other Information - none. . . . . . . . . . . . . . . . . . . .  9

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  9

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                        June 30,    December 31,
                          ASSETS                          1996          1995
                                                      -----------   ------------
Current assets:
  Cash and cash equivalents.........................  $    25,917   $   397,799
  Trade accounts receivable, net of allowance for
   doubtful accounts of $18,864 and $18,820.........    4,372,217     3,739,046
  Inventories.......................................    2,504,612     2,991,346
  Deposits..........................................       54,000        58,000
  Prepaid expenses and other current assets.........      220,710       283,184
                                                      -----------   -----------
    Total current assets............................    7,177,456     7,469,375

Property and equipment, net of accumulated
 depreciation of $1,487,957 and $1,263,364..........    2,522,004     2,591,888
Patent costs, net of accumulated amortization
 of $167,478 and $157,222...........................       94,943       100,727
Software development costs, net of accumulated
 amortization of $208,202 and $199,280..............        9,216        15,638
Goodwill, net of accumulated amortization of
  $447,016 and $389,584.............................    1,876,057     1,933,489
Deferred income taxes...............................      670,683       670,683
Other ..............................................      180,058       186,235
                                                      -----------   -----------
    Total assets....................................  $12,530,417   $12,968,035
                                                      -----------   -----------
                                                      -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities.......................  $ 1,727,048   $ 1,938,972
  Current maturities of long-term debt..............      234,796       199,486
  Accounts payable..................................    1,740,202     2,105,928
  Income taxes payable..............................      121,414             -
  Payable to related parties........................        6,834        30,899
  Accrued liabilities...............................      323,894       390,981
                                                      -----------   -----------
    Total current liabilities.......................    4,154,188     4,666,266

Long-term debt, net of current maturities...........      262,254       491,930
Bonds payable.......................................      414,370       398,000
Deferred revenue....................................       79,892        49,048
                                                      -----------   -----------
    Total liabilities...............................    4,910,704     5,605,244
                                                      -----------   -----------
Commitments & Contingencies.........................            -             -
Redeemable common stock.............................            -        10,046
                                                      -----------   -----------
Shareholders' equity:
   Serial preferred stock, $1 par value;
    2,000,000 shares authorized, none issued........            -             -
   Common stock, $.01 par value; 10,000,000 shares
    authorized; 3,679,216 and 3,679,216 issued......       36,792        36,792
Additional paid-in-capital..........................    8,909,307     8,899,261
Treasury stock......................................     (878,787)     (868,740)
Unearned ESOP compensation..........................     (146,419)     (167,848)
Retained deficit....................................     (301,180)     (546,720)
                                                      -----------   -----------
    Total shareholders' equity......................    7,619,713     7,352,745
                                                      -----------   -----------
    Total liabilities and shareholders' equity......  $12,530,417   $12,968,035
                                                      -----------   -----------
                                                      -----------   -----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                  Three months              Six months
                                 ended June 30,            ended June 30,
                             ----------------------   ------------------------
                                1996         1995         1996         1995
                             ----------  ----------   -----------  -----------
Sales....................... $6,670,317  $6,604,783   $12,103,175  $12,488,614
Cost of sales...............  5,493,525   5,213,244     9,850,088    9,858,282
                             ----------  ----------   -----------  -----------

Gross profit................  1,176,792   1,391,539     2,253,087    2,630,332
                             ----------  ----------   -----------  -----------

Selling and marketing.......    146,393      82,891       297,093      221,898
General and administrative..    595,686     513,296     1,151,062    1,015,772
Research and development....     42,146      50,985        85,228       91,637
Amortization of goodwill....     28,716      28,716        57,432       57,432
                             ----------  ----------   -----------  -----------
Total Expenses..............    812,941     675,888     1,590,815    1,386,739
                             ----------  ----------   -----------  -----------

Income from operations......    362,851     715,651       662,272    1,243,593
                             ----------  ----------   -----------  -----------

Other income (expense):
  Interest expense..........    (79,701)    (66,215)     (144,395)    (125,228)
  Gain on sale of stock.....          -      72,912             -       72,912
  Other.....................     (2,005)      2,408        (3,360)       2,408
                             ----------  ----------   -----------  -----------

Income before income taxes..    282,145     724,756       514,517    1,193,685
Income taxes................   (143,437)   (294,756)     (268,977)    (489,221)
                              ----------  ----------   -----------  -----------

Net income..................  $ 138,708  $  430,000    $  245,540   $  704,464
                             ----------  ----------   -----------  -----------
                             ----------  ----------   -----------  -----------

Net income per share........  $    0.04  $     0.12    $     0.07   $     0.19
                             ----------  ----------   -----------  -----------
                             ----------  ----------   -----------  -----------

Weighted average number of
 common and dilutive common
 equivalent shares
 outstanding................  3,563,101   3,613,035     3,592,443    3,613,035
                             ----------  ----------   -----------  -----------
                             ----------  ----------   -----------  -----------


    The accompanying notes are an integral part of the financial statements

            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 Net       Retained
                                   Common Shares                                 Unearned    Unrealized    Earnings
                               ----------------------   Paid-in     Treasury       ESOP      Securities  (Accumulated
                               Outstanding    Amount    Capital       Stock    Compensation    Gains       Deficit)      Total
                               -----------  ---------  ----------  ----------  ------------  ----------  ------------  -----------
January 1, 1994..............   3,657,216    $36,572   $7,378,486               $(253,564)               $ 1,803,214   $ 8,964,708
Exercise of options..........       5,000         50       19,950                                                           20,000
Maturity and repurchases of
 redeemable common stock.....                             603,863                                                          603,863
ESOP payments................                                                      42,859                                   42,859
Treasury stock purchase......     (49,181)                         $(363,939)                                             (363,939)
Unrealized securities gain...                                                                 $53,130                       53,130
Net loss.....................                                                                             (3,475,160)   (3,475,160)
                                ---------   -------    ----------  ---------    ---------     -------    -----------   -----------
December 31, 1994............   3,613,035    36,622     8,002,299   (363,939)    (210,705)     53,130     (1,671,946)    5,845,461
Exercise of options..........      17,000       170        67,830                                                           68,000
Issuance of warrants.........                             202,000                                                          202,000
Maturity and repurchases of
 redeemable common stock.....                             627,132                                                          627,132
ESOP Payments................                                                      42,857                                   42,857
Treasury stock purchase......     (65,524)                          (504,801)                                             (504,801)
Sale of securities...........                                                                 (53,130)                     (53,130)
Net income...................                                                                              1,125,226     1,125,226
                                ---------   -------    ----------  ---------    ---------     -------    -----------   -----------
December 31, 1995............   3,564,511    36,792     8,899,261   (868,740)    (167,848)          0       (546,720)    7,352,745
Repurchase of redeemable
 common stock................                              10,046                                                           10,046
Treasury stock purchase......      (1,410)                           (10,047)                                              (10,047)
ESOP Payments................                                                      21,429                                   21,429
Net income...................                                                                                245,540       245,540
                                ---------   -------    ----------  ---------    ---------     -------    -----------   -----------
June 30, 1996 (Unaudited)....   3,563,101   $36,792    $8,909,307  $(878,787)   $(146,419)    $     0    $  (301,180)  $ 7,619,713
                                ---------   -------    ----------  ---------    ---------     -------    -----------   -----------
                                ---------   -------    ----------  ---------    ---------     -------    -----------   -----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Six months
                                                           ended June 30,
                                                       ---------------------
                                                         1996         1995
                                                       ---------   ---------
Cash flows provided by (used in) operating activities:
  Net income.......................................... $ 245,540   $ 704,464
  Adjustments to reconcile net income to net cash:
    Depreciation......................................   241,324     233,948
    Amortization......................................    76,610      88,038
    Gain on sales of investments......................         -     (72,912)
    Deferred revenue..................................    30,844        (153)
  Changes in assets and liabilities:
    Accounts receivable...............................  (633,171)   (809,280)
    Deposits..........................................     4,000       8,000
    Inventory.........................................   486,734     381,314
    Accounts payable and accrued expenses.............  (432,813)    (34,565)
    Income taxes payable..............................   121,414           -
    Payable to related parties........................   (24,065)     (4,083)
    Other.............................................    91,455     179,948
                                                       ---------   ---------
Net cash provided by operating activities.............   207,872     674,719
                                                       ---------   ---------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of short-term investments........         -     119,787
  Software expenditures...............................    (2,500)          -
  Capital expenditures................................  (177,874)   (143,890)
  Patent expenditures.................................    (4,472)     (6,636)
                                                       ---------   ---------
    Net cash used in investing activities.............  (184,846)    (30,739)
                                                       ---------   ---------
Cash flows provided by (used in) financing activities:
  Net repayments of revolving credit facilities.......  (211,924)   (321,277)
  Repayment of notes payable..........................         -    (153,000)
  Purchase of treasury stock..........................   (10,047)          -
  Reduction of unearned ESOP compensation.............    21,429      17,857
  Principal payments on long-term debt................  (194,366)   (157,485)
                                                       ---------   ---------
    Net cash used in financing activities.............  (394,908)   (613,905)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents..  (371,882)     30,075
Cash and cash equivalents at beginning of period......   397,799      22,790
                                                       ---------   ---------
Cash and cash equivalents at end of period............ $  25,917   $  52,865
                                                       ---------   ---------
                                                       ---------   ---------


  The accompanying notes are an integral part of the financial statements

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 1995.

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:

                                                   JUNE 30,    DECEMBER 31,
                                                    1996          1995
                                                 -----------   ------------
              Raw materials....................  $   474,092   $   467,895
              Work-in-process..................      251,318       277,296
              Finished goods...................    2,880,488     3,359,407
                                                 -----------   -----------
                Total..........................    3,605,898     4,104,598
              Allowance for slow-moving
               inventories.....................   (1,101,286)   (1,113,252)
                                                 -----------   -----------
                Total..........................  $ 2,504,612   $ 2,991,346
                                                 -----------   -----------
                                                 -----------   -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of approximately $3,023,000. At June 30, 1996, the Company has a $3,500,000 working capital line of credit with a bank, collateralized by the accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus
 .75% (9% at June 30, 1996). The working capital line of credit matures September 30, 1997 and had an outstanding balance of approximately $1,778,000 at June 30, 1996. The Company's lines of credit are its primary source of operating funds and liquidity.

     Capital expenditures during the first six months of 1996 were approximately $178,000 as compared to $144,000 in 1995. Capital expenditures have increased due to the purchase of a K3 Cath-Lab demonstration system by ART and normal capital equipment expenditures for the manufacturing facility in Fitchburg, Massachusetts as well as preliminary design and testing costs for a proposed new waste-water treatment and filtration system. Capital expenditures are expected to be higher in 1996 than they were in 1995. Normal capital expenditures are funded from operating cash flows and capital projects, such as the proposed new waste-water treatment and filtration system are typically financed by capital equipment leases.

RESULTS OF OPERATIONS

     REVENUES for the second quarter ended June 30, 1996 increased 1% when compared to the second quarter ended June 30, 1995, while revenues for the six months ended June 30, 1996 decreased 3% as compared to the same period of the prior year. CardioLab and CardioMapp ("EP") product revenues increased
8% and unit volume increased 3% for the quarter ended June 30, 1996 as compared to 1995. EP product revenues decreased 4% and unit volume decreased 5% for the six months ended June 30, 1996 as compared to the same period in 1995. Sales of EP products in 1996 are expected to be consistent with the prior year. However, 1996 will be the final year in which ART will act as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc. In 1997, ART will not report the gross revenues or the related cost of sales for EP products which approximated $7,134,000 and $6,568,000 for the six months ended June 30, 1996 and $7,388,000 and $6,531,000 for the six months ended June 30, 1995. During 1997, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. During 1998, ART will receive a commission of 4% on CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales.

     Revenues from sales of ECG sensors decreased 11% and 5% for the quarter and six months ended June 30, 1996, as compared to the same periods in 1995. The decline in sensor sales is due to lower demand in the domestic market. Pricing on all products remained approximately the same for the second quarter and first six months of 1996 as compared to 1995. The sales mix for the Company has remained stable with electrophysiology product systems and ECG sensors making up most sales and the related cost of sales.

                      SECOND QUARTER                      FIRST SIX MONTHS
             ---------------------------------   -----------------------------------
                1996      %        1995     %        1996      %        1995      %
             ----------  ---   ----------  ---   -----------  ---   -----------  ---
Domestic.... $4,329,663   65   $4,634,679   70   $ 7,926,360   65   $ 8,778,624   70
Foreign.....  2,340,654   35    1,970,104   30     4,176,815   35     3,709,990   30
             ----------  ---   ----------  ---   -----------  ---   -----------  ---
Total....... $6,670,317  100   $6,604,783  100   $12,103,175  100   $12,488,614  100
             ----------  ---   ----------  ---   -----------  ---   -----------  ---
             ----------  ---   ----------  ---   -----------  ---   -----------  ---

     COST OF SALES increased slightly for the quarter and six months ended June 30, 1996, as compared to the same periods in 1995. The cost of components has increased as the majority of cost of sales is made up of EP systems, which are purchased at a pre-determined price under contract from the manufacturer. The contract contained a price increase from 1995 to 1996, thereby increasing the cost of the systems in 1996 resulting in higher cost of sales. Overhead costs for the second quarter ended June 30, 1996, decreased as compared to the same period of the prior year due to lower than normal overtime, maintenance, and utility costs. Overhead costs have remained consistent for the six months June 30, 1996 as compared to 1995. Cost of sales as a percent of sales is expected to remain similar for the remainder of the year. The following table details the make-up of cost of sales between overhead and component costs:

                      SECOND QUARTER                      FIRST SIX MONTHS
             ---------------------------------   -----------------------------------
                1996      %        1995     %       1996       %        1995      %
             ----------  ---   ----------  ---   ----------   ---    ----------  ---
Components.. $5,112,239   76   $4,769,774   72   $9,050,193    75    $9,060,058   73
Overhead....    381,286    6      443,470    7      799,895     6       798,224    6
             ----------  ---   ----------  ---   -----------  ---   -----------  ---
Total....... $5,493,525   82   $5,213,244   79   $9,850,088    81    $9,858,282   79
             ----------  ---   ----------  ---   -----------  ---   -----------  ---
             ----------  ---   ----------  ---   -----------  ---   -----------  ---

     SELLING AND MARKETING expenses have increased slightly as a percent of sales during the second quarter and six months ended June 30, 1996 as compared to the same periods for 1995. The increase is due principally to lower than normal personnel costs during the first six months of 1995 and increased marketing activity related to the Astro-Med/ART K3 cardiac catheterization Lab. The primary components of marketing and selling expenses for the second quarter and six months ended June 30, 1996 are salaries and trade show expenses. The current level of marketing operations is expected to continue for the remainder of the year.

     GENERAL AND ADMINISTRATIVE expenses have remained comparable for the second quarter and six months ended June 30, 1996, as compared to the same periods of the prior year. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

     RESEARCH AND DEVELOPMENT expenses have decreased slightly for the second quarter and six months ended June 30, 1996, as compared to the same periods in 1995. The decrease is due primarily to lower travel costs. The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

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

                                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                     /s/  E. P. Marinos
                                     -----------------------------------------
                                     E. P. Marinos, President and
                                     Chief Executive Officer


                                     /s/  William E. Cooper
                                     -----------------------------------------
                                     William E. Cooper, CPA
                                     V.P. Finance and Chief Accounting Officer
August 8, 1996