Form 10-Q
period 1996-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1996-11-14
CIK 819689

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[x]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the quarterly period ended SEPTEMBER 30, 1996 or

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

As of November 1, 1996 there were 3,563,101 shares of common stock outstanding.

This report consists of 9 pages.

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                              TABLE OF CONTENTS

                                  FORM 10-Q

                              September 30, 1996

PART I - FINANCIAL INFORMATION..............................................  3

  Item 1.  Financial Statements.............................................  3

  CONSOLIDATED BALANCE SHEETS...............................................  3

  CONSOLIDATED STATEMENTS OF INCOME.........................................  4

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY................  5

  CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................  6

  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................  7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  7

PART II - OTHER INFORMATION.................................................  9

  Item 1.  Legal Proceedings - none.........................................  9

  Item 2.  Changes in Securities - none.....................................  9

  Item 3.  Defaults Upon Senior Securities - none...........................  9

  Item 4.  Submission of Matters to a Vote of Security Holders - none.......  9

  Item 5.  Other Information - none.........................................  9

  Item 6.  Exhibits and Reports on Form 8-K - none..........................  9

SIGNATURES..................................................................  9

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                               (Unaudited)
                                                                                               September 30,  December 31,
                                               ASSETS                                              1996           1995
                                                                                               ------------   ------------
Current assets:
  Cash and cash equivalents..................................................................  $    157,516   $    397,799
  Trade accounts receivable, net of allowance for doubtful accounts of $18,864 and $18,820...     4,734,476      3,739,046
  Inventories................................................................................     1,973,306      2,991,346
  Deposits...................................................................................        54,000         58,000
  Prepaid expenses and other current assets..................................................       204,799        283,184
                                                                                               ------------   ------------
    Total current assets.....................................................................     7,124,097      7,469,375

Property and equipment, net of accumulated depreciation of $1,596,969 and $1,263,364.........     3,030,509      2,591,888
Patent costs, net of accumulated amortization of $173,036 and $157,222.......................        98,131        100,727
Software development costs, net of accumulated amortization of $212,873 and $199,280.........         4,545         15,638
Goodwill, net of accumulated amortization of $475,732 and $389,584...........................     1,847,341      1,933,489
Deferred income taxes........................................................................       670,683        670,683
Other .......................................................................................       170,079        186,235
                                                                                               ------------   ------------
   Total assets..............................................................................  $ 12,945,386   $ 12,968,035
                                                                                               ------------   ------------
                                                                                               ------------   ------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities................................................................  $  1,484,598   $  1,938,972
  Current maturities of long-term debt.......................................................       172,069        199,486
  Accounts payable...........................................................................     1,821,547      2,105,928
  Income taxes payable.......................................................................       239,045             -
  Payable to related parties.................................................................            -          30,899
  Accrued liabilities........................................................................       383,733        390,981
                                                                                               ------------   ------------
    Total current liabilities................................................................     4,100,992      4,666,266
Long-term debt, net of current maturities....................................................       412,278        491,930
Bonds payable................................................................................       426,500        398,000
Deferred revenue.............................................................................        93,770         49,048
                                                                                               ------------   ------------
    Total liabilities........................................................................     5,033,540      5,605,244
                                                                                               ------------   ------------
Commitments & Contingencies..................................................................            -              -
Redeemable common stock......................................................................            -          10,046
                                                                                               ------------   ------------
Shareholders' equity:
  Serial preferred stock, $1 par value; 2,000,000 shares authorized, none issued.............            -              -
  Common stock, $.01 par value; 10,000,000 shares authorized;
  3,679,216 and 3,679,216 issued.............................................................        36,792         36,792
Additional paid-in-capital...................................................................     8,909,307      8,899,261
Treasury stock...............................................................................      (878,787)      (868,740)
Unearned ESOP compensation...................................................................      (135,705)      (167,848)
Retained deficit.............................................................................       (19,761)      (546,720)
                                                                                               ------------   ------------
    Total shareholders' equity...............................................................     7,911,846      7,352,745
                                                                                               ------------   ------------
    Total liabilities and shareholders' equity...............................................  $ 12,945,386   $ 12,968,035
                                                                                               ------------   ------------
                                                                                               ------------   ------------

The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                       Three months ended September 30,  Nine months ended September 30,
                                       --------------------------------  ------------------------------
                                             1996            1995            1996              1995
                                       ------------      ------------    -------------    -------------

Sales................................. $  6,464,147      $  4,975,378    $  18,567,323    $  17,463,992
Cost of sales.........................    5,112,182         3,864,946       14,962,270       13,723,228
                                       ------------      ------------    -------------    -------------
Gross profit..........................    1,351,966         1,110,432        3,605,053        3,740,764
                                       ------------      ------------    -------------    -------------
Selling and marketing.................      159,779           99,532           456,873          321,430
General and administrative............      541,433          514,978         1,692,823        1,530,750
Research and development..............       41,368           47,158           126,596          138,795
Amortization of goodwill..............       28,716           28,716            86,148           86,148
                                       ------------      ------------    -------------    -------------
Total Expenses........................      771,296          690,384         2,362,440        2,077,123
                                       ------------      ------------    -------------    -------------
Income from operations................      580,670          420,048         1,242,613        1,663,641
                                       ------------      ------------    -------------    -------------
Other income (expense):
  Interest expense....................      (67,338)         (65,309)         (211,733)        (190,537)
  Gain on sale of stock...............         -                -                 -              72,912
  Other...............................       (3,953)            (979)           (7,313)           1,429
                                       ------------      ------------    -------------    -------------
Income before income taxes............      509,379          353,760         1,023,567        1,547,445
Income taxes..........................     (227,632)        (154,972)         (496,609)        (644,193)
                                       ------------      ------------    -------------    -------------
Net income............................ $    281,747      $    198,788    $     526,958    $     903,252
                                       ------------      ------------    -------------    -------------
                                       ------------      ------------    -------------    -------------

Net income per share.................. $       0.08      $       0.06    $        0.15    $        0.25
                                       ------------      ------------    -------------    -------------
                                       ------------      ------------    -------------    -------------

Weighted average number of common
  and dilutive common equivalent
  shares outstanding..................    3,563,101         3,606,382        3,563,414        3,644,321
                                       ------------      ------------    -------------    -------------
                                       ------------      ------------    -------------    -------------

     The accompanying notes are an integral part of the financial statements

            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 Retained
                                  Common Shares                                   Unearned       Earnings
                               --------------------    Paid-in      Treasury      ESOP         (Accumulated
                               Outstanding   Amount    Capital       Stock      Compensation      Deficit)      Total
                               -----------  -------   ----------    ---------   ------------   ------------  -----------
January 1, 1994..............   3,657,216   $36,572   $7,378,486                 $(253,564)    $ 1,803,214   $ 8,964,708
Exercise of options..........       5,000        50       19,950                                                  20,000
Maturity and repurchases of
 redeemable common stock.....                            603,863                                                 603,863
ESOP payments................                                                       42,859                        42,859
Treasury stock purchase......     (49,181)                          $(363,939)                                  (363,939)
Unrealized securities gain...                                                                                          0
Net loss.....................                                                                   (3,475,160)   (3,475,160)
                                ---------   -------   ----------    ---------    ---------     -----------   -----------
December 31, 1994............   3,613,035    36,622    8,002,299     (363,939)    (210,705)     (1,671,946)    5,792,331
Exercise of options..........      17,000       170       67,830                                                  68,000
Issuance of warrants.........                            202,000                                                 202,000
Maturity and repurchases of
 redeemable common stock.....                            627,132                                                 627,132
ESOP Payments................                                                       42,857                        42,857
Treasury stock purchase......     (65,524)                           (504,801)                                  (504,801)
Sale of securities...........                                                                                          0
Net income...................                                                                    1,125,226     1,125,226
                                ---------   -------   ----------    ---------    ---------     -----------   -----------
December 31, 1995............   3,564,511    36,792    8,899,261     (868,740)    (167,848)       (546,720)    7,352,745
Repurchase of redeemable
 common stock................                             10,046                                                  10,046
Treasury stock purchase......      (1,410)                            (10,047)                                   (10,047)
ESOP Payments................                                                       32,143                        32,143
Net income...................                                                                      526,958       526,958
                                ---------   -------   ----------    ---------    ---------     -----------   -----------
September 30, 1996
 (Unaudited).................   3,563,101   $36,792   $8,909,307    $(878,787)   $(135,705)    $   (19,761)  $ 7,911,846
                                ---------   -------   ----------    ---------    ---------     -----------   -----------
                                ---------   -------   ----------    ---------    ---------     -----------   -----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income..........................................   $ 526,958    $ 903,252
  Adjustments to reconcile net income to net cash:
    Depreciation......................................     333,604      353,017
    Amortization......................................     115,555      129,999
    Gain on sales of investments......................           -      (72,912)
    Deferred revenue..................................      44,722      (12,579)
  Changes in assets and liabilities:
    Accounts receivable...............................    (995,430)     (49,998)
    Deposits..........................................       4,000        8,000
    Inventory.........................................   1,018,040       38,777
    Accounts payable and accrued expenses.............    (291,629)    (416,613)
    Income taxes payable..............................     239,045
    Payable to related parties........................     (30,899)     (15,470)
    Other.............................................     123,075       35,634
                                                         ---------    ---------
Net cash provided by operating activities.............   1,087,041      901,107
                                                         ---------    ---------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of short-term investments........           -      119,787
  Software expenditures...............................      (2,500)
  Capital expenditures................................    (584,458)    (244,760)
  Patent expenditures.................................     (13,218)     (12,650)
                                                         ---------    ---------
    Net cash used in investing activities.............    (600,176)    (137,623)
                                                         ---------    ---------
Cash flows provided by (used in) financing activities:
  Net repayments of revolving credit facilities.......    (454,374)    (287,035)
  Repayment of notes payable..........................           -     (253,000)
  Proceeds from issuance of bonds payable.............           -      600,000
  Proceeds from issuance of common stock..............           -       68,000
  Purchase of treasury stock..........................     (10,047)    (386,769)
  Reduction of unearned ESOP compensation.............      32,143       28,571
  Principal payments on long-term debt................    (294,870)    (301,961)
                                                         ---------    ---------
    Net cash used in financing activities.............    (727,148)    (532,194)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents..    (240,283)     231,290
Cash and cash equivalents at beginning of period......     397,799       22,790
                                                         ---------    ---------
Cash and cash equivalents at end of period............   $ 157,516    $ 254,080
                                                         ---------    ---------
                                                         ---------    ---------



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

INVENTORIES:

   Inventories consist of the following as of:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1996           1995
                                                    -------------  ------------
     Raw materials...............................   $   416,144     $   467,895
     Work-in-process.............................       215,190         277,296
     Finished goods..............................     2,443,258       3,359,407
                                                    -----------     -----------
       Total.....................................     3,074,592       4,104,598
     Allowance for slow-moving inventories.......    (1,101,286)     (1,113,252)
                                                    -----------     -----------
       Total.....................................   $ 1,973,306     $ 2,991,346
                                                    -----------     -----------
                                                    -----------     -----------

PROPERTY, PLANT & EQUIPMENT:

   In September 1996, Micron completed the purchase of a building adjacent to the current manufacturing facility ("the Century building"). The purchase price of the Century building was $480,000. Micron paid $380,000 in cash and financed the balance through a capital lease of $100,000 with the building's current owner. The building is subject to the typical environmental monitoring and reporting for a building in the area. Micron has received an indemnification for the first $200,000 of environmental costs other than normal monitoring and reporting expenditures from the seller of the Century building. The Company and its environmental engineering firm believe that the idemnification and the Company's reserves are sufficient to cover any possible potential future environmental remediation costs. The Company expenses the costs of ongoing environmental monitoring and reporting in the period in which they occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had working capital of approximately $3,023,000. At September 30, 1996, the Company has a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus
 .75% (9% at September 30, 1996). The working capital line of credit matures September 30, 1997 and had an outstanding balance of approximately $1,485,000 at September 30, 1996. The Company's lines of credit are its primary source of operating funds and liquidity.

   Capital expenditures during the first nine months of 1996 were approximately $772,000 (including approximately $188,000 of capital expenditures added through capital leases) as compared to $245,000 in 1995. Capital expenditures have increased significantly due to the purchase of the Century building. The purchase price of the Century building was $480,000. Micron paid $380,000 in cash and financed the balance through a capital lease of $100,000 with the building's current owner. The remaining capital expenditures during 1996 consist of the purchase of a K3 Cath-Lab demonstration system by ART and normal capital equipment expenditures for the manufacturing facility in Fitchburg, Massachusetts. Micron has also incurred preliminary design and testing costs for a proposed new waste-water treatment and filtration system which will be installed in the Century building in the next twelve months. Capital expenditures are expected to be higher in 1996 than they were in 1995. Normal capital expenditures are funded from operating cash flows and capital projects, such as the proposed new waste-water treatment and filtration system are typically financed by capital equipment leases.

RESULTS OF OPERATIONS

   REVENUES for the third quarter ended September 30, 1996 increased 30% when compared to the third quarter ended September 30, 1995, and revenues for the nine months ended September 30, 1996 increased 6% as compared to the same period of the prior year. CardioLab and CardioMapp ("EP") product revenues increased 19% for the quarter ended September 30, 1996 as compared to 1995. EP product revenues increased 3% for the nine months ended September 30, 1996 as compared to the same period in 1995. Sales of EP products in 1996 are expected to be consistent with the prior year. However, 1996 will be the final year in which ART will act as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc. In 1997, ART will not report the gross revenues nor the related cost of sales for EP products which approximated $10,759,000 and $9,869,000 for the nine months ended September 30, 1996 and $10,431,000 and $9,267,000 for the nine months ended September 30, 1995. During 1997, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. During 1998, ART will receive a commission of 4% on CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales.

   Revenues from sales of ECG sensors increased 50% and 10% for the quarter and nine months ended September 30, 1996, as compared to the same periods in 1995. The increase in sensor sales is due to increased demand in the domestic market. Pricing on all products remained approximately the same for the third quarter and first nine months of 1996 as compared to 1995. The sales mix for the Company has remained stable with electrophysiology product systems and ECG sensors making up most sales and the related cost of sales.

                         THIRD QUARTER                  FIRST NINE MONTHS
                ------------------------------  --------------------------------
                   1996      %     1995      %      1996      %     1995       %
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
Domestic......  $4,452,075  69  $3,961,324  80  $12,328,202  66  $12,677,999  73
Foreign.......   2,012,072  31   1,014,054  20    6,239,121  34    4,785,993  27
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
Total.........  $6,464,147 100  $4,975,378 100  $18,567,323 100  $17,463,992 100
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
                ---------- ---  ---------- ---  ----------- ---  ----------- ---

      COST OF SALES increased slightly for the quarter and nine months ended September 30, 1996, as compared to the same periods in 1995. The cost of components has increased as the majority of cost of sales is made up of EP systems, which are purchased at a pre-determined price under contract from the manufacturer. The contract contained a price increase from 1995 to 1996, thereby increasing the cost of the systems in 1996 resulting in higher cost of sales. Overhead costs for the third quarter ended September 30, 1996, decreased as compared to the same period of the prior year due to lower than normal overtime, maintenance, and utility costs. Overhead costs have remained consistent for the nine months September 30, 1996 as compared to 1995. Cost of sales as a percent of sales is expected to remain similar for the remainder of the year. The following table details the make-up of cost of sales between overhead and component costs:


                         THIRD QUARTER                  FIRST NINE MONTHS
                ------------------------------  --------------------------------
                   1996      %     1995      %      1996      %     1995       %
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
Components....  $4,727,598  73  $3,457,912  70  $13,777,791  74  $12,543,162  72
Overhead......     384,584   6     407,034   8    1,184,479   6    1,180,066   7
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
Total.........  $5,112,182  79  $3,864,946  78  $14,962,270  80  $13,723,228  79
                ---------- ---  ---------- ---  ----------- ---  ----------- ---
                ---------- ---  ---------- ---  ----------- ---  ----------- ---

   SELLING AND MARKETING expenses have increased in gross dollars and as a percent of sales during the third quarter and nine months ended September 30, 1996 as compared to the same periods for 1995. The increase is due to lower than normal personnel costs during the first nine months of 1995 and increased marketing activity related to the Astro-Med/ART K3 cardiac catheterization Lab. The primary components of marketing and selling expenses for the third quarter and nine months ended September 30, 1996 are salaries and trade show expenses. The current level of marketing operations is expected to continue for the remainder of the year.

   GENERAL AND ADMINISTRATIVE expenses have remained comparable for the third quarter ended September 30, 1996, as compared to 1995. The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to 1995 is due to higher environmental monitoring costs and debt cost amortization. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

   RESEARCH AND DEVELOPMENT expenses have decreased slightly for the third quarter and nine months ended September 30, 1996, as compared to the same periods in 1995. The decrease is due primarily to lower travel costs. The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                  ------------------------------------

                                  /s/ E. P. Marinos

                                  E. P. Marinos, President and
                                  Chief Executive and Financial Officer


                                  /s/  Anthony A. Cetrone,
                                  President, Micron Products Inc.

November 12, 1996