Form 10-K405
period 1996-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1997-03-31
CIK 819689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

        December 31, 1996                                     1-9731
    (For the fiscal year ended)                      (Commission file number)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                  72-0925679
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation of organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     On March 21, 1997, there were 3,563,101 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of March 21, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was $8,174,071 based upon the closing price of the shares of common stock on the American Stock Exchange.

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

                                     PART I

Item 1.  BUSINESS

                                   BACKGROUND

     Arrhythmia Research Technology, Inc. ("ART") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in marketing and manufacturing computerized medical instruments which acquire data and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's product line includes signal-averaging electrocardiographic (SAECG) equipment, and cardiac catheterization equipment. ART's patented and proprietary signal-averaging product line is comprised of the 1200 EPX(TM), the LP-Pac Q(TM), the PREDICTOR IIc(TM), and the PREDICTOR(R) I. ART is the exclusive distributor for the Astro-Med, Inc. proprietary K3 Cardiac Catheterization product line for the United States, Canada, and Eastern Europe. Additionally, ART was the exclusive distributor for the CardioMapp(TM) and CardioLab(TM), Prucka Engineering, Inc.'s ("Prucka") electrophysiology products through December 31, 1996. (See "Electrophysiology Products").

     ART continues to aggressively seek to acquire additional products and to look for acquisition candidates to replace the electrophysiology product sales. In this process, the Company has developed relationships and possible collaborations with other companies which could result in opportunities to offset portions of the electrophysiology products. ART will continue to receive royalties on such sales of 4% on the first $10,000,000 and 1% on any excess in 1997 and 1998, and a lesser royalty through 2002.

     ART's wholly-owned subsidiary, Micron Products Inc. ("Micron"), is a manufacturer and distributor of silver/silver chloride-plated sensor elements ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. Micron was incorporated in the Commonwealth of Massachusetts in 1972 and is located in Fitchburg, Massachusetts.

     The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):

                                                         Year ended December 31,
                                 -------------------------------------------------------------------
                                     1996         %            1995        %           1994         %
                                 ------------  -----       ------------  -----      -----------  ------
SAECG equipment............      $    935,655      4       $    808,043      3     $    901,608       5
CardioLab & CardioMapp.....        14,611,720     59         13,671,703     60        8,714,896      50
Sensors & Snaps............         9,240,474     37          8,448,343     37        7,764,163      45
                                    ---------     --          ---------     --        ---------      --
    Total..................      $ 24,787,849    100       $ 22,928,089    100     $ 17,380,667     100
                                 ============  =====       ============  =====     ============  ======

     The Company believes that the continued growth in the fields of cardiology and electrophysiology will result in significant opportunities for the Company to supply equipment and related disposables to hospitals, clinics and physicians. The Company is actively seeking to acquire additional product lines to supply this market.



                               RECENT DEVELOPMENTS

ACC Expert Consensus Report Released

     A report from the American College of Cardiology (ACC) expert panel of cardiologists, released in January 1996, deemed that the signal-averaged electrocardiography (SAECG) test employing the bidirectional Butterworth filter is a valuable tool in several cardiac disease clinical indications. ART holds the US and international patents for the use of the bidirectional Butterworth filter. The filtering technique employed in the Simson Method for late potential analysis of the SAECG is the only method recommended by this recent expert consensus, as well as by a previous `Standards' paper issued jointly by the American College of Cardiology, American Heart Association, and the European Society of Cardiology. The new report stated that the SAECG test is established as being valuable for identifying patients after a heart attack (approximately
1.5 million per year) who are at high risk for developing sustained ventricular arrhythmias, and also for identifying patients with ischemic heart disease and unexplained syncope, who are likely to have inducible ventricular tachycardia. Furthermore, the SAECG test has been found to be valuable in risk stratifying nonischemic cardiomyopathy patients who may develop sustained ventricular arrhythmias, and also for assessment of the success of operations for ventricular arrhythmias. Other promising indications include the detection of tissue rejection in heart transplant patients, and the effects of anti-arrhythmic drugs. The SAECG non-invasive test, which now has its own CPT code for reimbursement, was shown to be more cost effective than other tests used for similar type of risk stratification, such as invasive programmed stimulation, ejection fraction and Holter tests. The consensus paper also said that Medicare reimbursement for this test has shown an upward trend from 1992 to 1994.

Sales Agency Agreement with Heartlab Inc.

     In January 1997, ART signed an agreement with Heartlab Inc. ("Heartlab") to sell its digital angiographic review system ("DICOMview (TM)") in North America. The initial three-year term of the agreement may be extended for successive one-year terms unless it is terminated by either party on sixty days' prior written notice. DICOMview was designed to provide high performance on inexpensive PCs and Macs and allows the cardiologist to use his desktop system instead of dedicated workstations to perform primary diagnosis. Heartlab is a privately held software company located in Westerly, Rhode Island.



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

     Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by an Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the annual American Heart Association
(AHA) Scientific Sessions in November 1995, abstracts of studies were presented which described potential new areas of effective use of ART's SAECG technology. Of primary interest were (1) SAECG as a predictor of sudden cardiac death after coronary arterial bypass surgery; (2) SAECG as a tool for determining the effectiveness of ACE inhibitor drug therapy; and (3) as a non-invasive method of detecting rejection after heart transplant surgery. At the 1996 AHA Sessions, a significant study showed that SAECG could be an effective diagnostic tool for patients with coronary heart disease (CHD) even before they have had a heart attack. Patients with CHD approximate 15.0 million. These studies have the potential to broaden the uses of SAECG technology and applications of ART's SAECG products. ART's patented technology is considered the standard in medicine for SAECG. ART's SAECG products are described in detail below.

     1200 EPX

     The 1200 EPX is a specialized high resolution ECG system used to detect late potentials which cannot be detected by conventional surface ECG instruments. The 1200 EPX is used in conjunction with an MS-DOS based personal computer utilizing the patented Simson bi-directional Butterworth filtering technique. The 1200 EPX acquires, digitizes, averages and filters the cardiac signals providing late potential analysis with its time domain and frequency-domain analysis software. ART has the rights to the use of the Simson bi-directional Butterworth filtering technique for the detection of late potentials in the terminal portion of the QRS cycle. This method, characterized as the "Standard", was pioneered by Michael Simson, MD, and has been built into each 1200 EPX . Hard copy reports are generated using laserjet printers. See "EPSoft(TM) Software Library" for post-processing applications available for the 1200 EPX.

     LP-Pac Q and PREDICTOR IIc

     The LP-Pac Q is a low-cost signal-averaging kit for MS-DOS based personal computers which consists of a "smart" SAECG pre-amplifier/patient cable, lead wires, a data acquisition system (DAS) card to receive ECG signals in real-time, time domain late-potential analysis software and an isolation safety transformer. The LP-Pac Q uses the patented Simson bi-directional Butterworth filtering technique, the recognized standard for the detection of late potentials, and provides results which are substantially equivalent to the 1200EPX. All software modules for the 1200 EPX are also available for the LP-Pac Q, with the exception of Heart Rate Variability analysis. See "EPSoft(TM) Software Library". In January 1996, ART received CE mark certification for the LP-Pac Q. The certification of the CE mark is required to export products to the European community.

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

     EPSoft(TM) Software Library

     ART's research and development staff has recently developed breakthrough digital signal processing techniques to enhance the overall analytical power of the SAECG test. Two such new developments are the IntraSpect(TM) and Early Potential Analysis software packages.

     IntraSpect(TM) permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis (ASA). Hence, micropotential detection is no longer limited to the `late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. This covers 25% of a patient population which previously could not be analyzed with SAECG.

     The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. ART continues to offer other optional post-processing signal averaging software packages for the 1200 EPX and LP-Pac Q, including Cal-ABS(TM) Plus software for individual lead time domain analysis and FFT-Plus(TM) spectral temporal mapping software; and Heart Rate Variability (HRV) software for the 1200EPX. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

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

     Software upgrades are provided at no charge to customers with systems under warranty. Sales of post-processing software products were not material to the Company's business in 1996.

K3 Cath-Lab

     In November 1995, ART signed a four and one-half year agreement ("the Agreement") with Astro-Med, Inc. ("Astro-Med"), to exclusively distribute its family of proprietary K3 Cardiac Catheterization products (K3 Cath-Lab). The Agreement may be terminated by Astro-Med, at the discretion of Astro-Med on ninety (90) days' written notice, at the end of a then-current contract year in the event Buyer does not meet certain minimum sales requirements set forth in the agreement. Astro-Med is a manufacturer of specialty printer systems and related equipment which display, monitor, analyze and print data for aerospace, industrial and medical applications. The Astro-Med K3 Cath-Lab is an advanced hemodynamics system for use in a standard hospital Cath-Lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. The FDA issued a 510(k) in November 1994, which allows the K3 to be sold to the medical community in the United States. Astro-Med is a publicly traded company listed on the NASDAQ National Market System under the symbol ALOT.

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

     The CardioLab components include an amplifier, computer, monitor and printer. These hardware components are manufactured by various suppliers and are, to a large extent, interchangeable. The CardioLab is manufactured by Prucka Engineering, Inc. of Houston and was distributed exclusively by ART until December 31, 1996 pursuant to an agreement dated April 1, 1994. During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000. ART receives 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioLab systems that exceed $10,000,000. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales.

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

     The CardioMapp components include fiber optic cable and electrodes, an amplifier, junction box, computer, monitor and printer. The CardioMapp is manufactured by Prucka and was distributed exclusively by ART until December 31, 1996 pursuant to an agreement dated April 1, 1994. During 1997, ART will receive 4 % commissions on net sales of CardioMapp systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART receives 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioMapp systems that exceed $10,000,000.

     Angiographic Review Station Software

     DICOMview is a high-performance desktop x-ray angiographic review station software package. Available on the Power-Macintosh and Windows 95/WindowsNT 4.0 platforms, DICOMview delivers workstation level performance at low cost and with ease of use not found on workstation based systems. DICOMview allows physicians to review angiographic images directly from DICOM (Digital Image Communication in Medicine) compliant interchange media. Studies can be stored locally allowing the physician to create a personal catalog of cases. The built in networking capability allows users to build small inexpensive work-groups which facilitate information sharing.

     Heartlab is currently offering a site license of either the PC or Mac version of the software for $35,000. Both versions may be purchased for $42,000. Heartlab will pay to ART a commission of twenty percent (20%) of Heartlab's net sales of the DICOMview software which have been generated by ART. ART is also entitled to a commission, calculated on a sale-by-sale basis, with respect to sales of computer hardware related to DICOMview.

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



The following table shows sales of sensors and snaps by Micron for the years ended December 31:

                         1996         %           1995        %          1994         %
                    -------------   ----     -------------  ----    --------------  ----
Sensors..........   $   7,838,438     85     $   7,296,163    86    $    6,620,729    85
Snaps............       1,402,036     15         1,152,180    14         1,143,434    15
                    -------------   ----     -------------  ----    --------------  ----
   Total.........   $   9,240,474    100     $   8,448,343   100    $    7,764,163   100
                    =============   ====     =============  ====    ==============  ====


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

     Using the results of the evaluation, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design, and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. Upon the completion of Phase II activities Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. If the DEP determines that the Company needs to implement the last phase of remediation (Phase III), the Company could incur approximately $150,000 to $200,000 of clean-up costs to remove contaminated property as estimated by the environmental engineering firm hired to represent the Company in its dealings with the DEP. Although the ultimate outcome is uncertain until Phase II is completed, as of December 31, 1996, the engineering firm and management of the Company believe that Phase III remediation will not be required.

     During 1996, 1995, and 1994 Micron spent approximately $25,700, $24,900, and $14,000, respectively, for site assessment, monitoring and remediation. At December 31, 1996, the accrued liabilities include approximately $95,000 to cover the estimated future costs associated with site monitoring and remediation. Management estimates that these costs could approximate from $95,000 to $225,000 depending upon the final decision by the DEP.

     Micron may seek recovery from other responsible parties if the source of the ground water pollution can be identified. However the likelihood of the collection of damages cannot be evaluated at this time.

Operations

     During 1996 and 1995, Micron spent approximately $137,000 and $139,000 on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations, as well as to evaluate the adequacy of such systems to facilitate future growth. The nature of certain above expenses are non-recurring, while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. In 1994, costs related to expenditures to improve the efficiency of the manufacturing process and to help mitigate or prevent possible future environmental contamination were capitalized. Such costs are amortized over their estimated useful lives of five years. No costs were capitalized in 1996 and 1995.


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

  Micron manufactures its sensor elements against specific customer purchase orders in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 50 significant manufacturers of silver/silver chloride-plated disposable electrodes world-wide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 1996, three major customers accounted for 32%, 23% and 11% of net sales of Micron.

  The following table sets forth, for the periods indicated, the approximate consolidated net sales and percentages of net sales derived from sales of the Company's products in its geographic markets:

                                                            Net Sales Year ended December 31,
                                           -------------------------------------------------------------------
                                               1996        %            1995       %            1994       %
                                         --------------  -----   --------------  -----    -------------  -----
United States.........................   $   15,935,126     64   $   16,380,540     71    $  11,813,557     68
Europe................................        4,829,713     20        4,325,860     19        2,938,187     17
Canada, Mexico & South America........        1,587,372      6        1,078,263      5        1,210,068      7
Far East..............................        2,303,520      9        1,101,085      5        1,349,310      8
Other.................................          132,118      1           42,341      -           69,545      -
                                                -------      -           ------                  ------
    Total.............................   $   24,787,849    100   $   22,928,089    100    $  17,380,667    100
                                         ==============  =====   ==============  =====    =============  =====


Installation and Service

     Electrocardiographic,   Cardiac   Catheterization   and   Electrophysiology
Products

     Installation.  When a  purchase  order  is  received  for  SAECG  products, independent sales representatives or distributors are responsible for installation of the systems. ART records the revenue at shipment in these cases, as the title and risk of loss passes to the customer at the time of shipment. However, in cases where ART personnel are scheduled to perform this in-service/installation, this revenue is not recognized until that time. The period from the time of execution of the purchase order until completion of installation of such system typically ranges from one to four weeks. Astro-Med is responsible for installation of the K3 Cath-Lab at the customer location. The period from the time of execution of the purchase order until completion of installation of a K3 Cath-Lab is approximately 30-45 days. Prucka is responsible for installation of the CardioMapp and CardioLab systems at the customer location. The period from the time of execution of the purchase order until completion of installation of the electrophysiology system is approximately 90-120 days. With respect to DICOMview(TM) 1 to 2 days installation is usually required.

     Training. Ordinarily, the sales representative provides training to customers in the use of SAECG products. ART personnel are sometimes used to provide additional training support, as necessary. Generally one day of training is provided on-site on the day of installation. ART provides training for both the operation and use of the hardware and of all standard applications of the software. When a K3 Cath-Lab is installed, two to four days of training is provided by Astro-Med and ART personnel. In connection with the installation of CardioMapp and CardioLab systems, three days of training are provided by Prucka's personnel. With respect to DICOMview, 1 to 2 days training is usually required.

     Warranty and Maintenance. ART provides a one-year warranty which covers parts and labor for all of its SAECG software and hardware products. Customers may renew the warranty annually at a cost of approximately $1,000 to $2,700 depending on the service level and type of system. The K3 comes with a standard one-year labor and parts warranty included in the purchase price. All K3 repairs are made by Astro-Med personnel. The CardioMapp and CardioLab systems and components are serviced by Prucka personnel. CardioLab and CardioMapp systems are warranted for the first year with annual renewals available for a fee. Heartlab, Inc. warrants all DICOMview software for one year. ART provides a one-year labor and parts warranty for all DICOMview hardware it provides.

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

     Cardiac Catheterization Systems

     ART is dependent upon Astro-Med as the sole supplier of the K3.


     Electrophysiology

     ART is dependent upon Prucka as the sole supplier of CardioMapp and CardioLab systems. Under the distribution agreement between ART and Prucka, ART exclusively distributed the CardioLab and CardioMapp systems and accessories (the "Products") through December 31, 1996. ART will receive commissions on products sales from January 1, 1997 through December 31, 2002.

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

Marketing and Competition

     ART engages independent sales representatives and distributors of medical instruments in various regions throughout the United States and foreign distributors to market all of ART's products. Sales representatives, who are paid on a commission basis, are generally responsible for identifying customers and demonstrating products in their respective geographic markets. ART has arrangements with 17 independent sales organizations in the United States, which sell ART's products. ART has arrangements with 34 foreign distributors who sell ART's products in most of the significant foreign markets. To date, ART's independent sales organization has accounted for substantially all of ART's sales. ART believes that the use of independent representatives and distributors, which typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets, enhances the quality and scope of ART's marketing and sales efforts and permits ART to avoid the significant costs associated with creating a direct distribution network. Pursuant to agreements with independent sales representatives and distributors, such sales force is prohibited from engaging in the promotion or sale of products that compete with ART's products. The Prucka changes with respect to CardioLab and CardioMapp will not affect existing sales representatives and distributors.

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

     DICOMview Angiographic Review Station Software

     The DICOMviewo review station software and related hardware is marketed through ART's telemarketing efforts as well as the company's independent sales representatives and through national trade shows. The product is unique in that it offers many enhanced features not available on other more complex and considerably more expensive systems. In addition, DICOMview is installed on fairly simple and more affordable PC's and does not require proprietary high dollar workstations. The products nearest competitors include Philips CD-Medical Review Station, Siemens ACOM, Camtronics Archium, and Kodak's Digital Science CRS 2000. None of the systems provided by other competitors offers the full range of features available with DICOMview and the competitor's products are higher priced than DICOMview.

     Sensors and Snaps

     Micron sells its sensor elements to most major manufacturers of disposable silver/silver chloride ECG electrodes. Micron employs one full-time salesperson for sensors and snaps. The Company believes that it has two competitors for sensors and that its sales of sensors greatly exceed those of its competition.

Engineering and Research and Development

     During 1996, ART's engineering and research and development efforts focused primarily on enhancing and improving the post-processing software used for SAECG equipment. ART currently employs two engineers engaged in software and hardware development and one technician for customer telephone support, warranty repairs, and limited manufacturing. ART also engages outside consultants for specific projects. For the fiscal years ended December 31, 1996, 1995 and 1994, ART expensed approximately $173,000, $183,000, and $235,000, respectively, in connection with engineering and research and development activities, which consisted principally of the salaries of its employees and consultants.

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

     The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member. SAECG medical tests are reimbursed under Part B Medicare in all 50 states. The procedures performed utilizing the K3 Cath-Lab, CardioLab and CardioMapp systems are reimbursed under Part B Medicare in all states. While third-party payers generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payers often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure.

     ART is unable to predict the impact of additional legislation or regulations, if any, which may be enacted or adopted in the future relating to ART's business or the health care industry, including third-party coverage and reimbursement.

Insurance

     The Company may be exposed to potential product liability claims by patients who use the Company's products. ART maintains a general liability insurance policy, which includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. Micron also maintains a general liability insurance policy which includes product liability coverage of $2,000,000. To date, there have been no asserted or threatened claims against the Company. Although Company management believes the present insurance coverage is adequate for the types of products currently marketed by the Company, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

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

     As part of the acquisition of substantially all Corazonix assets in 1993, including those pertaining to high resolution ECG, ART acquired four additional patents related to time and frequency domain analysis of electrocardiogram signals. These patents were allowed in 1993 by the U.S. Patent Office, and cover the spectral-temporal mapping post-processing software packages sold by ART. ART currently holds a non-exclusive license to a fifth U. S. patent and has three patent applications pending. ART holds foreign patents issued in Austria, Australia, Belgium, Canada, France, United Kingdom, Holland, Italy, Liechtenstein, Spain, Sweden, Switzerland and Germany. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents as deemed appropriate.

     Rapid technological development in the medical industry results in extensive patent filings and a rapid rate of issuance of new patents. Although ART believes that ART's products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART. ART does not own or have any license to any patents relating to the K3 technology and is not aware of any patent or licenses to patents that Astro-Med may hold. ART does not own or have any license to any patents relating to the CardioMapp or CardioLab instruments or technology incorporated in such instruments and it is not aware of any patents or licenses to patents that Prucka may hold.

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

     ART is not aware of any new copyright registration or application for the software incorporated in the 1200 EPX, LP-Pac Q, PREDICTOR I, K3, CardioMapp, or CardioLab.

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

Employees

     ART has eleven full-time employees, including eight administrative, sales, marketing and supervisory personnel, and three engineering personnel. Micron employs forty-three full time employees, including twelve administrative, sales and supervisory personnel, thirteen quality control personnel and eighteen production personnel.

Item 2.  PROPERTY

     During 1996 ART leased approximately 4,900 square feet of space in an office building in Austin, Texas from an unaffiliated landlord with monthly rental payments of approximately $6,100.

     The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of a 22,000 square foot, six story building which was repurchased in April, 1994. In August 1993, Micron entered into a lease for molding and quality control space from an unaffiliated landlord. During 1995, the average monthly rent was approximately $6,300 per month for a total of 18,800 square feet. During 1996, Micron rented the 18,800 square feet at approximately $7,100 per month. Micron acquired the building located immediately adjacent to its six-story manufacturing facility in 1996 for $480,000.

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

     In October 1996, plaintiffs Susan and Kevin McGann filed suit in the Philadelphia Court of Common Pleas naming 216 defendants, including ART and Micron Medical Products Inc. ("MMPI"). Plaintiff Susan McGann claims to be suffering Type-1 latex allergy as a result of having worn latex gloves in connection with her duties as an emergency room nurse from June, 1990. A dissolved subsidiary of MMPI at one time distributed latex gloves. MMPI was merged with and into Micron in 1993. The complaint involves allegations of negligence, strict liability, breach of implied warranty of merchantability, breach of implied warrant of fitness for a particular purpose, breach of express warranty, misrepresentation, fraudulent concealment, and violation of unfair trade practice/consumer protection laws. At this time, ART and MMPI are not required to respond to the complaint and have been granted an extension until informed by plaintiffs counsel that all 216 defendants have been served. The presiding judge has indicated that the suit may be discontinued with respect to such defendants as are able to execute a form of affidavit indicating a sufficient lack of involvement with the matters alleged in the suit. ART and MMPI will submit such affidavits. ART's and MMPI's attorneys have stated that it is not possible to express an opinion with respect to whether the action will be discontinued or, if it is not discontinued, as to the likelihood of the outcome of the matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.   Annual meeting of shareholders was held on October 23, 1996.

     b. Russell C. Chambers, M.D., Anthony A. Cetrone and Robert A. Simms were elected as directors of the Company at the meeting. E..P. Marinos, Julius Tabin, Ph.D., Robert A. Simms, Lawrence S. Black, Michael A. McManus, Jr., and Paul F. Walter, M.D. continued to serve as directors.



               Russell C. Chambers, M.D.      3,125,433  FOR, 23,120  WITHHELD
               Anthony A. Cetrone             3,128,782  FOR, 19,731  WITHHELD
               Robert A. Simms                3,128,133  FOR, 20,430  WITHHELD



     c.   Not applicable



     d.   Not applicable



                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ART's Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT. Prior to that, ART's stock was listed on NASDAQ .

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

                                      High      Low
                                     ------   ------
Year Ended December 31, 1995
    1st Quarter....................  3 1/4    1 7/8
    2nd Quarter....................  4        2 5/8
    3rd Quarter....................  6 1/4    2 3/4
    4th Quarter....................  6        3 3/4
Year Ended December 31, 1996
    1st Quarter....................  4 7/8    3 1/4
    2nd Quarter....................  3 5/8    2 3/4
    3rd Quarter....................  3 9/16   2 3/8
    4th Quarter....................  3 9/16   2 3/8

     As of March 21, 1997 the number of recordholders of ART's common stock was estimated to be 1,500. On March 21, 1997 the closing price for the common stock on the American Stock Exchange was $2 7/16.

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

Item 6.  SELECTED FINANCIAL DATA
(In thousands, except per share data)

     The selected financial data presented below for each of the years ended December 31 has been derived from the Company's audited financial statements. The financial statements include the results of operations of Micron from November 1, 1992 (the acquisition date). The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements, including the notes thereto, appearing elsewhere in this report.

            Statements of Operations Data:                                  Year ended December 31,
                                                         --------------------------------------------------------------
                                                           1996         1995          1994         1993         1992
                                                         ---------    ----------    ---------    ---------    ---------
 Revenue.............................................    $ 24,788     $  22,928     $ 17,381     $ 17,797     $ 10,735
 Cost of sales.......................................      20,115        17,947       13,389       11,188        6,395
                                                         ---------    ----------    ---------    ---------    ---------
     Gross profit....................................       4,673         4,981        3,992        6,609        4,340
 Selling and marketing...............................         610           474        1,128        2,285        2,345
 General and administrative..........................       2,420         2,150        2,393        1,870          852
 Research and development............................         173           183          235          196          164
 Amortization of goodwill............................         115           115          115          127           33
 Write-down of assets................................           -             -        3,751            -            -
                                                         ---------    ----------    ---------    ---------    ---------
     Income (loss) from operations...................       1,355         2,059       (3,630)       2,131          946
 Acquisitions expense................................           -             -         (164)          86           37
 Interest and other expenses, net....................        (278)         (116)          10           43           63
                                                         ---------    ----------    ---------    ---------    ---------
     Income (loss) before income tax and cumulative
 effect of accounting change.........................       1,077         1,943       (3,784)       2,088          972
 Income tax benefit (expense)........................        (460)         (818)         309         (843)        (362)
                                                         ---------    ----------    ---------    ---------    ---------
     Income (loss) before cumulative effect of
 accounting change...................................         617         1,125       (3,475)       1,245          610
 Cumulative effect of accounting change                         -             -            -            -           22
                                                         ---------    ----------    ---------    ---------    ---------
     Net income (loss)...............................    $    617     $   1,125     $ (3,475)    $  1,245     $    632
                                                         =========    ==========    =========    =========    =========
 Income (loss) per share before cumulative effect of
 accounting change...................................    $    .17     $     .31     $   (.95)    $    .34     $    .19
 Cumulative effect of accounting change                         -             -            -            -          .01
                                                         ---------    ----------    ---------    ---------    ---------
    Net income (loss) per share......................    $    .17     $     .31     $   (.95)    $    .34     $    .20
                                                         =========    ==========    =========    =========    =========
Weighted average number of shares outstanding........       3,563         3,683        3,653        3,716        3,225
                                                         =========    ==========    =========    =========    =========

                 Balance Sheet Data:                                             December 31,
                                                         --------------------------------------------------------------
                                                           1996         1995          1994         1993         1992
                                                         ---------    ----------    ---------    ---------    ---------
 Total assets........................................   $  12,964     $  12,968     $ 12,711     $ 15,835     $ 13,417
 Long term obligations (including current portion)...   $     928     $   1,089     $  1,018     $  1,274     $  1,363
 Redeemable common stock.............................   $       -     $      10     $    637     $  1,241     $  1,817
 Working capital.....................................   $   2,891     $   2,803     $  1,149     $  3,149     $  2,290
 Shareholders' equity................................   $   8,012     $   7,353     $  5,845     $  8,965     $  6,281


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentages of revenue represented by certain items reflected in the Company's statements of operations.

                                              Year ended December 31,
                                            ----------------------------
                                              1996     1995     1994
                                            ----------------------------

 Revenue....................................  100.0    100.0    100.0
 Cost of sales..............................   81.0     78.3     77.0
 Gross profit...............................   19.0     21.7     23.0
 Selling and marketing......................    2.5      2.1      6.5
 General and administrative.................    9.8      9.4     13.8
 Research and development...................     .7       .8      1.3
 Amortization of goodwill...................     .5       .5       .7
 Write-down of assets.......................      -        -     21.6
 Acquisitions expense.......................      -        -       .9
 Other, net.................................   (1.1)     (.5)       -
                                            ----------------------------

 Income (loss) before income taxes..........    4.4      8.5    (21.8)
 Income tax (provision) benefit.............   (1.9)    (3.6)     1.8
                                            ============================

       Net income (loss)....................    2.5      4.9    (20.0)
                                            ============================
     Revenue

     Revenue increased by approximately $1,860,000 or 8% for the year ended December 31, 1996 as compared to 1995. The increase in revenues is attributable primarily to increased electrophysiology system sales in the domestic market and an increase in sales of sensors by Micron.

     Revenue increased by approximately $5,547,000 or 32% from the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase in revenues is attributable primarily to increased electrophysiology system sales in the domestic market and, to a lesser extent, an increase in sales of sensors by Micron.

     Sales of signal averaging products have represented a declining percentage of the Company's revenue since the introduction of the CardioLab in 1991 and the acquisition of Micron in 1992, which resulted in a change in product mix. Sales of signal-averaging products had declined in absolute dollars since the year ended December 31, 1990 and through 1995, however, there was an increase of approximately $130,000 in 1996. The Company believes that the current primary market for the 1200 EPX, hospitals with an electrophysiology laboratory, has been saturated and is looking to sell to non-traditional markets, primarily physician's offices and clinics, to increase revenues. There appears to be renewed interest in SAECG products.

     Pursuant to an agreement signed April 1, 1994, ART became the exclusive distributor for both the CardioMapp and CardioLab product lines which are manufactured by Prucka Engineering of Houston, Texas. Under the agreement, ART was obligated to purchase CardioMapp and CardioLab from Prucka which are resold to the customers. The current fiscal year ending 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. Beginning in 1997, ART will no longer be responsible for marketing, selling, invoicing and collecting for Prucka products. During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART will receive a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

Unaudited  pro  forma  results  of  operations  for  the  Company,   as  if  the
aforementioned activity had been consummated on January 1, 1996 are as follows (in thousands):

                                      Actual                    Proforma
                               ----------------------     ----------------------
                                   For the Year               For the Year
                               Ending Dec. 31, 1996       Ending Dec. 31, 1996
                                  ---------------            -----------------

Net Revenues............          $        24,788            $        10,627
Cost of Sales...........                   20,115                      6,660
                                  ===============            ===============
Gross Profit............          $         4,673            $         3,967
                                  ===============            ===============


     Cost of Sales

     Cost of sales as a percentage of revenue increased from 78% in 1995 to 81% in 1996. The increase is due primarily to a contractual price increase by Prucka to ART for the electrophysiology products exclusively sold and distributed by ART on behalf of Prucka. 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. In 1997, the Company will not report the gross revenues or the related cost of sales for CardioLab and CardioMapp products which approximated $14,612,000 and $13,455,000, respectively, for the year ended December 31, 1996, and $13,672,000 and $12,139,000, respectively, for the year ended December 31, 1995.

     Selling and Marketing

     Selling and marketing expenses remained consistent as a percentage of sales in 1996 as compared to 1995. The decline from 1994 to 1995 is attributable to the large increase in electrophysiology sales under the Prucka contract without any associated selling or marketing overhead costs. ART restructured its marketing department in late 1994, which resulted in significant dollar savings in 1995. Additionally, during part of 1995 several key marketing positions were vacant for several months.

     General and Administrative Expenses

     General and administrative expenses increased $270,000 but remained consistent as a percentage of sales for the year ended December 31, 1996 compared to the year ended December 31, 1995. In 1995, the decrease in terms of dollars from 1994 is due principally to the fulfillment of an employment agreement with a former officer of the corporation in December 1994, and a decline in bad debt and legal expenses. The percentage decline is due to the large increase in electrophysiology sales without any additional overhead incurred by the Company as noted above. The Company expects 1997 general and administrative expenses to remain consistent with 1996.

     Research and Development

     Research and Development costs as a percent of sales have remained comparable for the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in gross dollars from 1995 as compared to 1994 is due to the Company's termination of payments for consultants under old agreements. Research and development costs are expected to increase in the coming year. Research and development costs have not been material to the operations of Micron.

     Write-down of Assets

     In September, 1994, the Company recorded a charge against earnings of approximately $2,973,000, consisting principally of the write-down of certain intangibles and allowance for slow-moving inventory. The write-down of intangibles of approximately $1,690,000, consisted primarily of patent costs related to the acquisition of substantially all of the assets of Corazonix in November, 1993 and patent infringement litigation incurred by ART to defend its signal-averaging patents. In general, sales of signal-averaging products have declined since 1990. The Company's management believes that the primary market for its signal-averaging patented products has become saturated. The Company is focusing its marketing efforts on secondary markets; however, the ultimate ability of the Company to successfully sell its signal-averaging products within such markets is unknown. As a result, the patent acquisition and defense costs were written-off to an amount that is recoverable over the remaining life of the patents based on estimated sales levels and undiscounted operating income projections. These projections are management's best estimates based on historical data and trends. Other charges total approximately $1,283,000 consisting primarily of allowance for slow-moving inventories of signal-averaging products, principally those purchased under the Corazonix manufacturing agreement (see below), certain parts inventory and other inventory deemed to be significantly impaired. No further write-downs to patent assets or increases in inventory reserves were made in 1996 and none are expected in the foreseeable future.

     In connection with the Company's ongoing acquisition program, the Company advanced $545,000 to or on behalf of Phoenix Polymers, Inc. ("Phoenix") as of December 31, 1994. The advances were supported by two promissory notes with interest accruing at 8% per annum. The notes were collateralized by a first lien and security interest in all business assets and technology of the entity. The notes are convertible, at the Company's option, into 40% of Phoenix's outstanding common stock. In 1993, the Company had entered into certain capital lease obligations on behalf of Phoenix for equipment used by Phoenix totaling approximately $291,000. In December 1994, the Company's Board of Directors voted to terminate its potential acquisition of Phoenix. The Company recorded a charge against 1994 earnings of approximately $778,000 as an allowance for losses related to the advances and equipment lease obligations, net of estimated proceeds to be obtained from the sale of the equipment. In August 1995, Phoenix was put into receivership by its creditors and ceased operations. As a secured creditor, Micron obtained possession of Phoenix's primary assets including the leased equipment and certain patents relating to Phoenix's proprietary plastics manufacturing processes. Micron management is currently searching for a buyer for the assets. No further write-downs are contemplated as management believes the current allowance is adequate.

     Interest Expense

     Interest expense for 1996 was comparable to 1995. Interest expense was approximately $268,000 in 1996 as compared to $263,000 in 1995. The majority of the interest costs incurred by the Company stem from its borrowings under its line(s) of credit with a financial institution used to finance inventory and accounts receivable with a bank.

     Acquisitions Expense

     In August 1994, the Company elected to terminate acquisition discussions with Lite Tech, L.P. In connection with the potential acquisition, the Company had deferred advances and related costs. Due to the termination of acquisition negotiations, the Company expensed approximately $164,000 to write-off the previously deferred advances and related acquisition costs.

     Income (Loss) and Taxes on Income

     The Company had income before taxes of approximately $1,077,000 for the year ended December 31, 1996 as compared to $1,943,000 in 1995. The decrease in income in 1996 was due to lower margins on electrophysiology and sensor sales and increased marketing expense for the new K-3 Cath Lab product lines and increased environmental maintenance fees related to programs to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth at the sensor operation.

     The Company had income before income taxes of approximately $1,943,000 for the year ended December 31, 1995 as compared to a loss before income tax benefit of $3,784,000 for the year ended December 31, 1994. The increase in income in 1995 is due primarily to the restructuring of the ART operations in late 1994 and the lack of significant write-downs of assets that the company experienced in 1994.

     For the year ended December 31, 1996 taxes on income approximate the statutory rate paid by the Company. The rate is higher than the federal maximum rate of 34% due to the Massachusetts state income tax of 9% on Micron's earnings. For the year ended December 31, 1994 the Company received a tax benefit of approximately $309,000. The Company did not record a current benefit on the write-down of assets related to the intangible assets and inventory reserves due to the specific tax rules governing such write-downs and reserves.

Liquidity and Capital Resources

     The Company had working capital of approximately $2,891,000 and $2,803,000 and cash and cash equivalents of approximately $232,000 and $398,000 at December 31, 1996 and 1995, respectively. The Company improved its liquidity and working capital due primarily to the restructuring of the ART operations in late 1994 which significantly helped the Company's return to profitability in 1995. During 1996, working capital decreased primarily due to capital expenditures and repayments of debt.

     In November 1995, the Company obtained funding for a consolidated $3.5 million working capital line of credit and a $375,000 term loan with a bank. The line of credit is collateralized by the accounts receivable and inventory of ART and Micron and bears interest at prime plus .75%. The consolidated working capital line of credit replaced the individual lines of credit maintained by ART and Micron. Previously, the individual lines of credit maintained by the parent and its subsidiary hampered the Company's ability to maximize its credit-worthiness to meet its liquidity needs. The new working capital line of credit originally matured October 31, 1996, however, the maturity has been extended to September 30, 1997. The Company is currently negotiating and expects to obtain an extension on the line of credit.

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

     Net cash provided by operating activities for 1996, 1995 and 1994 was approximately $2,012,000, $1,252,000 and $62,000 respectively. The changes in cash provided by operations was due primarily to the changes in net income, reduction of inventories and increase in accounts payables, during 1996 and 1995.

     Net cash used in investing activities in 1996 was approximately $1,141,000, principally as a result of expenditures on capital equipment for Micron's manufacturing facility partially offset by the proceeds received from the sales of investments and capital equipment. Net cash used in investing activities in 1995 was approximately $310,198 as a result of Micron's expenditures for capital equipment offset by proceeds from the sale of investments.

     Capital expenditures during 1996 and 1995 were due primarily to Micron's need to upgrade and maintain its manufacturing equipment and facilities. During 1996, the Company's capital expenditures were funded from operating cash flows. Additionally, during 1997 Micron expects to enter into a significant equipment capital financing for a new water filtration system due to increased environmental requirements.

     As discussed under Environmental Regulation, Micron had approximately $95,000 and $75,000 accrued at December 31, 1996 and 1995, respectively, to cover estimated costs to be incurred related to site assessment, monitoring, and remediation. Management estimates that these costs could approximate from $95,000 to $225,000 depending upon the final decision by the DEP.

     During 1996 and 1995, Micron spent approximately $137,000 and $139,000, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1996 and 1995 are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron expects to undertake a manufacturing process and air and waste water treatment redesign. The actual redesign, which will take place over the next year will require the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. All such expenditures are expected to be funded from operating cash flow. The Company expects to spend approximately $480,000 for such capital improvements. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements. (See Environmental Regulation and Note 12 to the Financial Statements).

     During 1996, net cash used in financing activities totaled approximately $1,036,000, principally to pay down credit facilities and long-term debt.

     Net cash used in financing activities during 1995 totaled approximately $567,000, principally as a result of repurchases of redeemable common stock totaling approximately $505,000 and repayment of debt of approximately $773,000 offset by the receipt of proceeds from a $600,000 private bond placement and $68,000 in cash received from the exercise of stock options.

     For information on the impact of future changes in accounting principles, see Note 2 to the Consolidated Financial Statements, appearing elsewhere herein.

Inflation

     The Company does not believe that inflation in the domestic United States or international markets in recent years has had a significant effect on its results of operations.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     Forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants.............................................21
Consolidated Balance Sheets as of December 31, 1996 and 1995..................22
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994...........................................23
Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1996, 1995 and 1994.......................24
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994...........................................25
Notes to Consolidated Financial Statements....................................26

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Arrhythmia Research Technology, Inc.


     We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

Austin, Texas
March  21, 1997

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,   December 31,
                                                                                              -----------    -----------
                                    ASSETS                                                       1996           1995
                                                                                              -----------    -----------
Current Assets:
   Cash and cash equivalents ..............................................................       232,135        397,799
   Trade and other accounts receivable, net of allowance for doubtful accounts
     of $29,864 and $18,820 ...............................................................     4,447,624      3,739,046
   Inventories ............................................................................     2,238,436      2,991,346
   Deposits, prepaid expenses and other current assets ....................................       164,879        341,184
                                                                                                  -------        -------
         Total current assets .............................................................     7,083,074      7,469,375
                                                                                              -----------    -----------

Property, plant and equipment, net ........................................................     3,177.862      2,591.888
Goodwill, net .............................................................................     1,818,625      1,933,489
Other intangibles, net ....................................................................        99,613        116,365
Deferred income taxes, net ................................................................       493,767        670,683
Other assets ..............................................................................       291,298        186,235
                                                                                              -----------    -----------
   Total assets ...........................................................................    12,964,239     12,968,035
                                                                                              ===========    ===========

                     LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
   Revolving credit facilities ............................................................     1,158,660      1,938,972
   Current maturities of capital lease obligations ........................................       107,197         81,174
   Current maturities of other long-term debt .............................................       149,130        118,292
   Accounts payable .......................................................................     2,390,188      2,105,928
   Income taxes payable ...................................................................        34,161           --
   Payable to affiliates ..................................................................          --           30,899
   Accrued expenses .......................................................................       353,101        390,981
                                                                                                  -------        -------
      Total current liabilities ...........................................................     4,192,437      4,666,246

Bonds payable and other long-term debt ....................................................       484,090        672,484
Capital lease obligations, net of current portion .........................................       187,825        217,466
Deferred revenue ..........................................................................        87,706         49,048
                                                                                              -----------    -----------
     Total liabilities ....................................................................     4,952,058      5,605,244
                                                                                              -----------    -----------

Commitments and contingencies (Note 12) ...................................................          --             --
Redeemable common stock ...................................................................          --           10,046
                                                                                                   ------         ------
Shareholders equity: .....................................................................          --             --
   Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ................          --             --
   Common stock, $.01 par value; 10,000,000 share authorized;
   3,679,216 issued .......................................................................        36,792         36,792
Additional paid-in-capital ................................................................     8,909,307      8,899,261
Treasury stock, 116,115 shares at cost ....................................................      (878,786)      (868,740)
Unearned ESOP compensation (Note 11) ......................................................      (124,991)      (167,848)
Retained earnings (accumulated deficit) ...................................................        69,859       (546,720)
                                                                                              -----------    -----------
     Total shareholders equity ...........................................................     8,012,181      7,352,745
     Total liabilities and shareholders equity ...........................................    12,964,239     12,968,035
                                                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years ended December 31,
                                                       -------------- -------------------- ---------------------
                                                             1996                1995                  1994
                                                       -------------- -------------------- ---------------------
Net sales                                                24,787,849           22,928,089            17,380,667
Cost of sales                                            20,114,557           17,947,294            13,388,548
                                                       -------------- -------------------- ---------------------
Gross Profit                                              4,673,292            4,980,795             3,992,119
Selling and marketing                                       610,352              473,990             1,128,384
General and administrative                                2,419,777            2,150,251             2,392,528
Research and development                                    173,120              182,524               235,274
Amortization of goodwill                                    114,864              114,864               114,864
Write-down of assets                                              -                    -             3,751,007
                                                       -------------- -------------------- ---------------------
Income (loss) from operations                             1,355,179            2,059,166            (3,629,938)
Other income (expense):
   Interest expense                                        (268,015)            (263,493)             (244,044)
   Acquisitions expense                                           -                    -              (163,993)
   Other, net                                                (9,930)             147,624               253,750
                                                       -------------- -------------------- ---------------------
Income (loss) before income taxes                         1,077,234            1,943,297            (3,784,225)
Income tax (provision) benefit:
   Current                                                 (283,739)            (359,202)              175,263
   Deferred                                                (176,916)            (458,869)              133,802
                                                       -------------- -------------------- ---------------------
                                                           (460,655)            (818,071)              309,065
                                                       -------------- -------------------- ---------------------
Net income (loss)                                           616,579            1,125,266            (3,475,160)
                                                       ============== ==================== =====================

Per share amounts:
Net income (loss) per share                                    0.17                 0.31                 (0.95)
                                                       ============== ==================== =====================
Weighted average number of common and dilutive common
   equivalent shares outstanding                          3,607,614            3,683,371             3,653,186
                                                       ============== ==================== =====================


The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Net                      Retained
                                                          Additional             Unrealized    Unearned      Earnings
                                Common          Shares     Paid-In    Treasury   Securities      ESOP       (Accumulate
                               ----------------------------------------------------------------------------------------------------
                                Number          Amount     Capital      Stock      Gains     Compensation    Deficit)         Total
                               ----------------------------------------------------------------------------------------------------
January 1, 1994 ...........    3,657,216        36,572     7,378,486                           (253,564)    1,803,214     8,964,708
Exercise of options .......        5,000            50        19,950                                                         20,000
Maturity and repurchases of
  redeemable common stock .                                  603,863                                                        603,863
ESOP payments .............                                                                      42,859                      42,859
Treasury stock purchase ...      (49,181)                              (363,939)                                           (363,939)
Unrealized securities gain                                                          53,130                                   53,130
Net loss ..................                                                                                (3,475,160)   (3,475,160)
                             ----------     ----------    ----------  ---------- ---------    ----------    ----------   -----------
December 31, 1994 .........    3,613,035        36,622     8,002,299   (363,939)    53,130     (210,705)   (1,671,946)    5,845,461
Exercise of options .......       17,000           170        67,830                                                         68,000
Issuance of warrants ......                                  202,000                                                        202,000
Maturity and repurchases of
  redeemable common stock .                                 627,132                                                         627,132
ESOP Payments .............                                                                      42,857                      42,857
Treasury stock purchase ...      (65,524)                              (504,801)                                           (504,801)
Sale of securities ........                                                        (53,130)                                 (53,130)
Net income ................                                                                                 1,125,226     1,125,226
                              ----------    ----------    ----------  ---------- ----------  ----------    ----------    ----------
December 31, 1995 .........    3,564,511        36,792     8,899,261   (868,740)         --    (167,848)     (546,720)    7,352,745
Maturity and repurchases of
  redeemable common stock .                                   10,046                                                         10,046
Treasury stock purchase ...       (1,410)                               (10,046)                                            (10,046)
ESOP Payments .............                                                                      42,857                      42,857
Net income ................         --                                                                        616,579       616,579
                              ----------       -------       -------   --------- ----------    ----------    ----------   ----------
December 31, 1996 .........    3,563,101        36,792     8,909,307   (878,786)         --    (124,991)       69,859     8,012,181
                              ==========    ==========    ==========  ========== ==========    ==========    ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Years Ended December 31,
                                                                         -----------------------------------------------
                                                                                1996            1995         1994
                                                                         -----------------------------------------------
Cash flows from operating activities:
   Net income (loss) ......................................................      616,579     1,125,226    (3,475,160)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
         Write-down of assets .............................................         --            --       3,751,007
         Depreciation .....................................................      514,123       474,571       501,264
         Amortization .....................................................      152,483       173,414       289,666
         Gain on sales of investments .....................................         --         (72,912)     (306,210)
         (Gain) loss on sales of equipment ................................        3,291       (62,820)       13,719
          Deferred income tax provision (benefit) .........................      176,916       458,869      (133,802)
         Deferred revenue .................................................       38,658       (36,207)      (39,742)
Changes in assets and liabilities (net of effects of write-down of assets):
         Trade and other accounts receivable ..............................     (708,578)     (207,048)      588,313
         Inventories ......................................................      752,910      (434,550)   (1,295,482)
         Accounts payable, income taxes payable and accrued expenses ......      280,542      (194,884)      118,071
         Payable to affiliates ............................................      (30,899)      (16,773)      (65,066)
         Bonds payable ....................................................       39,935          --            --
         Deposits, prepaid expenses and other current assets ..............      176,305        45,472       115,537
                                                                               ---------     ---------    ----------
         Net cash provided by operating activities ........................    2,012,265     1,252,358        62,115
                                                                               ---------     ---------    ----------
Cash flows from investing activities
   Proceeds from sale of investments ......................................         --         119,787       399,960
   Proceeds from sale of equipment ........................................        6,435        77,822        43,250
   Funding of note receivable .............................................         --            --        (108,710)
   Capital expenditures ...................................................   (1,022,053)     (404,229)     (534,903)
   Changes in other assets ................................................     (105,063)      (77,734)      (50,118)
   Other intangibles ......................................................      (20,867)      (25,844)      (76,978)
                                                                              ----------    ----------    ----------
       Net cash (used in) investing activities ............................   (1,141,548)     (310,198)     (327,499)
                                                                              ----------    ----------    ----------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit facilities ..........     (780,312)     (193,942)      588.895
   Proceeds from (repayments) notes payable ...............................      100,000      (253,000)      253,000
   Proceeds from issuance of bonds payable ................................         --         600,000          --
   Principal payments on long-term debt and capital lease obligations .....     (388,879)     (325,265)     (442,034)
   Proceeds from issuance of common stock under stock option plan .........         --          68,000        20,000
   Purchase of treasury stock .............................................      (10,047)     (504,801)     (363,939)
   Reduction of unearned ESOP compensation ................................       42,857        42,857        42,859
                                                                              ----------    ----------    ----------
      Net cash provided by (used in) financing activities .................   (1,036,381)     (567,151)       98,781
                                                                              ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ......................     (165,664)      375,009      (166,603)
Cash and cash equivalents at beginning of year ............................      397,799        22,790       189,393
                                                                              ==========    ==========    ==========
Cash and cash equivalents at end of year ..................................      232,135       397,799        22,790
                                                                                 =======       =======        ======

The accompanying notes are an integral part of the consolidated financial statements.

================================================================================
                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
================================================================================
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of Business

     Arrhythmia Research Technology, Inc. ("ART") is engaged in marketing computerized medical instruments for monitoring, analyzing and treating heart disease. Micron Products Inc. ("Micron"), a wholly-owned subsidiary, is a manufacturer of silver/silver chloride-plated sensor elements, a component used in the manufacture of disposable medical electrodes designed for electrocardiograph (ECG) and other instrumentation. Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes.

2.   Accounting Policies

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of ART and Micron (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     REVENUE Revenue from product sales is recognized upon shipment of the product when independent sales representatives or distributors are responsible for installation of systems, as the title and risk of loss passes to the customer at the time of shipment. However, in cases where ART personnel are scheduled to perform this in-service/installation, the revenue is not recognized until that time. Revenue from the sale of extended warranties is deferred and amortized ratably over the life of the warranty.

     CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash on hand and on deposit at local banks. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVESTMENTS In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". A significant provision of this statement is the change in accounting and reporting for certain investments in debt and equity securities. These securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale and trading securities are measured at fair value. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of deferred taxes in a separate component of shareholders' equity until realized. Realized gains and losses are computed on a specific identified cost basis and included in current period income. The Company adopted and implemented SFAS No. 115 effective January 1, 1994.

     INVENTORIES Inventories are stated at the lower of cost or market. Cost of finished goods inventory of ECG products is determined using the specific identification method. Cost of inventories at Micron is determined by the first-in, first-out method.

     CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable cash and cash equivalents.

     ART's customer base for ECG and electrophysiology products is primarily comprised of hospitals and to a much lesser extent of cardiologists and office based practitioners. Micron products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

     It is the Company's policy to place its cash and cash equivalents in high quality mutual funds, marketable equity securities and municipal revenue bonds. The Company does not believe significant credit risk exists with respect to these securities.

     ADVERTISING EXPENSES. Advertising expenses consist primarily of costs incurred in promoting the Company's products, printed brochures and other activities. The company expenses advertising as incurred. The Company's advertising expense was approximately $89,000, $20,000 and $37,000 in 1996, 1995 and 1994 respectively.

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

     GOODWILL AND OTHER INTANGIBLES The excess of the aggregate purchase price over the fair value of net assets of businesses acquired is amortized over 20 years using the straight-line method. The Company periodically reviews goodwill of acquired businesses to assess recoverability based on future operating projections. Impairments would be recognized in operating results if a permanent diminution in value were to occur on an undiscounted basis.

     Direct costs to acquire patent technology and legal costs associated with securing and defending patents are capitalized and amortized using the straight-line method over the remaining useful life of the patents. The Company periodically reviews its patent assets to assess recoverability based on future undiscounted projected earnings from operations. Impairments are recognized in operating results when a permanent diminution in value occurs (see Note 6).

     Certain software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the related product, generally three years. Amortization commences when the product is available for general release. Costs to establish the technological feasibility of the product are expensed as research and development. Amortization of software development costs amounted to $16,047, $42,409, and $47,904 for the years ended December 31, 1996, 1995, and
1994, respectively.

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

     NET INCOME (LOSS) PER SHARE Earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the year.

     RECLASSIFICATIONS Certain prior year financial statement items of the Company have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet.

     The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term maturity of such instruments. The carrying amounts reported for the term note, mortgage payable and bonds payable approximate fair value based on the Company's incremental borrowing rates.

  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement simplifies the computation of earnings per share amounts and specifies the presentation and disclosure requirements. The Company will be required to adopt SFAS No. 128 for its fiscal year ended January 31, 1998. Adoption of SFAS No. 128 is not expected to have a significant effect on the financial statements.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement consolidates the existing requirements to disclose certain information about an entity's capital structure. The Company will be required to adopt SFAS No. 129 for its fiscal year ended January 31, 1998. Adoption of SFAS No. 129 is not expected to have a significant effect on the financial statements.

3.  Acquisitions Activity

Lite Tech, L.P.

     In August 1994, the Company elected to terminate acquisition discussions with Lite Tech, L.P. The Company had entered into a letter of intent with Lite Tech, L.P. to acquire certain assets for cash and common stock and assume certain liabilities in a transaction valued at approximately $2,000,000. Due to the termination, the Company expensed approximately $164,000 during 1994 to write-off previously deferred advances and related acquisition costs. As of December 31, 1996, the Company, through its Micron subsidiary, has a net note receivable from Lite-Tech in the amount of $54,000 for the return of an initial good-faith deposit. The note receivable is collateralized by a first lien and security interest in Lite-Tech's accounts receivable. Management believes that the advances are adequately collateralized and fully recoverable.

4.   Inventories

  Inventories consist of the following:

                                                     December 31,
                                           -------------------------------
                                               1996               1995
                                           -----------        ------------
Raw Materials............................  $   320,736        $    467,895
Work-in-process..........................      354,838             277,296
Finished goods...........................    2,475,814           3,359,407
                                           -----------        ------------
                                             3,151,388           4,104,598

Allowance for slow-moving inventories....     (912,952)         (1,113,252)
                                           -----------        ------------

    Total................................  $ 2,238,436        $  2,991,346
                                           ===========        ============


Allowance for slow-moving inventories relates principally to finished goods.

5.  Property, Plant and Equipment

  Property, plant and equipment consist of the following:

                                                         December 31,
                                                 ----------------------------
                                  Asset lives         1996            1995
                               ----------------  -------------   ------------
Machinery and equipment........  5 to 15 years   $   2,984,230   $  2,170,874
Building and Leaseholds........    20 years          1,745,354      1,355,814
Furniture and fixtures.........  3 to 4 years          192,580        328,564
                                                 -------------   ------------
                                                     4,922,164      3,855,252
Accumulated depreciation.......                     (1,744,302)    (1,263,364)
                                                 =============   ============
    Total......................                  $   3,177,862   $  2,591,888
                                                 =============   ============



     The Company had approximately $244,000 and $156,000 of assets under capital leases, included in machinery and equipment, at December 31, 1996 and 1995, respectively. Accumulated depreciation on these assets was approximately $29,000 and $25,300 at December 31, 1996 and 1995, respectively. During 1994, equipment leased by the Company for Phoenix Polymers, Inc. ("Phoenix"), totaling $290,535, with related accumulated depreciation of $14,527, was written-down to its net realizable value of $80,000 and is included in other assets as of December 31, 1996 and 1995.

6.   Goodwill and Other Intangibles

     Goodwill and other intangibles consist of the following:

                                                 December 31,
                                        ----------------------------
                                           1996            1995
                                        -------------  -------------

     Goodwill........................   $ 2,323,073    $ 2,323,073

     Accumulated amortization........      (504,448)      (389,584)
                                        ============   ============
                                        $ 1,818,625    $ 1,933,489
                                        ============   ============
    Patents                             $   276,317    $   257,949
     Software development costs......       217,418        214,918
     Accumulated amortization........      (394,122)      (356,502)
                                        ============   ============

                                        $    99,613    $   116,365
                                        ============   ============

7.   Debt

     In November 1995, the Company obtained a new credit facility from a bank which includes a $3,500,000 working capital line of credit and a $375,000 term loan. The line of credit is collateralized by the accounts receivable and inventory of the Company and bears interest at prime plus .75% (9.00% at December 31, 1996). The working capital line of credit replaced the individual lines of credit maintained by ART and Micron and matures September 30, 1997. The balance of the working capital line of credit as of December 31, 1996 and December 31, 1995 was $1,158,660 and $1,938,972, respectively.


     The weighted average interest rate during the year for the Company's credit facilities was 9%. The new loan agreement contains routine covenants which require ART to maintain certain specific financial ratios and limit asset acquisitions to $50,000 or less for ART and $500,000 or less for Micron without prior written approval. The Company obtained a waiver for exceeding the limit for asset acquisitions during 1996.

     Long-term borrowings, excluding capital lease obligations (See Note 12), consist of:

                                                                         1996         1995
                                                                     -----------   ----------
$375,000 term note payable to a bank, bearing interest at
   9.00% per annum, payable in monthly installments of $7,820 through, maturity, September 1997, collateralized by Micron
   equipment and unallocated ESOP shares...........................  $    84,375   $  367,188

Bonds payable (see Note 8).........................................      437,935      398,000

Mortgage payable, bearing interest at 9.25% per annum,
  payable in monthly installments of $6,253 through maturity,
  August 1998, secured by mortgage on land and building............      100,000
Other obligations..................................................       10,910       25,568
Less current maturities............................................     (149,130)    (118,292)
                                                                     -----------   ----------
     Total  bonds and long-term debt...............................  $   484,090   $  672,464
                                                                     ===========   ==========

8.  Bonds payable

     In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the new bank, carry an 11% interest rate, and are payable in five years.

     In connection with the private bond placement, ART issued an aggregate of 279,000 warrants to the bondholders to purchase ART common stock at $3.00 per share. The warrants were exercisable upon issuance and expire in five years. The Company recorded the allocation between the detachable warrants and debt securities based on their relative fair values, as determined by a third party appraisal as of the issuance date. Accordingly, the proceeds related to the warrants are reported as additional paid-in capital and a discount on the debt securities of $202,000, which is being amortized to interest expense over the five-year term of the warrants. For the year ended December 31, 1996, the Company recorded amortization of bond discount of $39,935 and interest expense of $67,250. The unamortized bond discount remaining as of December 31, 1996 is $162,065.

9.  Income Taxes

     The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes a tax liability (or asset) approach to inter-period tax allocations and requires tax liabilities to be stated at current effective tax rates.

     The income tax provision (benefit) for each of the three years in the period ended December 31, 1996 consists of the following:

                                       1996         1995          1994
                                    ----------   ---------     -----------
Current:
     Federal....................... $  283,739   $ 340,346     $  (175,263)
     State.........................          -      18,856               -
                                    ----------   ---------     -----------
          Total....................    283,739     359,202        (175,263)
Deferred...........................    176,916     458,869        (133,802)
                                    ==========   =========     ===========
Total income tax expense (benefit)  $  460,655   $ 818,071     $  (309,065)
                                    ==========   =========     ===========


Micron's net operating loss ("NOL") carryforwards for income tax purposes approximated $2,528,000 and $2,953,000 at December 31, 1996 and 1995,
respectively. During the three years ended December 31, 1996, Micron utilized approximately $425,000, $773,000, and $0 of its NOL carryforwards. The NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.


The components of the net deferred tax assets were as follows as of December 31:

Deferred tax liabilities:                          1996             1995
                                              -------------     ------------

     Software development costs.............  $       (711)     $    (5,317)
     Net Patent costs.......................             -          (29,761)
     Environmental consulting...............             -           17,260
                                              -------------     ------------

     Total deferred tax liability...........          (711)         (52,338)
                                              -------------     ------------
Deferred tax assets:
     Inventories............................       339,767          381,906
     Mortgage participation certificates....       960,000          960,000
     Corazonix Patents......................       344,983          386,041
     Other..................................       291,782          390,116
     Net operating loss carryforwards.......       957,067        1,004,079
     Valuation allowance....................    (2,399,121)      (2,399,121)
                                              -------------     ------------

     Total deferred tax asset...............       494,478          723,021
                                              -------------     ------------
Net deferred tax asset......................  $    493,767      $   670,683
                                              =============     ============

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

     The significant components of the deferred tax expense were as follows for the years ended December 31:


                                         1996          1995           1994
                                     -----------   ------------   -----------
Utilization of net operating
    loss carryforwards............   $    47,012   $   262,845    $        -
Valuation reserve.................             -             -      (133,802)
Other.............................       129,904       196,024             -
                                     -----------   -----------    -----------
     Total........................   $   176,916   $   458,869    $ (133,802)
                                     ===========   ===========    ===========

     The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income from operations before taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

                                                            1996              1995             1994
                                                        --------------    -------------   ---------------
Tax provision computed at statutory rate............    $     366,260     $    660,721    $   (1,286,637)
Increases (reductions) due to:
     Nondeductible expenses.........................            2,773            3,750             4,015
     Amortization of goodwill.......................           39,054           39,054            39,054
     State income taxes net of federal benefit......           52,568          114,546             1,595
     Increase in valuation allowance................                -                -           906,086
     Other..........................................                -                -            26,822
                                                        ==============    =============   ===============

Income tax expense (benefit)........................    $     460,655     $    818,071    $    (309,065)
                                                        ==============    =============   ===============

10.  Write-down of Assets

     In September 1994, the Company recorded a charge against earnings of approximately $2,973,000, consisting principally of the write-down of certain intangibles and allowance for slow-moving inventory. The write-down of intangibles, of approximately $1,690,000, consisted primarily of patent costs related to the acquisition of substantially all of the assets of Corazonix in November, 1993 and patent infringement litigation incurred by ART to defend its signal-averaging patents. In general, sales of signal-averaging products have declined since 1990. The Company's management believes that the primary market for its patented signal-averaging products has become saturated. The Company is focusing its marketing efforts on secondary markets; however, the ultimate ability of the Company to successfully sell its signal-averaging products within such markets is unknown. As a result, the patent acquisition and defense costs were written-down to an amount that is recoverable over the remaining life of the patents based on estimated sales levels and undiscounted operating income projections. These projections are management's best estimates based on historical data and trends. Other charges total approximately $1,283,000 consisting primarily of an allowance for slow-moving inventories of signal-averaging products, principally those purchased under the Corazonix manufacturing agreement (see below), certain parts inventory and other inventory deemed to be significantly impaired. Increases in inventory reserves for $30,000 and $0 were made in 1996 and 1995 for slow-moving parts inventory. No further write-downs to patent assets or increases in inventory reserves are expected in the foreseeable future.

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

11.  Employee Benefit Plans

Under the Micron Reorganization Plan, an Employee Stock Ownership Plan ("ESOP") was established. The ESOP is noncontributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP. The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the Reorganization Plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity. The Company accounts for its ESOP in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation. The Company has elected to recognize compensation expense based on contributions made. There are no repurchase obligations by the Company. The Company contributed and recorded compensation expense of $42,857, $42,857 and $42,859 during the years ended December 31, 1996, 1995, and 1994, respectively.

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Service Code covering all eligible employees of the Company. Employees can contribute up to 15% of their eligible compensation or up to the maximum allowable by the IRS. The Company does not make any matching contributions.

12.  Commitments and contingencies

     Royalties

     ART licenses its signal-averaging technology from an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $60,000 annually.

     Electrophysiology Products Contract

     Effective April 1, 1994, ART and Prucka Engineering, Inc. ("Prucka"), the manufacturer of the CardioLab and CardioMapp products (the "Products"), executed an agreement related to ART's exclusive distribution of the Products. Under the agreement, during the distribution period which expired December 31, 1996, purchase orders for Products were received in ART's name; Prucka manufactured and invoiced ART for the Products at a predetermined discount and received payment from ART; and ART invoiced customers and received payments. Thereafter, ART will receive commissions on certain Products sold through December 31, 2002.

     During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART will receive a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

     Unaudited pro forma results of operations for the Company, as if the aforementioned activity had been consummated on January 1, 1996, are as follows (in thousands):

                                  Actual           Proforma
                                Year Ending       Year Ending
                              --------------     -------------

Net Revenues                  $       24,788     $      10,627
Cost of Sales...........              20,115             6,660
                              --------------     -------------
Gross Profit............      $        4,673     $       3,967
                              ==============     =============

     Legal Proceedings

     In October 1996, plaintiffs Susan and Kevin McGann filed suit in the Philadelphia Court of Common Pleas naming 216 defendants, including ART and Micron Medical Products Inc. ("MMPI"). Plaintiff Susan McGann claims to be suffering Type-1 latex allergy as a result of having worn latex gloves in connection with her duties as an emergency room nurse from June, 1990. A dissolved subsidiary of MMPI at one time distributed latex gloves. MMPI was merged with and into Micron in 1993. The complaint involves allegations of negligence, strict liability, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of express warranty, misrepresentation, fraudulent concealment, and violation of unfair trade practice/consumer protection laws. At this time, ART and MMPI are not required to respond to the complaint and have been granted an extension until informed by plaintiff's counsel that all 216 defendants have been served. The presiding judge has indicated that the suit may be discontinued with respect to such defendants as are able to execute a form of affidavit indicating a sufficient lack of involvement with the matters alleged in the suit. ART and MMPI will submit such affidavits. ART's and MMPI's attorneys have stated that it is not possible to express an opinion with respect to whether the action will be discontinued or, if it is not discontinued, as to the likelihood of the outcome of the matter.

     Environmental
Groundwater

     During September 1992, as a requirement for obtaining a mortgage to repurchase its Fitchburg, Massachusetts manufacturing facility, Micron performed an environmental site assessment, including an analysis of ground water samples for the presence of certain petroleum based products, metals and solvents. The site assessment indicated levels of petroleum products and metals in excess of the minimum allowable standards. Micron filed a release report and a Preliminary Assessment and Interim Site Classification form with the Massachusetts Department of Environmental Protection ("DEP"). The DEP classified the site as a disposal site within the meaning of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and identified Micron as a potentially responsible party with liability . On January 21, 1993, Micron filed its Phase I Limited Site Investigation and Waiver Application ("Application"). The Application contained an historical overview of past uses of the site and its surrounding area. The facility is located in the center of a heavily developed industrial area and use of the site and surrounding properties predates the early 1900's. Micron has occupied the site from 1982 to the present. The Application identified several potential off-site sources for the discharge and demonstrated that none of the types of chemicals found on the property are used in the Micron manufacturing process. During February, 1993, the representatives of the DEP visited the site. On February 18, 1993, the DEP classified the site as a non-priority disposal site and granted Micron's waiver application with the stipulation that Micron evaluate the upgradient, off-site sources which may have caused the contamination.

     As a condition of the waiver approved by the DEP, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design, and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. Upon the completion of these Phase II activities Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. If the DEP determines that the Company needs to implement the last phase of remediation (Phase III), the Company could incur approximately $150,000 to $200,000 of additional clean-up costs to remove contaminated property as estimated by the environmental engineering firm hired to represent the Company in its dealings with the DEP. Although the ultimate outcome is uncertain until Phase II is completed, as of December 31, 1996, the engineering firm and management of the Company believe that Phase III remediation will not be required.

     During 1996 and 1995, Micron spent approximately $137,000 and $139,000, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1996 and 1995 are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron expects to undertake a manufacturing process and air and waste water treatment redesign. The actual redesign, which will take place over the next year will require the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. All such expenditures are expected to be funded from operating cash flow. The Company expects to spend approximately $480,000 for such capital improvements. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements

     Capital Leases

     The Company leases equipment under agreements which are classified as capital leases and expire on various dates. The lease agreements generally provide purchase options at the end of the original lease. Future minimum lease payments under noncancelable leases consist of the following.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


                                     Capitalized
          Fiscal Year                   Leases
----------------------------------   ----------
1997..............................   $  133,200
1998..............................      123,248
1999..............................       49,197
2000..............................       27,769
2001..............................       22,639
Thereafter........................        1,887
                                     ----------
Total minimum lease payments......   $  357,940
Less amounts representing interest      (62,919)
                                     ----------
                                     $  295,021
Less current portion..............      107,196
                                     ==========
Long-term obligations under
   capital leases.................   $  187,825
                                     ==========


     Operating Leases

     The Company leases certain facilities and equipment under non-cancelable lease arrangements. During 1996, the Company leased 4,900 square feet of office space in an office building in Austin, Texas and 18,800 square feet of manufacturing and quality control space in an industrial building in Fitchburg, Massachusetts. The lease on the office space will expire in November 1998 and the manufacturing facility lease will expire in July 1997. Rent expense under all operating leases was approximately $195,559, $170,000 and $132,000 in 1996, 1995 and 1994, respectively.

Future minimum operating lease payments as of December 31, 1996 are as follows:

                               Operating
           Year                 Leases
----------------------------  ------------

1997.......................  $    126,870
1998.......................        64,600
1999.......................        -
2000.......................        -
2001.......................        -
                              ============

    Total..................  $    191,470
                              ============


13.  Net Income (Loss) per share

     The following table reconciles the number of common shares shown as outstanding on the balance sheet with the number of common and common equivalent shares used in computing primary earnings per share for the years ended December 31:

                                                           1996          1995          1994
                                                        ----------   -----------    -----------
Common shares outstanding...........................     3,563,101      3,564,511     3,613,035
Effect of using weighted common and
  common equivalent shares outstanding..............           353         36,827        40,151
Effect of shares issuable to option holders.........        44,160         82,033       -
                                                        ==========   ===========    ===========

Shares used in computing primary earnings per share.     3,607,614      3,683,371     3,653,186
                                                        ==========   ===========    ===========

     The difference between shares for primary and fully diluted earnings per share was not significant in any year.

14.  Supplemental Cash Flows Information

     Cash paid for income taxes and interest for the years ended December 31:

                                                                1996          1995          1994
                                                            ----------     ----------    ----------
  Income taxes...........................................  $    230,000  $    440,513  $    136,050
                                                           ============  ============  ============
  Interest...............................................  $    276,719  $    256,878  $    175,990
                                                           ============  ============  ============
Non-cash activities:
                                                                1996           1995          1994
                                                                ----           ----          ----
  Charges to allowance for doubtful accounts.............  $      6,503  $    122,256  $    191,586
                                                           ============  ============  ============
  Capital asset lease additions and related obligation...  $     87,790  $     47,635  $    185,667
                                                           ============  ============  ============


Non-cash portion of Write-down of assets:


                                                    1994
                                                ------------

           Patents........................   $    1,689,516
           Inventories....................        1,181,497
           Note receivable................          436,731
           Deposits on equipment..........          100,000
           Leased assets, net.............          196,008
           Other..........................          147,255
                                                -----------
           Total..........................        3,751,007
                                                ===========


15.  Related Party Transactions

     The Company obtains legal services with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $30,000, $43,000 and $49,000 for years 1996, 1995 and 1994. The amounts owed to this firm at the end of 1996, 1995 and 1994 were approximately $21,000, $23,000, and $37,000, respectively.

     Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties to CDI were $10,500, $8,400, and $10,950 for years 1996, 1995, and 1994. The amounts owed to CDI at the end of 1996, 1995 and 1994 were $10,500, $8,400, and $10,950, respectively.

     During the years 1996, 1995, and 1994 healthcare coverage premiums of $5,900, $5,300, and $6,300 were paid on behalf of a Director of the Company in exchange for consulting services. During 1994, a Director of the Company received approximately $2,400, for medical consulting services.

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

16.  Stock Options

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

Transactions under the Option Plan are summarized as follows:

                                              1996        1995       1994
                                           ----------   --------   --------
Options outstanding at beginning of year..    240,750    131,250    150,250
Granted...................................     -         130,000     -
Forfeited.................................     -         -           -
Terminated................................     63,750     20,500     19,000
                                           ----------   --------   --------
Options outstanding at end of year........    177,000    240,750    131,250
                                           ----------   --------   --------
Options exercised to date                       2,000      2,000      2,000
                                           ----------   --------   --------
Available for grant at end of year........     71,000      7,250    116,750
                                           ==========   ========   ========

Exercisable at end of year................     64,200     52,550     48,950
                                           ==========   ========   ========

     During 1989 and 1988, options outside the Option Plan (the "Non-plan options") were granted by the Board of Directors to six employees and an independent sales person. These Non-plan options were for 41,250 shares at an exercise price ranging from $2.00 to $4.00, the approximate market price at the date of grant. The options were approved by the shareholders and have all expired. During 1991, options for 219,000 shares, expiring in 1996, at an exercise price of $4.00 were granted to the Directors, the President and three employees. During 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight current Directors. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement. In 1996, the shares were terminated pursuant to a letter amendment to the original separation agreement. During 1995, Non-plan options for 29,000 shares, expiring in 2005, at an exercise price of $3.00 were granted to two key officers of the Company.


     During 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation which is being amortized over the vesting period. Total compensation expense related to these options were recognized in the prior years. Compensation expense recorded during the years ended December 31, 1996, 1995 and 1994 was $0, $22,750 and $29,750 respectively.


     Transactions relative to Non-plan options are summarized as follows:

                                               1996        1995        1994
                                            ----------- ---------- -----------
Options outstanding at beginning of year....   353,700    366,700     222,500
Granted.....................................               29,000     149,200
Exercised...................................               17,000       5,000
Terminated..................................   156,700     25,000         -
                                               -------     ------     -------
Options outstanding at end of year..........   197,000    353,700     366,700
                                               =======    =======     =======
Exercisable at end of year..................   182,500    331,950     363,700
                                               =======    =======     =======

     The Company has applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for their stock option plans. Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ART's net income would have decreased by the proforma amounts indicated below, for the years ended December 31, 1996 and December 31, 1995:

                                            1996           1995
                                            ----           ----
Net income - as reported............    $  616,579     $  1,125,226
                                        ==========     ============
Net Income - pro forma..............    $  580,389     $  1,088,658
                                        ==========     ============
Net income per share - as reported..    $      .17     $        .31
                                        ==========     ============
Net income per share - pro forma....    $      .16     $        .30
                                        ==========     ============

     The fair value of each stock option granted is estimated on the date of grant using the option-pricing method with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 65%, risk-free interest rate of 5.81%, and an expected life of 5.8 years.


     The underwriter of the June 1991 public offering was granted warrants to purchase 75,000 shares at $4.40 per share, expiring in 1996. The Common Stock to be issued upon exercise of the warrants was registered with the Securities and Exchange Commission under Form S-3 during 1993. The underwriter exercised warrant rights and shares were issued for 15,000 shares of common stock during 1993. The underwriter's warrants expired unexercised in June 1996. In August 1995, warrants were issued to bondholders to purchase an aggregate of 279,000 shares of common B stock at $3.00 per share. The bondholder's warrants expire five years from the date of the bond.

17.  Export Sales and Significant Customers

     The following table sets forth the geographic distribution of the Company's net sales:

                                            Year ended December 31,
                                            -----------------------
                                      1996            1995            1994
                                      ----            ----            ----
United States................... $ 15,935,126    $ 16,380,540    $ 11,813,557
Europe..........................    4,829,713       4,325,860       2,938,187
Canada, Mexico & South America..    1,587,372       1,078,263       1,210,068
Far East .......................    2,303,520       1,101,015       1,349,310
                                    ---------       ---------       ---------
Other...........................      132,118          42,341          69,545
                                      =======          ======          ======
 Net Sales......................   24,787,849      22,928,089      17,380,667
                                   ==========      ==========      ==========



     During the year ended December 31, 1996 three major customers accounted for 32%, 23% and 11% of net sales of Micron. There were no single significant customers for ART during the three years in the period ended December 31, 1996.

18.  Significant Fourth Quarter Adjustments

     There were no significant fourth quarter adjustments during 1996.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers

  The directors and executive officers of the Company are as follows:

       Name                Age          Position with the Company
--------------------------------------------------------------------------------
Anthony A. Cetrone.......   68   Chairman of the Board of Directors, Chief
                                 Executive Officer of Micron, Director
E.P. (Lou) Marinos.......   54   President and Chief Executive Officer, Director
Eric K. Y. Chan, Ph.D....   39   Vice President of Engineering
Nancy C. Garbade.........   49   Secretary and General Counsel
Julius Tabin, Ph.D.......   77   Director
Paul F. Walter, MD.......   59   Director
Russell C. Chambers, MD..   53   Director
Michael A. McManus, Jr...   53   Director
Lawrence S. Black........   57   Director
Robert A. Simms..........   58   Director

     The Directors are divided into three classes with rotating three-year terms. Dr. Chambers, Mr. Cetrone, and Mr. Simms have been elected to serve as Directors until the 1999 annual meeting of shareholders. Dr. Walter, Mr. Black, and Mr. McManus have been elected to serve until the 1997 annual meeting of shareholders. Dr. Tabin and Mr. Marinos have been elected to serve as Directors until the 1998 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

     Robert A. Simms was appointed as Chairman of the Board during January, 1993 and resigned as Chairman in October 1996. Mr. Simms had been a director of the Company since April 1990. Mr. Simms has been chairman of Simms Capital Management. Ltd. since 1984.

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

     Anthony A. Cetrone has been President of Micron sine 1988 and chairman of its Board from June 1990 to the present, Mr. Cetrone also served as President and Chief Executive Officer of the Company from January 1993 to March 1995. Mr. Cetrone was appointed Chairman of the Board in November 1996.

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

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-term Compensation
                                                                                         -----------------------
                                                          Annual Compensation              Awards     Payouts
                                               -----------------------------------------------------------------
                                                                                                                      All
                                                                                           Stock    Long-term       Other
         Name and Principal Position            Year     Salary     Bonus   Options(1)    Options   Incentive    Compensation
                                                                                            (sh)      Payouts
---------------------------------------------  -----  ---------   --------  ----------    --------  ---------    -------------
E. P. Marinos, President and Chief Executive
Officer                                         1996  $ 100,000   $  2,000        -           -       $    -     $

Anthony A. Cetrone, President, Micron
Products Inc.                                   1996  $  98,000     17,118        -           -            -             -

E.P. Marinos, President and Chief Executive
Officer                                         1995  $  92,300   $    -          -       80,000(1)   $    -     $       -

Anthony A. Cetrone, President Micron
Products, Inc.                                  1995  $  98,000   $ 21,907     5,250      29,000(1)   $    -     $       -

E.P. Marinos, President and Chief Executive
Officer                                         1994  $  38,215   $    -          -       18,000(2)   $    -     $       -

Anthony A. Cetrone, President Micron
Products, Inc.                                  1994  $  98,000   $ 22,075    21,000      18,000(2)   $    -     $     628

Wayne Schroeder, Former Chief Operating
Officer                                         1994  $  95,833   $    -      26,250       5,200      $    -     $  10,790

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



                        OPTION GRANTS IN LAST FISCAL YEAR


     There were no option grants/SARS in fiscal year 1996.

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                        Value Realized   Number of Unexercised Options   Value of Unexercised In-the-Money
                            Shares     (Market Price at    Held at December 31, 1996      Options at December 31, 1996 (1)
                                                        -------------------------------- -----------------------------------
                           Acquired      Exercise Less
         Name            on Exercise    Exercise Price)    Exercisable   Unexercisable     Exercisable      Unexercisable
------------------------ ------------- ------------------ ------------------------------ ----------------- -----------------
E.P. Marinos...........       -          $      -            40,000         58,000         $        -         $      -
Anthony A. Cetrone.....       -          $      -            66,700         31,300         $        -         $      -

(1) Calculated on the basis of the closing sale price per share for the Common Stock on the American Stock Exchange of $2.50 on December 31, 1996

     Mr. David Jenkins, previous President and Chairman of the Board of Directors, submitted his resignation effective on January 25, 1993.. In March, 1994, Mr. Jenkins exercised options for 5,000 shares at $4.00 per share. In August 1995, Mr. Jenkins exercised options for 12,000 shares at $4.00 per share. In September 1995, Mr. Jenkins exercised the balance of his options for 5,000 shares at $4.00 per share.

Compliance with Section 16(a) of the Securities Exchange Act

     Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 1996.

Employment Arrangements

     Anthony A. Cetrone
     ------------------

     Anthony A. Cetrone entered into a four-year employment agreement with the Company, effective November 24, 1992, which provides for his employment as President of Micron at a base salary of $98,000 per year. In addition to his base compensation, Mr. Cetrone was entitled to annual bonus compensation in the amount of 5% of Micron's net income after taxes above $500,000 and after goodwill amortization. Mr. Cetrone has agreed not to compete with Micron for a period of five years after the expiration or termination of his employment.

     E.P. Marinos
     ------------

     E. P. Marinos entered into an employment contract with the Company, dated as of January 1, 1996. The contract terminates on December 1, 1998 and is automatically renewable for successive one-year terms. Under the terms of the contract, the Company shall pay to Mr. Marinos a salary of $100,000 per annum and he is entitled to participate in such bonus compensation and benefit plans as the Board of Directors may institute from time to time. In connection with his employment agreement, Mr. Marinos has entered into a confidentiality agreement with the Company and has agreed not to compete with the Company for a period of three years after the termination of his employment.

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

     Options to purchase an aggregate of 204,009 shares of Common Stock at an exercise price of $3.00 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 2,000 shares were exercised and options to purchase 48,500 shares granted to eight former employees were canceled due to termination of employment or death of the employees. During 1993, 2,000 shares were exercised. As of December 31, 1995, included in the total are options to purchase 98,000, 98,000, 25,000, and 30,000 shares, granted to E.P. Marinos, Anthony Cetrone, Nancy C. Garbade, and William
E. Cooper, respectively. Mr. Coopers' options terminated upon his resignation in 1996. During the year ended December 31, 1996, no options were granted. During the year ended December 31, 1995, options to purchase 130,000 shares were granted to eight employees. During the year ended December 31, 1994, no options to purchase shares were granted.

     Other Options

     In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 1996, options for 55,251 shares have been exercised and options for 240,700 shares have been terminated.

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

     In March 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation which is being amortized over the vesting period. All compensation expenses related to these options were recognized in the prior years. Compensation expense recorded during 1995 and 1994 was $22,750 and $29,750, respectively.


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

Medical Consultants

     The Company previously retained medical consultants who agreed to advise the Company from time to time of advances in technology and in the respective areas of their expertise. In August 1994, the Company canceled or did not continue payment under the consulting retainer contracts due to their expiration. The aggregate compensation paid by the Company to consultants under their agreements during 1994 was $58,533. During 1995 and 1996 the Company used consultants on a specific project basis. Amounts paid to consultants during 1995 and 1996 were not material.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 21, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.

                                                               Beneficial
                                                              Ownership (1)
                                                           -------------------
                   Name and Address of Beneficial Owner      Number   Percent
  ----------------------------------------------------------------------------
  R.C. Chambers Irrevocable Trust (2).....................    222,350   5.68
     1807 Lake Street
     Lake Charles, Louisiana 70601
  Russell C. Chambers, M.D. (3)...........................     58,450   1.49
  Julius Tabin, Ph.D......................................     38,375    .98
  Paul F. Walter, M.D.....................................     69,375   1.77
  Robert A. Simms.........................................    134,276   4.04
  Anthony A. Cetrone (4)..................................    139,676   3.43
  E.P. Marinos............................................     40,000   1.02
  Michael A. McManus, Jr..................................     18,000    .46
  Lawrence S. Black.......................................     19,500    .50
  All officers and directors as a group ( 11 persons) (5).    563,851  14.41

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

4. Includes 67,567 shares held by the Micron Employee Stock Ownership Plan over which Mr. Cetrone shares voting power as Trustee.

5. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 1996, as follows:

                   Name                             Number
-------------------------------------------    -----------------
Russell C. Chambers, M.D(1)...............               18,000
Julius Tabin(1)...........................               18,000
Paul F. Walter, M.D.(1)...................               18,000
Robert A. Simms(1)........................               18,000
Nancy C. Garbade..........................                9,000
Anthony A. Cetrone........................               66,700
Eric Chan.................................                9,000
E.P. Marinos..............................               40,000
Michael A. McManus, Jr....................               18,000
Lawrence S. Black.........................               18,000
                                               =================

     Total................................              232,700
                                               =================

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

     In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees for the years ended December 31, 1996, 1995 and 1994 were $10, 500, $8,400, and $10,950, respectively.

     During 1993 ART forgave advances of approximately $20,225 made to Calcasieu Technology Research and Investment Group ("CTRIG") The advances were principally for rent paid on behalf of CTRIG and health insurance premiums.

     Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception , and he and other members of the firm are shareholders of the Company. For the years ended December 31, 1996, 1995 and 1994, the law firm billed the Company approximately $30,000, $43,000 and $49,000 respectively, for legal services rendered and patent prosecution costs. The 1993 payments included fees for services in connection with the Corazonix litigation. The amounts owed to the firm at December 31, 1996, 1995, and 1994 were approximately $21,000, $23,000, $37,000 respectively.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as a part of this report:

     (1)  All Financial Statements

          See index to financial statements on page19 for a list of all financial statements filed as part of this report.

     (2)  Financial Statement Schedules

          (A)  Schedule II

          All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission not included here are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)  Exhibits

          The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:

             Description of Exhibit
          -----------------------------

     4.4  Bond Indenture and Bond Form

     4.5 Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan

     4.6 Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan

    10.33 Employment Agreement,  dated March 1, 1996, between the Company and E.
          P. Marinos



(b)  Reports filed in the fourth quarter on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed March 28, 1997 on its behalf by the undersigned, thereunto duly authorized.



ARRHYTHMIA RESEARCH TECHNOLOGY, INC.



BY:  /s/  E. P. Marinos
     ------------------
     E. P. Marinos
     President & Chief Executive Officer
     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Capacity                             Date
--------------------------- ------------------------------------ --------------

                            Chairman of the Board, ART, Inc.,
                            President & Chief Executive Officer,  March 28, 1997
/s/ Anthony A. Cetrone      Micron Products Inc.
---------------------------
Anthony A. Cetrone

/s/ Russell C. Chambers     Director                              March 28, 1997
---------------------------
Russell C. Chambers

/s/ Julius Tabin            Director                              March 28, 1997
---------------------------
Julius Tabin

/s/ E. P. Marinos           Director                              March 28,1997
---------------------------
E. P. Marinos

/s/ Michael McManus         Director                              March 28, 1997
---------------------------
Michael A. McManus, Jr.

/s/ Lawrence S. Black       Director                              March 28, 1997
---------------------------
Lawrence S. Black

/s/ Paul F. Walter          Director                              March 28, 1997
---------------------------
Paul F. Walter


/s/ Robert A. Simms         Director                              March 28, 1997
---------------------------
Robert A. Simms

                                  EXHIBIT INDEX

Exhibit
 Number            Description of Exhibit
--------  ------------------------------------------------------------------

     3.0  Articles of Incorporation (a)

     3.1  By-laws (a)

     3.2 Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation (a)

     3.3  Articles  of  Merger  of  Arrhythmia  Research  Technology,   Inc.,  a
          Louisiana Corporation, and Arrhythmia Research Technology, Inc., a Delaware corporation (a)

     4.0  Form of Certificate  evidencing  shares of the Company's  Common Stock
          (a)

     4.1  Form of Non-plan Options to purchase Company Common Stock (c)

     4.2 Form of Options to purchase Company Common Stock under the 1987 Incentive Stock Option Plan (a)

     4.3  Form of Underwriter's Warrant (c)

     4.4  Bond Indenture and Bond Form

     4.5 Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan

     4.6 Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan

     10.0 Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated November 20, 1989 (b)

     10.1 Amendment to Distribution Agreement dated November 20, 1989 (b)

     10.2 Lockup Agreement (a)

     10.3 Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987 (a)

     10.4 Amendment to Manufacturing agreement dated June 15, 1987 (a)

     10.5 Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989 (c)

     10.6 Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990 (c)

     10.7 Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990 (c)

     10.8 Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990 (c)

     10.9 License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART (a)

    10.10 Amendment to License Agreement dated June 1, 1985 (a)

    10.11 License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc. to ART (a)

    10.12 Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from Cardiodigital Industries, Inc. to ART (a)

    10.13 Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a Louisiana corporation (a)

    10.14 Settlement Agreement, dated February 23, 1990, by and among Baylor College of Medicine, The Methodist Hospital Foundation and The Methodist Hospital and Matthew W. Prucka, Delphi Computer Systems Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia Research Technology, Inc (c)

    10.15 Form of Employment Agreement dated June 1, 1991, by and between the Company and David A. Jenkins (c)

    10.16 Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February 6, 1991 (b)

    10.17 O E M Agreement by and between Vascor Medical Corporation, Vascomed and ART dated December 14, 1991 (d)

    10.18 Amendment to O E M Agreement dated December 14, 1991 (d)

    10.19 O E M agreement by and between Professional Catheter Corporation and ART dated September 11, 1992 (f)

    10.20 Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated May 28, 1992 (f)

    10.21 Employment Agreement, dated November 24, 1992, between the Company and Anthony A. Cetrone (f)

    10.22 Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman, Tucker & Harris, L.L.P. and ART (f)

    10.23 Agreement  and  Plan  of  Merger,   dated  November  25,  1992,  among
          Arrhythmia Research Technology, Inc., ART Merger Subsidiary II, Inc., Micron Products Inc. and Micron Medical Products Inc (e)

    10.24 Merger  Agreement,   dated  November  25,  1992,  between  ART  Merger
          Subsidiary II, Inc. and Micron Products Inc. (e)

    10.25 Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and Corazonix Corporation (g)

    10.26 Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research Technology, Inc. and Corazonix Corporation
          (i)

    10.27 Manufacturing and Equipment Lease Agreement, dated November 5, 1993, between Arrhythmia Research Technology, Inc. and Corazonix Corporation
          (i)

    10.28 Letter  of  Intent  dated  September  28,  1993,   between  Arrhythmia
          Research Technology, Inc. and Lite Tech, L. P. (i)

    10.29 Letter of Intent, dated September 28, 1993 by and between Arrhythmia Research Technology, Inc. and Mr. John Curley and Mr. Thomas Krug (i)

    10.30 Agreement by and between Arrhythmia Research Technology, Inc. and Prucka Engineering, Inc., dated August 1994 (j)

    10.31 First and Second Amendments to Manufacturing and Equipment Lease, dated August 31, 1994 and October 6, 1994, respectively, between Arrhythmia Research Technology, Inc. and Corazonix Corporation (j)

    10.32 Agreement and Modification of Second Amendment to Manufacturing and Equipment Lease Agreement dated November 4, 1994, between Arrhythmia Research Technology, Inc. and Corazonix Corporation (j)

    10.33 Employment Agreement,  dated March 1, 1996, between the Company and E.
          P. Marinos

     22.0 Subsidiaries (f)

     27.0 Financial Data Schedule

     28.0 1987 Incentive Stock Option Plan (a)

     28.1 Option Agreement, dated March 18, 1991, between the Company and Julius Tabin (f)

     28.2 Option Agreement, dated March 18, 1991, between the Company and Robert
          A. Simms (f)

     28.3 Option Agreement, dated March 18, 1991, between the Company and Tom Podl (f)

     28.4 Option Agreement,  dated March 18, 1991,  between the Company and Paul
          F. Walter (f)

     28.5 Option Agreement, dated March 18, 1991 between the Company and Russell
          C. Chambers (f)

     28.6 Option Agreement, dated August 21, 1990, between the Company and Robert A. Simms (f)

     28.7 Option Agreement, dated March 8, 1993, between the Company and Anthony
          A. Cetrone (i)

     28.8 Option Agreement, dated March 8, 1993, between the Company and Wayne Schroeder. (i)

     28.9 Merger Agreement, dated December 26, 1993, between Micron Products Inc. and Micron Medical Products Inc (i)

    28.10 Articles of Merger of Parent and Subsidiary (i)

    28.11 Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and entered on November 15, 1993 (h)
--------

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

(g) Incorporated by reference from Form 8-K as filed with the Commission on July 15, 1993

(h) Incorporated by reference from Form 8-K as filed with the Commission on November 22, 1993.

(i) Incorporated by reference from Form 10-K as filed with the Commission in March, 1994.

(j) Incorporated by reference from Form 10-K as filed with the Commission in March 1995

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE



To the Shareholders
Arrhythmia Research Technology, Inc.

     Our report on the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed in Item 14(a)(2) herein. ..In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.


Austin, Texas
March 21, 1997

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at    Charged to
                                             beginning of   costs and                  Balance at
            Description                        period      expenses     Deductions   end of period
-------------------------------------------- ------------ -----------    ----------   ----------
Allowance for doubtful accounts:

      1996...............................   $     18,820   $   17,547   $     6,503   $    29,864
                                            ============   ==========   ===========   ===========
      1995...............................   $    126,665   $   14,411   $   122,256   $    18,820
                                            ============   ==========   ===========   ===========
      1994...............................   $     71,344   $  191,586   $   136,265   $   126,665
                                            ============   ==========   ===========   ===========

Allowance for slow-moving inventories:

      1996...............................   $  1,113,232   $      -     $   200,280   $   912,952
                                            ============   ==========   ===========   ===========
      1995...............................   $  1,182,897   $      -     $    69,645   $ 1,113,232
                                            ============   ==========   ===========   ===========
      1994...............................   $     -        $1,182,897   $     -       $ 1,182,897
                                            ============   ==========   ===========   ===========