Form 10-Q
period 1997-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1997-05-15
CIK 819689

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 1997 or

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
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR  ORGANIZATION)

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

As of May 1, 1997 there were 3,563,101 shares of common stock outstanding.

This report consists of 10 pages.

                         ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                  TABLE OF CONTENTS
                                      FORM 10-Q
                                    March 31, 1997

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .    3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .    3
  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . .    3
  CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . .    4
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .    5
  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . .    6
  SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . .    7
  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .    7

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   10

  Item 1.  Legal Proceedings - . . . . . . . . . . . . . . . . . . . . . .   10
  Item 2.  Changes in Securities - none. . . . . . . . . . . . . . . . . .   10
  Item 3.  Defaults Upon Senior Securities - none. . . . . . . . . . . . .   10
  Item 4.  Submission of Matters to a Vote of Security Holders - none. . .   10
  Item 5.  Other Information - none. . . . . . . . . . . . . . . . . . . .   10
  Item 6.  Exhibits and Reports on Form 8-K - none . . . . . . . . . . . .   10
  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                         PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                           March 31,    December 31,
                                        ASSETS                                               1997           1996
                                                                                        -------------   -------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      29,487   $     232,135
  Trade accounts receivable, net of allowance for doubtful accounts of $29,864. . . . .     3,431,267       4,447,624
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,156,670       2,238,436
  Deposits, prepaid expenses and other current assets . . . . . . . . . . . . . . . . .       173,306         164,879
                                                                                        -------------   -------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,790,730       7,083,074

Property and equipment, net of accumulated depreciation of $1,876,961 and $1,744,302. .     3,314,001       3,177,862
Patent, software development costs, net of accumulated amortization of $400,539
  and $394,122. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,199          99,613
Goodwill, net of accumulated amortization of $533,164 and $504,448. . . . . . . . . . .     1,789,909       1,818,625
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       493,767         493,767
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       692,999         291,298
                                                                                        -------------   -------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  12,177,605   $  12,964,239
                                                                                        -------------   -------------
                                                                                        -------------   -------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     492,915   $   1,158,660
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .       141,667         256,327
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,989,374       2,390,188
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       171,092          34,161
  Payable to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           -
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       420,867         353,101
                                                                                        -------------   -------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,215,915       4,192,437

Bonds payable, and other long-term debt, net of current maturities. . . . . . . . . . .       683,915         671,915
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        88,041          87,706
                                                                                        -------------   -------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,987,871       4,952,058
                                                                                        -------------   -------------
Commitments & Contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               -

Shareholders' equity:
  Serial preferred stock, $1 par value; 2,000,000 shares authorized, none issued. . . .           -               -
  Common stock, $.01 par value; 10,000,000 shares authorized;
    3,679,216 issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,792          36,792
Additional paid-in-capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,909,307       8,909,307
Treasury stock, 116,115 shares at cost. . . . . . . . . . . . . . . . . . . . . . . . .      (878,786)       (878,786)
Unearned ESOP compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (114,277)       (124,991)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       236,698          69,859
                                                                                        -------------   -------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,189,734       8,012,181
                                                                                        -------------   -------------
    Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . . $  12,177,605   $  12,964,239
                                                                                        -------------   -------------
                                                                                        -------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                      Three Months Ended March 31,
                                      ----------------------------
                                           1997           1996
                                      ------------    ------------
Sales . . . . . . . . . . . . . . . . $  3,873,531    $  5,432,858
Cost of sales . . . . . . . . . . . .    2,738,135       4,356,563
                                      ------------    ------------
Gross profit. . . . . . . . . . . . .    1,135,396       1,076,295
                                      ------------    ------------
Selling and marketing . . . . . . . .      140,954         150,700
General and administrative. . . . . .      583,544         555,376
Research and development. . . . . . .       46,219          43,082
Amortization of goodwill. . . . . . .       28,716          28,716
                                      ------------    ------------
Total expenses. . . . . . . . . . . .      799,433         777,874
                                      ------------    ------------
Income from operations. . . . . . . .      335,963         298,421

Other income (expense):
  Interest expense. . . . . . . . . .      (52,195)        (64,694)
  Other . . . . . . . . . . . . . . .       (3,755)         (1,355)
                                      ------------    ------------
Income before income taxes. . . . . .      280,013         232,372
Income taxes. . . . . . . . . . . . .     (113,174)       (125,540)
                                      ------------    ------------
Net income. . . . . . . . . . . . . . $    166,839    $    106,832
                                      ------------    ------------
                                      ------------    ------------
Net income per share. . . . . . . . . $       0.05    $       0.03
                                      ------------    ------------
                                      ------------    ------------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding. . . . . . . . .    3,607,614       3,622,839
                                      ------------    ------------
                                      ------------    ------------

   The accompanying notes are an integral part of the financial statements

           ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              Net
                                   Common Shares       Additional               Unearned   Unrealized   Retained
                                --------------------     Paid-in     Treasury     ESOP     Securities   Earnings
                                Outstanding   Amount     Capital      Stock   Compensation    Gains     (Deficit)      Total
                                -----------  -------   ----------   --------- ------------ ----------  -----------   ----------
January 1, 1995................  3,613,035    36,622    8,002,299    (363,939)   (210,705)    53,130    (1,671,946)   5,845,461
Exercise of options............     17,000       170       67,830                                                        68,000
Issuance of warrants...........                           202,000                                                       202,000
Maturity and repurchases of
 redeemable common stock.......                           627,132                                                       627,132
ESOP payments..................                                                    42,857                                42,857
Treasury stock purchase........    (65,524)                         $(504,801)                                         (504,801)
Unrealized securities gain.....                                                             $(53,130)                   (53,130)
Net loss.......................                                                                          1,125,226    1,125,226
                                 ---------   -------   ----------   ---------   ---------   --------   -----------   ----------
December 31, 1995..............  3,564,511    36,792    8,899,261    (868,740)   (167,848)         0      (546,720)   7,352,745
Exercise of options............
Maturity and repurchases of
 redeemable common stock.......                            10,046                                                        10,046
ESOP Payments..................                                                    42,857                                42,857
Treasury stock purchase........     (1,410)                           (10,046)                                          (10,046)
Sale of securities.............                                                                                               0
Net income.....................                                                                            616,579      616,579
                                 ---------   -------   ----------   ---------   ---------   --------   -----------   ----------
December 31, 1996..............  3,563,101    36,792    8,909,307    (878,786)   (124,991)         0        69,859    8,012,181
ESOP Payments..................                                                    10,714                                10,714
Net income.....................                                                                            166,839      166,839
                                 ---------   -------   ----------   ---------   ---------   --------   -----------   ----------
March 31, 1997 (Unaudited).....  3,563,101   $36,792   $8,909,307   $(878,786)  $(114,277)  $      0   $   236,698   $8,189,734
                                 ---------   -------   ----------   ---------   ---------   --------   -----------   ----------
                                 ---------   -------   ----------   ---------   ---------   --------   -----------   ----------

The accompanying notes are an integral part of the consolidated financial statements

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            1997           1996
                                                                        -----------    -------------
Cash flows provided by (used in) operating activities:
  Net income..........................................................   $  166,839    $   106,832
  Adjustments to reconcile net income to net cash:
    Depreciation......................................................      132,659        121,435
    Amortization......................................................       46,250         49,648
    Deferred revenue..................................................          334         (7,054)
  Changes in assets and liabilities:
    Accounts receivable...............................................    1,016,357        592,617
    Deposits..........................................................       (8,427)
    Inventories.......................................................       81,766        354,587
    Accounts payable and accrued liabilities..........................     (333,048)    (1,163,238)
    Income taxes payable..............................................      136,931         48,171
    Payable to related parties........................................                     (11,840)
                                                                         ----------    -----------
Net cash provided by operating activities.............................    1,239,661         91,158
                                                                         ----------    -----------
Cash flows provided by (used in) investing activities:
  Capital expenditures................................................     (268,798)      (135,636)
  Deposits on capital equipment and other.............................     (412,816)       132,703
  Patent expenditures.................................................       (3,004)        (2,015)
                                                                         ----------    -----------
    Net cash used in investing activities.............................     (684,618)        (4,948)
                                                                         ----------    -----------
Cash flows provided by (used in) financing activities:
  Net repayments of revolving credit facilities.......................     (665,745)      (251,541)
  Purchase of treasury stock..........................................                     (10,046)
  Reduction of unearned ESOP compensation.............................       10,714         10,714
  Principal payments on long-term debt-net............................     (102,660)       (91,425)
                                                                         ----------    -----------
    Net cash used in financing activities.............................     (757,691)      (342,298)
                                                                         ----------    -----------
Net increase (decrease) in cash and cash equivalents..................     (202,648)      (256,088)
Cash and cash equivalents at beginning of period......................      232,135        397,799
                                                                         ----------    -----------
Cash and cash equivalents at end of period............................   $   29,487    $   141,711
                                                                         ----------    -----------
                                                                         ----------    -----------


        The accompanying notes are an integral part of the financial statements

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 1996.

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:

                                                   MARCH 31,   DECEMBER 31,
                                                     1997          1996
                                                  ----------    ----------
        Raw materials. . . . . . . . . . . . .    $  290,474-   $  320,736-
        Work-in-process. . . . . . . . . . . .       343,935-      354,838-
        Finished goods . . . . . . . . . . . .     2,434,176-    2,475,814-
                                                  ----------    ----------
             Total . . . . . . . . . . . . . .     3,068,585-    3,151,388-
        Allowance for slow-moving inventories.      (911,915)-    (912,952)-
                                                  ----------    ----------
             Total . . . . . . . . . . . . . .    $2,156,670-   $2,238,436-
                                                  ----------    ----------
                                                  ----------    ----------

K-3 PRODUCT LINE ACQUISITION:

ART acquired from Astro-Med, Inc. the K-3 product family of hemodynamic systems for the cath lab. ART has been the exclusive distributor in the U.S., Canada, Eastern Block countries, Russia since December, 1995. The K-3 cath lab product line will now be sold worldwide by ART. It is a fully optioned, competitive state-of-the-art system with a price benchmark significantly less than similar systems on the market. The system is currently installed in locations overseas and locations in the U.S. ART's gross margins series on K-3 sales will improve significantly over margins under the previous distribution agreements.

ART has signed a letter of intent to acquire JANCO INC. (PLASTICS DIVISION) AND J-PAC CORP., a privately held contract manufacturer of plastic products, including medical health care products, packaging and clean room packaging services. The operations are located in Dover, New Hampshire, near ART's Micron Products subsidiary. The purchase price of approximately $6.0 million, is subject to future earnings targets, and will include cash and stock. The completion of the transaction is subject to among other conditions, completion of due diligence, and obtaining satisfactory financing. Current plans include obtaining both senior secured bank debt and unsecured subordinated debt financing. ART estimates that on a pro forma basis Janco will contribute annualized sales after the acquisition of approximately $8.0 million and earnings per share should increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of approximately $2,575,000. At March 31, 1997, the Company had a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus .75% (9% at March 31, 1997). The working capital line of credit matures September 30, 1997 and had an outstanding balance of approximately $493,000 at March 31, 1997. The Company's lines of credit are its primary source of operating funds and liquidity.

     Capital expenditures during the first three months of 1997 were approximately $268,000 compared to $136,000 in 1996. Capital expenditures have increased in the first quarter of 1997 compared to 1996 as a result of additional equipment acquired by Micron Products Inc. Micron has also made deposits, and advances of approximately $400,000 (included in Other Assets) for a proposed new waste-water treatment and filtration system which will be installed in the next twelve months, and other equipment to be delivered in 1997. Capital expenditures are expected to be higher in 1997 than they were in 1996. Normal capital expenditures are funded from operating cash flows and capital projects, such as the proposed new waste-water treatment and filtration system are typically financed by capital equipment leases. The waste water treatment facility equipment is expected to cost $500,000 which will be financed by a bank facility.

RESULTS OF OPERATIONS

     REVENUES for the first quarter ended March 31, 1997 decreased approximately 28% when compared to the first quarter ended March 31, 1996. The reason for the reduced sales revenues is that 1996 was the final year in which ART will act as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc. In 1997, ART will not report the gross revenues nor the related cost of sales for EP products except for certain carry over orders shipped in 1997 of approximately $730,000. EP product sales and cost of sales approximated $2,916,000 and $2,661,000, respectively for the three months ended March 31, 1996. During 1997, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. During 1998, ART will receive a commission of 4% on CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales, and 25% of the commissions. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

     Revenues from sales of ECG sensors increased 5% the quarter ended March 31, 1997, as compared to the same period in 1996. The increase in sensor sales is due to increased demand in the domestic market. Pricing on all products remained approximately the same for the first quarter of 1997 as compared to 1996. The sales mix for the Company has changed with ECG sensors making up a greater proportion of sales and the related cost of sales, as a result of the reduction in EP product sales.

                                           FIRST QUARTER
                                           -------------
                                 1997         %       1996         %
                              ------------   ---    ----------    ---
               Domestic . . . $ 2,636,889-    68    $3,626,151-    67
               Foreign. . . .   1,236,642-    32     1,806,707-    33
                              ------------   ---    ----------    ---
               Total. . . . . $ 3,873,531-   100    $5,432,858-   100
                              ------------   ---    ----------    ---
                              ------------   ---    ----------    ---

     COST OF SALES decreased significantly for the quarter ended March 31, 1997, as compared to the same period in 1996 because of the reduced EP sales as noted above. Overhead costs for the first quarter ended March 31, 1997, decreased as compared to the same period of the prior year due to lower than normal overtime, maintenance, and utility costs. Overhead costs have remained consistent for the three months March 31, 1997 as compared to 1996. Cost of sales as a percent of sales is expected to remain similar for the remainder of the year.

     SELLING AND MARKETING expenses have decreased as a percent of sales during the first quarter ended March 31, 1997 as compared to the same period for 1996. The decrease is due primarily to lower marketing costs related to the Astro-Med/ ART K3 cardiac catheterization Lab. The primary components of marketing and selling expenses for the first quarter and ended March 31, 1997 are salaries and trade show expenses. The current level of marketing operations is expected to increase for the remainder of the year as a result of the acquisition of the K-3 product line and increased worldwide marketing and sales efforts.

     GENERAL AND ADMINISTRATIVE expenses have increased comparable for the first quarter and ended March 31, 1997, as compared to 1996 primarily because of higher environmental monitoring costs. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

     RESEARCH AND DEVELOPMENT expenses have increased slightly for the first quarter and ended March 31, 1997, as compared to the same period in 1996. The increase is due primarily to higher travel costs. The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                              ARRHYTHMIA RESEARCH TECHNOLOGY, INC.


                              /s/ E. P. Marinos


                              E. P. Marinos, President and
                              Chief Executive and Financial Officer



                              /s/  Anthony A. Cetrone,
                              President, Micron Products Inc.
                              Chairman of the Board

May   , 1997