Form 10-Q
period 1997-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1997-08-14
CIK 819689

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

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

As of August 1, 1997 there were 3,563,101 shares of common stock outstanding. This report consists of 10 pages.

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  FORM 10-Q

June 30, 1997

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .3

    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .3
    CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . .3
    CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . .4
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . . . . .5
    CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . .6
    SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . .7
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . .8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 10

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 10
    Item 2.  Changes in Securities - none. . . . . . . . . . . . . . . . . 10
    Item 3.  Defaults Upon Senior Securities - none. . . . . . . . . . . . 10
    Item 4.  Submission of Matters to a Vote of Security Holders - none. . 10
    Item 5.  Other Information - none. . . . . . . . . . . . . . . . . . . 10
    Item 6.  Exhibits and Reports on Form 8-K - none . . . . . . . . . . . 10
    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          June 30,    December 31,
                                   ASSETS                                                   1997          1996
                                                                                        -----------  -------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  413,948  $   232,135
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $29,608 and $29,864 . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,757,147    4,447,624
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,581,991    2,238,436
  Deposits, prepaid expenses and other current assets. . . . . . . . . . . . . . . .       267,125      164,879
                                                                                        ----------  -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,020,211    7,083,074

Property and equipment, net of accumulated depreciation of $2,029,283 and
       $1,744,302. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,151,715    3,177,862
Patent, software development costs, net of accumulated amortization of $408,192
       and $394,122. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,333       99,613
Goodwill, net of accumulated amortization of $564,963 and $504,448 . . . . . . . . .     1,943,110    1,818,625
Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       493,767      493,767
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86,217      291,298
                                                                                        ----------  -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $12,795,353  $12,964,239
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   921,558  $ 1,158,660
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . .       196,806      256,327
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,355,495    2,390,188
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        57,587       34,161
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       428,784      353,101
                                                                                        ----------  -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,960,230    4,192,437

Bonds payable, and other long-term debt, net of current maturities . . . . . . . . .     1,465,916      671,915
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,965       87,706
                                                                                        ----------  -----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,514,111    4,952,058
                                                                                        ----------  -----------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued. . . . . .             -            -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,792       36,792
Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,909,307    8,909,307
Treasury stock, 116,115 shares at cost . . . . . . . . . . . . . . . . . . . . . . .      (878,786)    (878,786)
Unearned ESOP compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (103,562)    (124,991)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       317,491       69,859
                                                                                        ----------  -----------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,281,242    8,012,181
                                                                                        ----------  -----------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . .   $12,795,353  $12,964,239
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                The accompanying notes are an integral part of the consolidated financial statements.

                ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended June 30,  Six Months Ended June 30,
                                        ---------------------------  -------------------------
                                             1997         1996           1997         1996
                                          ----------   ----------     ----------    ----------
Net sales. . . . . . . . . . . . . . .    $2,829,610   $6,670,317     $6,703,141   $12,103,175
Cost of sales. . . . . . . . . . . . .     1,784,481    5,493,525      4,522,616     9,850,088
                                          ----------   ----------     ----------    ----------

Gross profit . . . . . . . . . . . . .     1,045,129    1,176,792      2,180,525     2,253,087
                                          ----------   ----------     ----------    ----------

Selling and marketing. . . . . . . . .       170,913      146,393        311,867       297,093
General and administrative . . . . . .       556,335      595,686      1,139,879     1,151,062
Research and development . . . . . . .        77,077       42,146        123,296        85,228
Amortization of goodwill . . . . . . .        31,799       28,716         60,515        57,432
                                          ----------   ----------     ----------    ----------
Total expenses . . . . . . . . . . . .       836,124      812,941      1,635,557     1,590,815
                                          ----------   ----------     ----------    ----------

Income from operations . . . . . . . .       209,005      363,851        544,968       662,272

Other income (expense):
  Interest expense . . . . . . . . . .       (59,998)     (79,701)      (112,193)     (144,395)
  Other. . . . . . . . . . . . . . . .        (1,913)      (2,005)        (5,668)       (3,360)
                                          ----------   ----------     ----------    ----------

Income before income taxes . . . . . .       147,094      282,145        427,107       514,517
Income taxes . . . . . . . . . . . . .       (66,301)    (143,437)      (179,475)     (268,977)
                                          ----------   ----------     ----------    ----------

Net income . . . . . . . . . . . . . .    $   80,793   $  138,708     $  247,632   $   245,540
                                          ----------   ----------     ----------    ----------
                                          ----------   ----------     ----------    ----------

Net income per share . . . . . . . . .    $     0.02   $     0.04     $     0.07   $      0.07
                                          ----------   ----------     ----------    ----------
                                          ----------   ----------     ----------    ----------

Weighted average number of common
  and dilutive common equivalent
  shares outstanding . . . . . . . . .     3,563,101    3,563,101      3,563,101     3,592,443
                                          ----------   ----------     ----------    ----------
                                          ----------   ----------     ----------    ----------

     The accompanying notes are an integral part of the consolidated financial statements

          ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                Net        Retained
                                    Common Shares      Additional                Unearned    Unrealized    Earnings
                                 -------------------    Paid-in     Treasury       ESOP      Securities  (Accumulated
                                   Number    Amount     Capital       Stock    Compensation     Gains       Deficit)      Total
                                 ---------   -------   ----------   ---------  ------------  ----------  ------------   ----------
January 1, 1995................  3,613,035   $36,622   $8,002,299   $(363,939)   $(210,705)   $ 53,130    $(1,671,946)  $5,845,461
Exercise of options............     17,000       170       67,830                                                           68,000
Issuance of warrants...........                           202,000                                                          202,000
Maturity and repurchases of
  redeemable common stock......                           627,132                                                          627,132
ESOP payments..................                                                     42,857                                  42,857
Treasury stock purchase........    (65,524)                          (504,801)                                            (504,801)
Unrealized securities gain.....                                                                (53,130)                    (53,130)
Net loss.......................                                                                             1,125,226    1,125,226
                                 ---------   -------   ----------   ---------    ---------    --------    -----------   ----------
December 31, 1995..............  3,564,511    36,792    8,899,261    (868,740)    (167,848)          0       (546,720)   7,352,745
Exercise of options............
Maturity and repurchases of
  redeemable common stock......                            10,046                                                           10,046
ESOP Payments..................                                                     42,857                                  42,857
Treasury stock purchase........     (1,410)                           (10,046)                                             (10,046)
Sale of securities.............                                                                                                  0
Net income.....................                                                                               616,579      616,579
                                 ---------   -------   ----------   ---------    ---------    --------    -----------   ----------
December 31, 1996..............  3,563,101    36,792    8,909,307    (878,786)    (124,991)          0         69,859    8,012,181
ESOP Payments..................                                                     21,429                                  21,429
Net income.....................                                                                               247,632      247,632
June 30, 1997 (Unaudited)......  3,563,101   $36,792   $8,909,307   $(878,786)   $(103,562)   $      0    $   317,491   $8,281,242
                                 ---------   -------   ----------   ---------    ---------    --------    -----------   ----------
                                 ---------   -------   ----------   ---------    ---------    --------    -----------   ----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six months ended June 30,
                                                                                    -------------------------
                                                                                       1997           1996
                                                                                    ----------      ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  247,632      $ 245,540
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         284,981        241,324
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,585         76,610
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             259         30,844
  Changes in assets and liabilities (net of effect of acquisitions):
    Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . .       1,690,477       (633,171)
    Deposits, prepaid expenses and other current assets. . . . . . . . . . . .        (102,246)         4,000
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (178,555)       486,734
    Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .        (959,010)      (432,813)
    Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,426        121,414
    Bonds payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,000         16,370
    Payable to related parties . . . . . . . . . . . . . . . . . . . . . . . .                        (24,065)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         205,081         91,455
                                                                                    ----------      ---------

Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       1,310,630        224,242
                                                                                    ----------      ---------

Cash flows provided by (used in) investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (858,834)      (177,874)
  Astro-Med acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,000)
  Newmark acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (200,000)
  Patent and software development expenditures . . . . . . . . . . . . . . . .         (14,790)        (6,972)
                                                                                    ----------      ---------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . .      (1,123,624)      (184,846)
                                                                                    ----------      ---------

Cash flows provided by (used in) financing activities:
  Net repayments of revolving credit facilities. . . . . . . . . . . . . . . .        (237,102)      (211,924)
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .                        (10,047)
  Reduction of unearned ESOP compensation. . . . . . . . . . . . . . . . . . .          21,429         21,429
  Principal proceeds on long term debt, net. . . . . . . . . . . . . . . . . .         400,000
  Principal payments on long-term debt, net. . . . . . . . . . . . . . . . . .        (189,520)      (210,736)
                                                                                    ----------      ---------

    Net cash provided by (used in) financing activities. . . . . . . . . . . .          (5,193)      (411,278)
                                                                                    ----------      ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .         181,813       (371,882)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .         232,135        397,799
                                                                                    ----------      ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .      $  413,948      $  25,917
                                                                                    ----------      ---------
                                                                                    ----------      ---------


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Astro-med acquisition and related note payable. . . . . . . . . . . . . .      $  300,000
     Newmark acquisition and related note payable. . . . . . . . . . . . . . .         200,000
                                                                                    ----------
        Total non-cash activity. . . . . . . . . . . . . . . . . . . . . . . .      $  500,000
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

INVENTORIES:

    Inventories consist of the following as of:

                                                       JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                      ----------   ------------
           Raw materials..........................    $  247,536    $  320,736
           Work-in-process........................       782,746       354,838
           Finished goods.........................     2,445,573     2,475,814
                                                      ----------    ----------
              Total...............................     3,475,855     3,151,388
           Allowance for slow-moving inventories..      (893,864)     (912,952)
                                                      ----------    ----------
              Total...............................    $2,581,991    $2,238,436
                                                      ----------    ----------
                                                      ----------    ----------

RECENT PRONOUNCEMENTS:

In February of 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of SFAS No. 128 will have a material effect on its financial statements.

In February 1997, the FASB issued FASB Statement No. 129 "Disclosure of Information About Capital Structure" ("SFAS No. 129") which establishes disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of SFAS No. 129 will have a material effect on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS no. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

PRODUCT LINE ACQUISITIONS:

ART acquired from Astro-Med, Inc. the K-3 product family of hemodynamic systems for the cath lab. ART has been the exclusive distributor in the U.S., Canada, Eastern Block countries and Russia since December, 1995. The K-3 cath lab product line will now be sold worldwide by ART. It is a fully optioned, competitive state-of-the-art system with a price benchmark significantly less than similar systems on the market. The system is currently installed in locations overseas and locations in the U.S. ART's gross margins on K-3 sales will improve significantly over margins under the previous distribution agreement. In addition, ART has contracted with a third party developer to convert the K-3 operating software from a DOS platform to a Windows platform in order to respond to changes in the marketplace and meet customer needs. Completion of this software conversion is expected in the first quarter of 1998.

ART'S Micron Products Inc. ("Micron") subsidiary acquired a product line from Newmark related to its high-speed electrode assembly machines. Newmark will continue to manufacture and service the machines for one year. The acquisition of this product line is consistent with ART's long-term growth strategy into related product and market areas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of approximately $3,060,000. At June 30, 1997, the Company had a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron which bears interest at prime plus .75% (9.25% at June 30, 1997). The working capital line of credit matures September 30, 1997 and had an outstanding balance of approximately $922,000 at June 30, 1997. The Company's lines of credit are its primary source of operating funds and liquidity. The Company is currently negotiating and expects to obtain an extension on the line of credit.

Capital expenditures excluding assets acquired in asset purchase agreements during the first six months of 1997 were approximately $859,000 compared to $178,000 in 1996. Capital expenditures have increased in the first six months of 1997 compared to 1996 as a result of additional equipment acquired by Micron in the installation of a waste-water treatment and filtration system completed in the second quarter. Capital expenditures are expected to be higher in 1997 than they were in 1996. Normal capital expenditures are funded from operating cash flows and capital projects, such as the new waste-water treatment and filtration system, are typically financed by capital equipment leases. The waste water treatment facility equipment was purchased at a cost of $480,000 of which $400,000 was financed by a bank
facility.   This note is payable in equal monthly installments over four years and bears interest at a rate of prime plus .75% (9.25% at June 30, 1997).

The Astro-Med and Newmark product line acquisitions were financed in part through seller originated notes of $300,000 and $200,000 respectively. The Astro-Med note bears interest at a rate of 8% per annum with quarterly interest only payments in the first year beginning on June 30, 1997. Principal and interest payments are due quarterly thereafter to amortize the note in full by the April 30, 2000. The promissory note with Newmark is non interest bearing and is payable in twenty equal installments beginning in May 1997.

    RESULTS OF OPERATIONS

REVENUES for the six months ended June 30, 1997 decreased approximately 45% when compared to the six months ended June 30, 1996. The reason for the reduced sales revenues is that 1996 was the final year in which ART acted as the exclusive distributor for CardioLab products under its contract with their manufacturer, Prucka Engineering, Inc. In 1997, ART will not report the gross revenues nor the related cost of sales for CardioLab products except for certain carry over orders shipped in 1997 of approximately $872,000. CardioLab product sales and cost of sales approximated $7,134,000 and $6,568,000, respectively for the six months ended June 30, 1996. During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioLab sales that exceed $10,000,000 in any given year.

Revenues from sales of ECG sensors increased 8% for the six months ended June 30, 1997, as compared to the same period in 1996. The increase in sensor sales is due to increased demand in the international market. Pricing on all products remained approximately the same for the first six months of 1997 as compared to 1996. The sales mix for the Company has changed with ECG sensors making up a greater proportion of sales and the related cost of sales, as a result of the reduction in CardioLab sales.

                                    SECOND QUARTER                            FIRST SIX MONTHS
                         -------------------------------------     ------------------------------------
                            1997       %         1996       %        1997        %       1996        %
                         ----------   ---     ----------   ---     ----------   ---   -----------   ---
Domestic.............    $1,625,218    57     $4,329,663    65     $4,262,107    63   $ 7,926,360    65
Foreign..............     1,204,392    43      2,340,654    35      2,441,034    37     4,176,815    35
                         ----------   ---     ----------   ---     ----------   ---   -----------   ---
Total................    $2,829,610   100     $6,670,317   100     $6,703,141   100   $12,103,175   100
                         ----------   ---     ----------   ---     ----------   ---   -----------   ---
                         ----------   ---     ----------   ---     ----------   ---   -----------   ---

COST OF SALES decreased significantly for the six months ended June 30, 1997, as compared to the same period in 1996 because of the reduced CardioLab sales as noted above. Overhead costs for the six months ended June 30, 1997, increased slightly as compared to the same period of the prior year due higher maintenance, environmental and utility costs. The increased costs were in preparation for an ISO 9000 certification which was obtained in the second quarter. Cost of sales as a percent of sales is expected to remain similar for the remainder of the year.

SELLING AND MARKETING expenses have increased as a percent of sales during the six months ended June 30, 1997 as compared to the same period for 1996. The increase is due primarily to higher rebates at Micron. The primary components of marketing and selling expenses for the six months ended June 30, 1997 are salaries and trade show expenses. The current level of marketing operations is expected to continue to increase for the remainder of the year as a result of the acquisition of the K-3 product line and increased worldwide marketing and sales efforts.

GENERAL AND ADMINISTRATIVE expenses have decreased slightly for the six months ended June 30, 1997, as compared to 1996 primarily because of lower administrative costs. These lower costs are in part offset by increased
environmental monitoring expenses.   The primary components of general and
administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

RESEARCH AND DEVELOPMENT expenses have increased slightly for the six months ended June 30, 1997, as compared to the same period in 1996. The increase is due primarily to higher outside consulting fees and software development.
The thrust of the research and development effort is to develop new software applications for existing signal averaging products and new products utilizing the patented Simson method of signal averaging.

    SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1996, plaintiffs Susan and Kevin McGann filed suit in the Philadelphia Court of Common Pleas naming 216 defendants, including ART and Micron Medical Products Inc. ("MMPI"). Plaintiff Susan McGann claims to be suffering Type-1 latex allergy as a result of having worn latex gloves in connection with her duties as an emergency room nurse from June, 1990. A dissolved subsidiary of MMPI at one time distributed latex gloves. MMPI was merged with and into Micron in 1993. The complaint involves allegations of negligence, strict liability, breach of implied warranty of merchantability, breach of implied warranty of fitness for a particular purpose, breach of express warranty, misrepresentation, fraudulent concealment, and violation of unfair trade practice/consumer protection laws. In July, 1997 the Plaintiff executed Stipulations of Discontinuance as to Fewer than All Parties for ART and MMPI.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K

      None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.


SID BARBANEL, PRESIDENT




ANTHONY A. CETRONE,
President, Micron Products Inc.
Chairman of the Board

August 13, 1997