Form 10-Q
period 1997-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1997-11-13
CIK 819689

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997 or

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

As of November 6, 1997 there were 3,563,101 shares of common stock outstanding.

This report consists of 10 pages.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FORM 10-Q
September 30, 1997

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .  3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . .  3
  CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . .  3
  CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . .  4
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . . . . . .  5
  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . .  6
  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . .  7
  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . . .  8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 10

  Item 1.  Legal Proceedings - none. . . . . . . . . . . . . . . . . . . 11
  Item 2.  Changes in Securities - none. . . . . . . . . . . . . . . . . 11
  Item 3.  Defaults Upon Senior Securities - none. . . . . . . . . . . . 11
  Item 4.  Submission of Matters to a Vote of Security Holders - none. . 11
  Item 5.  Other Information - none. . . . . . . . . . . . . . . . . . . 11
  Item 6.  Exhibits and Reports on Form 8-K - none . . . . . . . . . . . 11
  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 1.  FINANCIAL STATEMENTS

         ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                 September 30,     December 31,
                      ASSETS                         1997              1996
                                                 -------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . .      $   572,393      $   232,135
  Trade accounts receivable. . . . . . . . .        2,538,074        4,447,624
  Inventories. . . . . . . . . . . . . . . .        2,093,113        2,238,436
  Deposits, prepaid expenses and other
    current assets . . . . . . . . . . . . .          209,261          164,879
                                                  -----------      -----------
    Total current assets . . . . . . . . . .        5,412,841        7,083,074

Property and equipment . . . . . . . . . . .        4,546,906        3,177,862
Patent, software development costs . . . . .           93,000           99,613
Goodwill . . . . . . . . . . . . . . . . . .        1,911,310        1,818,625
Deferred income taxes. . . . . . . . . . . .          493,767          493,767
Other. . . . . . . . . . . . . . . . . . . .           70,519          291,298
                                                  -----------      -----------
    Total assets . . . . . . . . . . . . . .      $12,528,343      $12,964,239
                                                  -----------      -----------
                                                  -----------      -----------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities. . . . . . . .      $   711,763      $ 1,158,660
  Current maturities of long-term debt . . .          104,940          256,327
  Accounts payable . . . . . . . . . . . . .        1,111,325        2,390,188
  Income taxes payable . . . . . . . . . . .          147,785           34,161
  Payable to related parties . . . . . . . .
  Accrued liabilities. . . . . . . . . . . .          474,618          353,101
                                                  -----------      -----------
    Total current liabilities. . . . . . . .        2,550,431        4,192,437

Bonds payable. . . . . . . . . . . . . . . .        1,477,915          671,915
Deferred revenue . . . . . . . . . . . . . .           58,484           87,706
                                                  -----------      -----------
    Total liabilities. . . . . . . . . . . .        4,086,830        4,952,058
                                                  -----------      -----------
Commitments & Contingencies. . . . . . . . .               -               -

Shareholders' equity:
  Serial preferred stock . . . . . . . . . .               -               -
  Common stock, $.01 par value; 10,000,000
      shares authorized; 3,679,216 issued. .           36,792           36,792
Additional paid-in-capital . . . . . . . . .        8,909,307        8,909,307
Treasury stock, 116,115 shares at cost . . .         (878,786)        (878,786)
Unearned ESOP compensation . . . . . . . . .          (92,848)        (124,991)
Retained earnings. . . . . . . . . . . . . .          467,048           69,859
                                                  -----------      -----------
    Total shareholders' equity . . . . . . .        8,441,513        8,012,181
                                                  -----------      -----------
    Total liabilities and shareholders' equity    $12,528,343      $12,964,239
                                                  -----------      -----------
                                                  -----------      -----------

                 The accompanying notes are an integral part of
                      the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         --------------------------------    -------------------------------
                                              1997                1996            1997             1996
                                         ------------       ------------     ------------     -------------
Net sales. . . . . . . . . . . . . . . . $  2,825,939       $  6,464,147     $  9,529,080     $  18,567,323
Cost of sales. . . . . . . . . . . . . .    1,655,159          5,112,182        6,177,775        14,962,270
                                         ------------       ------------     ------------     -------------
Gross profit . . . . . . . . . . . . . .    1,170,780          1,351,965        3,351,305         3,605,053
                                         ------------       ------------     ------------     -------------
Selling and marketing. . . . . . . . . .      161,906            159,779          473,773           456,873
General and administrative . . . . . . .      544,601            541,433        1,684,480         1,692,823
Research and development . . . . . . . .      133,130             41,368          256,426           126,596
Amortization of goodwill . . . . . . . .       31,800             28,716           92,315            86,148
                                         ------------       ------------     ------------     -------------
Total expenses . . . . . . . . . . . . .      871,437            771,296        2,506,994         2,362,440
                                         ------------       ------------     ------------     -------------
Income from operations . . . . . . . . .      299,343            580,669          844,311         1,242,613

Other income (expense):
  Interest expense . . . . . . . . . . .      (64,664)           (67,338)        (176,857)         (211,733)
  Other. . . . . . . . . . . . . . . . .         (521)            (3,953)          (6,189)           (7,313)
                                         ------------       ------------     ------------     -------------
Income before income taxes . . . . . . .      234,158            509,378          661,265         1,023,567
Income taxes . . . . . . . . . . . . . .      (84,601)          (227,632)        (264,076)         (496,609)
                                         ------------       ------------     ------------     -------------
Net income . . . . . . . . . . . . . . . $    149,557       $    281,746     $    397,189     $     526,958
                                         ------------       ------------     ------------     -------------
                                         ------------       ------------     ------------     -------------
Net income per share . . . . . . . . . . $       0.04       $       0.08     $       0.11     $        0.15
                                         ------------       ------------     ------------     -------------
                                         ------------       ------------     ------------     -------------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding . . . . . . . . . .    3,563,101          3,563,101        3,563,101         3,563,414
                                         ------------       ------------     ------------     -------------
                                         ------------       ------------     ------------     -------------

               The accompanying notes are an integral part of
                   the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               Net          Retained
                                      Common Shares     Additional              Unearned    Unrealized      Earnings
                                   ------------------     Paid-in    Treasury     ESOP      Securities   (Accumulated
                                     Number    Amount     Capital     Stock    Compensation    Gains        Deficit)       Total
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------
January 1, 1995. . . . . . . . .   3,613,035  $36,622   $8,002,299  $(363,939)  $(210,705)   $ 53,130     $(1,671,946)  $5,845,461
Exercise of options. . . . . . .      17,000      170       67,830                                                          68,000
Issuance of warrants . . . . . .                           202,000                                                         202,000
Maturity and repurchases of
 redeemable common stock . . . .                           627,132                                                         627,132
ESOP payments. . . . . . . . . .                                                   42,857                                   42,857
Treasury stock purchase. . . . .     (65,524)                        (504,801)                                            (504,801)
Unrealized securities gain . . .                                                              (53,130)                     (53,130)
Net income . . . . . . . . . . .                                                                            1,125,226    1,125,226
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------
December 31, 1995. . . . . . . .   3,564,511   36,792    8,899,261   (868,740)   (167,848)          0        (546,720)   7,352,745
Exercise of options. . . . . . .
Maturity and repurchases of
  redeemable common stock. . . .                            10,046                                                          10,046
ESOP payments. . . . . . . . . .                                                  42,857                                    42,857
Treasury stock purchase. . . . .      (1,410)                         (10,046)                                             (10,046)
Sale of securities . . . . . . .                                                                                                 0
Net income . . . . . . . . . . .                                                                              616,579      616,579
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------
December 31, 1996. . . . . . . .   3,563,101   36,792    8,909,307   (878,786)   (124,991)          0          69,859    8,012,181
ESOP payments. . . . . . . . . .                                                   32,143                                   32,143
Net income . . . . . . . . . . .                                                                              397,189      397,189
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------
September 30, 1997 . . . . . . .   3,563,101  $36,792   $8,909,307  $(878,786)  $  92,848    $      0     $   467,048   $8,441,513
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------
                                   ---------  -------   ----------  ---------  ------------  ---------    -----------   ----------

               The accompanying notes are an integral part of
                   the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                           1997          1996
                                                        -----------   ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $   397,189   $  526,958
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .        438,433      333,604
    Amortization . . . . . . . . . . . . . . . . . .        113,719      115,555
  Changes in assets and liabilities:
    Trade and other accounts receivable, net . . . .      1,909,550     (995,430)
    Deposits, prepaid expenses and other
      current assets . . . . . . . . . . . . . . . .        (44,382)       4,000
    Inventories, net of effect of acquisition
      of $165,000. . . . . . . . . . . . . . . . . .        310,323    1,018,040
    Accounts payable and accrued liabilities . . . .     (1,157,346)    (291,629)
    Income taxes payable . . . . . . . . . . . . . .        113,624      239,045
    Bonds and accrued interest payable . . . . . . .         36,000
    Deferred revenue . . . . . . . . . . . . . . . .        (29,222)      44,722
    Payable to related parties . . . . . . . . . . .                     (30,899)
    Other assets . . . . . . . . . . . . . . . . . .        220,779      123,075
                                                        -----------   ----------
Net cash provided by operating activities. . . . . .      2,308,667    1,087,041
                                                        -----------   ----------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . .     (1,407,477)    (584,458)
  Astro-Med acquisition. . . . . . . . . . . . . . .        (50,000)
  Newmark acquisition. . . . . . . . . . . . . . . .       (200,000)
  Patent and software development expenditures . . .        (14,791)     (15,718)
                                                        -----------   ----------
    Net cash used in investing activities. . . . . .     (1,672,268)    (600,176)
                                                        -----------   ----------
Cash flows from financing activities:
  Net repayments of revolving credit facilities. . .       (446,897)    (454,374)
  Purchase of treasury stock . . . . . . . . . . . .                     (10,047)
  Reduction of unearned ESOP compensation. . . . . .         32,143       32,143
  Principal proceeds on long term debt, net. . . . .        400,000
  Principal payments on long-term debt, net. . . . .       (281,387)    (294,870)
                                                        -----------   ----------
    Net cash used in financing activities. . . . . .       (296,141)    (727,148)
                                                        -----------   ----------
Net increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . . . . .        340,258     (240,283)
Cash and cash equivalents at beginning of period . .        232,135      397,799
                                                        -----------   ----------

Cash and cash equivalents at end of period . . . . .    $   572,393   $  157,516
                                                        -----------   ----------
                                                        -----------   ----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Astro-med acquisition and related note payable.    $   300,000
     Newmark acquisition and related note payable. .        200,000
                                                        -----------
        Total non-cash activity. . . . . . . . . . .    $   500,000
                                                        -----------
                                                        -----------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
          SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in Arrhythmia Research Technology, Inc.'s ("ART" or the "Company") most recent Form 10-K covering the year ended December 31, 1996.

The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented. Interim results are subject to year-end adjustments and an audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:

                                   SEPTEMBER 30,        DECEMBER 31,
                                       1997                 1996
                                   -------------        ------------
     Raw materials . . . . . . .    $  249,565          $  320,736
     Work-in-process . . . . . .       335,206             354,838
     Finished goods. . . . . . .     2,394,619           2,475,814
                                    ----------          ----------
                                     2,979,390           3,151,388
     Allowance for slow-moving
        inventories. . . . . . .      (886,277)           (912,952)
                                    ----------          ----------
           Total . . . . . . . .    $2,093,113          $2,238,436
                                    ----------          ----------
                                    ----------          ----------

RECENT PRONOUNCEMENTS:

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Management does not believe the implementation of SFAS No. 128 will have a material effect on its financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure" ("SFAS No. 129") which establishes disclosure requirements for an entity's capital structure. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management does not believe the implementation of SFAS No. 129 will have a material effect on its financial statements.

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

                ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

PRODUCT LINE ACQUISITIONS:

In the second quarter of 1997, ART acquired the K-3 product family of hemodynamic systems for the cath lab from Astro-Med, Inc. ART has been the exclusive distributor of the K-3 product family in the U.S., Canada, Eastern Block countries and Russia since December, 1995. The K-3 cath lab product line will now be sold worldwide by ART. It is a fully optioned, competitive state-of-the-art system with a price benchmark significantly less than similar systems on the market. The system is currently installed in locations overseas and in the U.S. ART's gross margins on K-3 sales will improve over margins under the previous distribution agreement. In addition, ART has contracted with a third party developer to convert the K-3 operating software from a DOS platform to a Windows platform in order to respond to changes in
the marketplace and meet customer needs.   Completion of this software
conversion is expected in the first quarter of 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had working capital of approximately $2,862,000 and a $3,500,000 working capital line of credit with a commercial bank, collateralized by accounts receivable and inventory of ART and Micron, bearing interest at prime plus .75% (9.25% at September 30, 1997). The working capital line of credit matures December 15, 1999 and had an outstanding balance of approximately $712,000 at September 30, 1997. For the nine months ended September 30, 1997, the Company generated positive operating cash flows of approximately $2,309,000 as compared to positive operating cash flows of approximately $1,087,000 for the nine months ended September 30, 1996. The increase in operating cash flows has been driven primarily by improved collections on trade and other accounts receivable.

Capital expenditures excluding assets acquired in asset purchase agreements during the first nine months of 1997 were approximately $1,407,000 compared to approximately $584,000 in 1996. Capital expenditures have increased in the first nine months of 1997 compared to 1996 as a result of additional equipment acquired by Micron in the installation of a waste-water treatment
and filtration system completed in the second quarter.    Capital
expenditures are expected to be higher in 1997 than they were in 1996.
Normal capital expenditures are funded from operating cash flows and capital projects, such as the new waste-water treatment and filtration system, are typically financed through long term debt. The waste-water treatment facility equipment was purchased at a cost of $480,000 of which $400,000 was
financed by a bank facility.   This note is payable in equal monthly
installments over four years and bears interest at a rate of prime plus .75% (9.25% at September 30, 1997).

The Astro-Med and Newmark product line acquisitions were financed in part through seller originated notes of $300,000 and $200,000 respectively. The Astro-Med note bears interest at a rate of 8% per annum with quarterly interest only payments in the first year beginning on June 30, 1997. Principal and interest payments are due quarterly thereafter to amortize the note in full by the April 30, 2000. The promissory note with Newmark is non-interest bearing and is payable in twenty equal installments beginning in May 1997.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     RESULTS OF OPERATIONS

REVENUES for the three months ended September 30, 1997 decreased 56% when compared to the same period in the prior year, and revenues for the nine months ended September 30, 1997 decreased approximately 49% as compared to the same period in the prior year. The reason for the reduced sales revenue is that 1996 was the final year in which ART acted as the exclusive distributor for CardioLab products under its contract with their manufacturer, Prucka Engineering, Inc. For 1997, ART has not reported the gross revenues nor the related cost of sales for CardioLab products except for certain carry over orders shipped in 1997 of approximately $872,000. CardioLab product sales and cost of sales approximated $10,741,000 and $9,869,000, respectively for the nine months ended September 30, 1996.
During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling
of $10,000,000 in total annual net sales.   From January 1, 1999 through
December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioLab sales that exceed $10,000,000 in any given year.

Revenues from sales of ECG sensors increased 3% for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase in sensor sales is due to increased demand in the international market. Pricing on all products remained approximately the same for the third quarter and first nine months of 1997 as compared to 1996. The sales mix for the Company has changed with ECG sensors making up a greater proportion of sales and the related cost of sales, as a result of the reduction in CardioLab sales. For the nine months ended September 30, 1997, ECG sensor sales accounted for approximately 77% of total sales as compared to 39% for the nine months ended September 30, 1996.

The following table sets forth the domestic and foreign sales of the Company:

                                   THIRD QUARTER                          FIRST NINE MONTHS
                        ------------------------------------    -------------------------------------
                            1997      %        1996       %        1997       %        1996        %
                        ----------------    ----------------    ----------------    -----------------
Domestic . . . . . .    $1,661,007    59    $4,452,075    69    $5,867,785    62    $12,328,202    66
Foreign. . . . . . .     1,164,932    41     2,012,072    31     3,661,295    38      6,239,121    34
                        ----------   ---    ----------   ---    ----------   ---    -----------   ---
Total. . . . . . . .    $2,825,939   100    $6,464,147   100    $9,529,080   100    $18,567,323   100
                        ----------   ---    ----------   ---    ----------   ---    -----------   ---
                        ----------   ---    ----------   ---    ----------   ---    -----------   ---

COST OF SALES for the quarter and nine months ended September 30, 1997 decreased 68% and 59%, respectively, as compared to the same periods in 1996, because of significant improvements of silver yields in the manufacturing of ECG sensors and the reduced CardioLab sales as noted above. These lower costs were partially offset by increased overhead costs which have increased due to higher maintenance and utility costs. The increased costs were in preparation for an ISO 9001 certification, which will be obtained in the
fourth quarter.   Cost of sales as a percent of sales is expected to remain
similar for the remainder of the year.

SELLING AND MARKETING expenses as a percent of sales have increased 130% and 100% for the quarter and nine months ended September 30, 1997, compared to the third quarter and first nine months of 1996. The percentage increases are due primarily to reduced CardioLab sales as noted above. The primary components of marketing and selling expenses for the nine months ended September 30, 1997 are salaries and trade show expenses. The current level of marketing operations is expected to continue to increase for the remainder of the year as a result of the acquisition of the K-3 product line and increased worldwide marketing and sales efforts.

                ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     RESULTS OF OPERATIONS, CONTINUED

GENERAL AND ADMINISTRATIVE expenses have decreased slightly for the nine months ended September 30, 1997, as compared to 1996 primarily because of lower administrative costs. These lower costs are in part offset by
increased environmental monitoring expenses.   The primary components of
general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

RESEARCH AND DEVELOPMENT expenses have increased 230% for the quarter and 100% for the nine months ended September 30, 1997, as compared to the same periods in 1996. The increases are due primarily to higher outside consulting fees and software development expenses. The thrust of the research and development effort is to develop new software applications for existing signal averaging products, new products utilizing the patented Simson method of signal averaging, and upgrading the K-3 operating software from a DOS platform to a Windows platform.


     SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruption or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.



/s/ Sid Barbanel
SID BARBANEL,
President and Chief Executive Officer



/s/ Anthony A. Cetrone
ANTHONY A. CETRONE,
President, Micron Products Inc.
Chairman of the Board

November 6, 1997