Form 10-Q/A
period 1997-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1997-12-09
CIK 819689

                                     FORM 10-Q/A



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

As of December 9, 1997 there were 3,563,101 shares of common stock outstanding.

This report consists of 11 pages.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                     FORM 10-Q/A

September 30, 1997

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .3

   Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .3
   CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . .3
   CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . .4
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY. . . . . . . .5
   CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . .6
   SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .7
   Item 2.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . . . . . .8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 11

   Item 1.  Legal Proceedings - none . . . . . . . . . . . . . . . . . . . 11
   Item 2.  Changes in Securities - none . . . . . . . . . . . . . . . . . 11
   Item 3.  Defaults Upon Senior Securities - none . . . . . . . . . . . . 11
   Item 4.  Submission of Matters to a Vote of Security Holders - none . . 11
   Item 5.  Other Information - none . . . . . . . . . . . . . . . . . . . 11
   Item 6.  Exhibits and Reports on Form 8-K - none. . . . . . . . . . . . 11
   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

PART 1- FINANCIAL INFORMATION




                                                                                          September 30,     December 31,
                                     ASSETS                                                   1997              1996
                                                                                          ------------      ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     572,393     $     232,135
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $31,282 and $29,864 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,538,074         4,447,624
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,093,113         2,238,436
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        209,261           164,879
                                                                                          ------------      ------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,412,841         7,083,074

Property and equipment, net of accumulated depreciation of $2,182,735 and $1,744,302 .      4,407,369         3,177,862
Patent and software development costs, net of accumulated amortization of $415,526
       and $394,122. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         93,000            99,613
Goodwill, net of accumulated amortization of $596,763 and $504,448 . . . . . . . . . .      1,911,310         1,818,625
Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        493,767           493,767
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,519           291,298
                                                                                          ------------      ------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,388,806     $  12,964,239
                                                                                          ------------      ------------
                                                                                          ------------      ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     711,763     $   1,158,660
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        104,940           256,327
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,111,325         2,390,188
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,778            34,161
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        545,965           353,101
                                                                                          ------------      ------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,534,771         4,192,437

Bonds payable, and other long-term debt, net of current maturities . . . . . . . . . .      1,477,915           671,915
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,484            87,706
                                                                                          ------------      ------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,071,170         4,952,058
                                                                                          ------------      ------------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued. . . . . . .             -                 -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,792            36,792
Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,909,307         8,909,307
Treasury stock, 116,115 shares at cost . . . . . . . . . . . . . . . . . . . . . . . .       (878,786)         (878,786)
Unearned ESOP compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (92,848)         (124,991)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        343,171            69,859
                                                                                          ------------      ------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,317,636         8,012,181
                                                                                          ------------      ------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . .  $  12,388,806     $  12,964,239
                                                                                          ------------      ------------
                                                                                          ------------      ------------



                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                              --------------------------------     -------------------------------
                                                                     1997          1996                  1997           1996
                                                              ---------------  ---------------     --------------  ---------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . $     2,825,939  $  6,464,147        $    9,529,080  $  18,567,323
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .       1,774,946     5,112,182             6,297,562     14,962,270
                                                              ---------------  ---------------     --------------  ---------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . .       1,050,993     1,351,965             3,231,518      3,605,053
                                                              ---------------  ---------------     --------------  ---------------

Selling and marketing. . . . . . . . . . . . . . . . . . . .         161,906       159,779               473,773        456,873
General and administrative . . . . . . . . . . . . . . . . .         635,699       541,433             1,775,578      1,692,823
Research and development . . . . . . . . . . . . . . . . . .         133,130        41,368               256,426        126,596
Amortization of goodwill . . . . . . . . . . . . . . . . . .          31,800        28,716                92,315         86,148
                                                              ---------------  ---------------     --------------  ---------------

Total expenses . . . . . . . . . . . . . . . . . . . . . . .         962,535       771,296             2,598,092      2,362,440
                                                              ---------------  ---------------     --------------  ---------------

Income from operations . . . . . . . . . . . . . . . . . . .          88,458       580,669               633,426      1,242,613

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . .         (64,664)      (67,338)             (176,857)      (211,733)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            (521)       (3,953)               (6,189)        (7,313)
                                                              ---------------  ---------------     --------------  ---------------
Income before income taxes . . . . . . . . . . . . . . . . .          23,273       509,378               450,380      1,023,567
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .           2,407      (227,632)             (177,068)      (496,609)
                                                              ---------------  ---------------     --------------  ---------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . $        25,680  $    281,746       $       273,312 $      526,958
                                                              ---------------  ---------------     --------------  ---------------
                                                              ---------------  ---------------     --------------  ---------------

Net income per share . . . . . . . . . . . . . . . . . . . . $          0.01  $       0.08       $          0.08 $         0.15
                                                              ---------------  ---------------     --------------  ---------------
                                                              ---------------  ---------------     --------------  ---------------

Weighted average number of common
  and dilutive common equivalent
  shares outstanding . . . . . . . . . . . . . . . . . . . .       3,563,101     3,563,101             3,563,101      3,563,414
                                                              ---------------  ---------------     --------------  ---------------
                                                              ---------------  ---------------     --------------  ---------------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                 Net       Retained
                                   Common Shares         Additional                Unearned   Unrealized   Earnings
                               ----------------------     Paid-in     Treasury       ESOP     Securities (Accumulated
                                  Number     Amount       Capital      Stock     Compensation    Gains      Deficit)       Total
                               ------------ ---------   -----------  ----------  ------------ ---------- ------------  ------------
January 1, 1995..............    3,613,035 $  36,622   $  8,002,299 $  (363,939) $  (210,705) $  53,130 $ (1,671,946) $  5,845,461
Exercise of options..........       17,000       170         67,830                                                         68,000
Issuance of warrants.........                               202,000                                                        202,000
Maturity and repurchases of
  redeemable common stock....                               627,132                                                        627,132
ESOP payments................                                                         42,857                                42,857
Treasury stock purchase......      (65,524)                            (504,801)                                          (504,801)
Unrealized securities gain...                                                        (53,130)                              (53,130)
Net income...................                                                                               1,125,226    1,125,226
                               ------------ ----------- ------------ ------------ ------------ ---------- ------------ ------------
December 31, 1995............    3,564,511      36,792    8,899,261    (868,740)    (167,848)          0     (546,720)   7,352,745
Exercise of options..........
Maturity and repurchases of
  redeemable common stock....                                10,046                                                         10,046
ESOP payments................                                                         42,857                                42,857
Treasury stock purchase......       (1,410)                             (10,046)                                           (10,046)
Sale of securities...........                                                                                                    0
Net income...................                                                                                 616,579      616,579
                               ------------ ----------- ------------ ------------ ------------ ---------- ------------ ------------
December 31, 1996............    3,563,101      36,792    8,909,307    (878,786)    (124,991)          0       69,859    8,012,181
ESOP payments................                                                         32,143                                32,143
Net income...................                                                                                 273,312      273,312
                               ------------ ----------- ------------ ------------ ------------ ---------- ------------ ------------
September 30, 1997...........    3,563,101 $    36,792 $  8,909,307 $  (878,786) $   (92,848) $        0 $    343,171 $  8,317,636
                               ------------ ----------- ------------ ------------ ------------ ---------- ------------ ------------
                               ------------ ----------- ------------ ------------ ------------ ---------- ------------ ------------



                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended September 30,
                                                                                    1997             1996
                                                                               ---------------  ---------------
Cash flows from operating activities:
  Net income..............................................................    $       273,312  $       526,958
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................            438,433          333,604
    Amortization..........................................................            113,719          115,555
  Changes in assets and liabilities:
    Trade and other accounts receivable, net..............................          1,909,550         (995,430)
    Deposits, prepaid expenses and other current assets...................            (44,382)           4,000
    Inventories, net of effect of acquisition of $165,000.................            310,323        1,018,040
    Accounts payable and accrued liabilities..............................         (1,085,999)        (291,629)
    Income taxes payable..................................................             26,617          239,045
    Bonds and accrued interest payable....................................             36,000
    Deferred revenue......................................................            (29,222)          44,722
    Payable to related parties............................................                             (30,899)
    Other assets..........................................................            220,779          123,075
                                                                               ---------------  ---------------

Net cash provided by operating activities.................................          2,169,130        1,087,041
                                                                               ---------------  ---------------
Cash flows from investing activities:
  Capital expenditures....................................................         (1,267,940)        (584,458)
  Astro-Med acquisition...................................................            (50,000)
  Newmark acquisition.....................................................           (200,000)
  Patent and software development expenditures............................            (14,791)         (15,718)
                                                                               ---------------  ---------------
    Net cash used in investing activities.................................         (1,532,731)        (600,176)
                                                                               ---------------  ---------------
Cash flows from financing activities:
  Net repayments of revolving credit facilities...........................           (446,897)        (454,374)
  Purchase of treasury stock..............................................                             (10,047)
  Reduction of unearned ESOP compensation.................................             32,143           32,143
  Principal proceeds on long term debt, net...............................            400,000
  Principal payments on long-term debt, net...............................           (281,387)        (294,870)
                                                                               ---------------  ---------------

    Net cash used in financing activities.................................           (296,141)        (727,148)
                                                                               ---------------  ---------------
Net increase (decrease) in cash and cash equivalents......................            340,258         (240,283)
Cash and cash equivalents at beginning of period..........................            232,135          397,799
                                                                               ---------------  ---------------

Cash and cash equivalents at end of period................................    $       572,393  $       157,516
                                                                               ---------------  ---------------
                                                                               ---------------  ---------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Astro-med acquisition and related note payable                           $       300,000
     Newmark acquisition and related note payable                                     200,000
                                                                               ---------------
        Total non-cash activity                                               $       500,000
                                                                               ---------------
                                                                               ---------------



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

INVENTORIES:

    Inventories consist of the following as of:

                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------     ------------
      Raw materials..........................       $  249,565       $  320,736
      Work-in-process........................          335,206          354,838
      Finished goods.........................        2,394,619        2,475,814
                                                   ------------     ------------
                                                     2,979,390        3,151,388

      Allowance for slow-moving inventories..         (886,277)        (912,952)
                                                   ------------     ------------
        Total................................     $  2,093,113     $  2,238,436
                                                   ------------     ------------
                                                   ------------     ------------


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had working capital of approximately $2,878,000 and a $3,500,000 working capital line of credit with a commercial bank, collateralized by accounts receivable and inventory of ART and Micron, bearing interest at prime plus .75% (9.25% at September 30, 1997). The working capital line of credit matures December 15, 1999 and had an outstanding balance of approximately $712,000 at September 30, 1997. For the nine months ended September 30, 1997, the Company generated positive operating cash flows of approximately $2,169,000 as compared to positive operating cash flows of approximately $1,087,000 for the nine months ended September 30, 1996. The increase in operating cash flows has been driven primarily by improved collections on trade and other accounts receivable.

Capital expenditures excluding assets acquired in asset purchase agreements during the first nine months of 1997 were approximately $1,268,000 compared to approximately $584,000 in 1996. Capital expenditures have increased in the first nine months of 1997 compared to 1996 as a result of additional equipment acquired by Micron in the installation of a waste-water treatment and filtration
system completed in the second quarter.    Capital expenditures are expected to
be higher in 1997 than they were in 1996. Normal capital expenditures are funded from operating cash flows and capital projects, such as the new waste-water treatment and filtration system, are typically financed through long term debt. The waste-water treatment facility equipment was purchased at a cost
of $480,000 of which $400,000 was financed by a bank facility.   This note is
payable in equal monthly installments over four years and bears interest at a rate of prime plus .75% (9.25% at September 30, 1997).

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

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

       RESULTS OF OPERATIONS

REVENUES for the three months ended September 30, 1997 decreased approximately 56% when compared to the same period in the prior year, and revenues for the nine months ended September 30, 1997 decreased approximately 49% as compared to the same period in the prior year. The reason for the reduced sales revenue is that 1996 was the final year in which ART acted as the exclusive distributor for CardioLab products under its contract with their manufacturer, Prucka Engineering, Inc. For 1997, ART has not reported the gross revenues nor the related cost of sales for CardioLab products except for certain carry over orders shipped in 1997 of approximately $872,000. CardioLab product sales and cost of sales approximated $10,741,000 and $9,869,000, respectively for the nine months ended September 30, 1996. During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in
the world, up to a ceiling of $10,000,000 in total annual net sales.   From
January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioLab sales that exceed $10,000,000 in any given year.

Revenues from sales of ECG sensors increased approximately 3% for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase in sensor sales is due to increased demand in the international market. Pricing on all products remained approximately the same for the third quarter and first nine months of 1997 as compared to 1996. The sales mix for the Company has changed with ECG sensors making up a greater proportion of sales and the related cost of sales, as a result of the reduction in CardioLab sales. For the nine months ended September 30, 1997, ECG sensor sales accounted for approximately 77% of total sales as compared to approximately 39% for the nine months ended September 30, 1996.

The following table sets forth the domestic and foreign sales of the Company:



                                                  Third Quarter                                    First Nine Months
                                 ------------------------------------------------    -----------------------------------------------
                                        1997        %             1996        %             1997        %            1996        %
                                 ----------------------    ----------------------    ----------------------   ----------------------
Domestic....................   $     1,661,007      59   $     4,452,075      69   $     5,867,785      62  $     12,328,202     66
Foreign.....................         1,164,932      41         2,012,072      31         3,661,295      38         6,239,121     34
                                 ----------------------    ----------------------    ----------------------   ----------------------

Total.......................   $     2,825,939     100   $     6,464,147     100   $     9,529,080     100  $     18,567,323    100
                                 ----------------------    ----------------------    ----------------------   ----------------------
                                 ----------------------    ----------------------    ----------------------   ----------------------


COST OF SALES for the quarter and nine months ended September 30, 1997 decreased approximately 65% and 58%, respectively, as compared to the same periods in 1996, primarily due to a decrease in revenues as noted above. Micron has experienced significant improvements of silver yields in the manufacturing of ECG sensors, however, these lower costs have been offset by increased overhead costs which have increased primarily due to higher maintenance, salary and utility costs. The increased costs were in preparation for an ISO 9001
certification, which will be obtained in the fourth quarter.   Cost of sales as
a percent of sales is expected to remain similar for the remainder of the year.

SELLING AND MARKETING expenses as a percent of sales have increased approximately130% and 100% for the quarter and nine months ended September 30, 1997, compared to the third quarter and first nine months of 1996. The percentage increases are due primarily to reduced CardioLab sales as noted above. The primary components of marketing and selling expenses for the nine months ended September 30, 1997 are salaries and trade show expenses. The current level of marketing operations is expected to continue to increase for the remainder of the year as a result of the acquisition of the K-3 product line and increased worldwide marketing and sales efforts.

                 ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

     RESULTS OF OPERATIONS, CONTINUED

GENERAL AND ADMINISTRATIVE expenses have increased approximately 17% and 5% for the three months and nine months ended September 30, 1997, as compared to 1996 primarily because of higher environmental monitoring expenses and salaries. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses , professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

RESEARCH AND DEVELOPMENT expenses have increased approximately 230% for the quarter and approximately 100% for the nine months ended September 30, 1997, as compared to the same periods in 1996. The increases are due primarily to higher outside consulting fees and software development expenses. The thrust of the research and development effort is to develop new software applications for existing signal averaging products, new products utilizing the patented Simson method of signal averaging, and upgrading the K-3 operating software from a DOS platform to a Windows platform.


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



ARRHYTHMIA RESEARCH TECHNOLOGY, INC.



/s/ SID BARBANEL
----------------
SID BARBANEL,
President and Chief Executive Officer



/s/ ANTHONY A. CETRONE
----------------------
ANTHONY A. CETRONE,
President, Micron Products Inc.
Chairman of the Board



December 9, 1997