Form 10-K405
period 1997-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1998-03-31
CIK 819689

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (fee required)

          DECEMBER 31, 1997                         1-9731
    (FOR THE FISCAL YEAR ENDED)            (COMMISSION FILE NUMBER)

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (no fee required)

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              72-0925679
   (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OF ORGANIZATION)

        5910 COURTYARD DRIVE  #300                     78731
              AUSTIN, TEXAS                          (ZIP CODE)
 ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (512) 343-6912
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

  COMMON STOCK, $.01 PAR VALUE               AMERICAN STOCK EXCHANGE
      (TITLE OF EACH CLASS)      (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

     On March 20, 1998, there were 3,563,101 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of March 20, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was $5,905,226 based upon the closing price of the shares of common stock on the American Stock Exchange.

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

                                    PART I
ITEM 1.  BUSINESS
                                  BACKGROUND

 Arrhythmia Research Technology, Inc. ("ART") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in marketing and manufacturing computerized medical instruments which acquire data and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's product line includes signal-averaging electrocardiographic (SAECG) equipment and cardiac catheterization equipment.
 ART's patented signal-averaging product line is comprised of the 1200 EPX-TM-, the LP-Pac Q-TM-, the PREDICTOR IIc-TM-, and the PREDICTOR-Registered Trademark- I. ART also manufactures and sells the proprietary K3 cardiac catheterization product line. Additionally, ART was the exclusive distributor for the CardioMapp-TM- and CardioLab-TM-, Prucka Engineering, Inc.'s electrophysiology products through December 31, 1996. From January 1, 1997 through December 31, 2002, ART will receive a royalty on certain products sold by Prucka. (See "Electrophysiology Products).

 ART continues to aggressively seek to acquire additional products and to look for acquisition candidates to replace the electrophysiology product sales. In this process, the Company has developed relationships and possible collaborations with other companies which could result in opportunities to offset the reduction in sales of the electrophysiology products. ART will continue to receive royalties on sales of the CardioLab product of 4% of net receipts on the first $10,000,000 and 1% on any excess in 1998. ART will receive a royalty of 3% on the first $10,000,000 and 25% of the royalties it would otherwise be entitled to receive for revenues attributed to Prucka products in excess of $10,000,000 from January 1, 1999 through 2002.

 ART's wholly-owned subsidiary, Micron Products Inc. ("Micron"), is a manufacturer and distributor of silver/silver chloride-plated sensor elements ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an electrode assembly machine which it now manufactures and leases to its sensor and snap customers. Micron was incorporated in the State of Massachusetts in 1972 and is located in Fitchburg, Massachusetts.

 The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):


                                                   YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------
                                 1997          %        1996        %          1995       %
                             ------------     ---   ------------   ----  -------------  ----
Sensors & Snaps ...........  $  9,495,653      80   $  9,240,474     37   $  8,448,343   37
CardioLab & CardioMapp ....     1,332,099      11     14,611,720     59     13,671,703   60
SAECG equipment ...........       673,414       6        935,655      4        808,043    3
K-3 CathLab ...............       386,021       3              -      -              -    -
                             ------------     ---   ------------   ----  -------------  ----
    Total .................  $ 11,887,187     100   $ 24,787,849    100   $ 22,928,089  100
                             ------------     ---   ------------   ----  -------------  ----
                             ------------     ---   ------------   ----  -------------  ----

 The Company believes that the continued growth in the fields of cardiology and electrophysiology will result in significant opportunities for the Company to supply equipment and related disposables to hospitals, clinics and physicians. The Company is actively seeking to acquire additional product lines to supply this market.


                              RECENT DEVELOPMENTS

ACQUISITION OF THE K3 PRODUCT LINE

  On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the following products: (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"), (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, payable $50,000 at closing and a promissory note in the amount of $300,000. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter.

 Simultaneously with the execution of the asset purchase agreement, ART entered into a manufacturing agreement with Astro-Med. The term of the agreement began on April 14, 1997 and continues for three years; provided, however, that ART may, on sixty days' prior written notice to Astro-Med, terminate the manufacturing agreement after the date of the first anniversary. During the term of the manufacturing agreement, Astro-Med will manufacture the K3 Products at prices which are specified in the agreement.

 The K3 cath lab is an advanced hemodynamics system for use in a standard hospital cath lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. The FDA issued a 510(k) in November 1994 which allows the K3 Products to be sold in the United States.

ACQUISITION OF A HIGH SPEED ELECTRODE ASSEMBLY MACHINE

 Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially of its assets used in the business of manufacturing, marketing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets was $400,000, payable as follows: (i) cash paid on account in the amount of $58,368; (ii) cash in the amount of $141,632 paid on March 31, 1997; and (iii) a non-interest bearing promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each.

 At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark will continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing agreement is automatically renewable for successive one-year terms.

 Acquisition of the electrode assembly machines provides Micron with a complimentary product which it can lease to existing sensor and snap customers.


SOFTWARE CONVERSION AGREEMENT

 In April 1997, the Company entered into an agreement with Softheart, Inc, the developer of the original software for the Cath Lab to convert the Cath Lab software to a Windows NT platform. ART has agreed to pay Softheart, Inc. $145,000, payable $30,725 upon execution of the agreement and $6,725 per month for the next 16 succeeding months. Simultaneously with the execution of the software conversion agreement, ART and Softheart entered into an agreement for the license of the software upon the completion of the conversion. License fees are based on net revenues with certain minimum payments. Development costs will be offset against license fees until such times as the Company has recovered the $145,000.

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

 Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by an Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the annual American Heart Association (AHA) Scientific Sessions in November 1995, abstracts of studies were presented which described potential new areas of effective use of ART's SAECG technology. Of primary interest were (1) SAECG as a predictor of sudden cardiac death after coronary arterial bypass surgery; (2) SAECG as a tool for determining the effectiveness of ACE inhibitor drug therapy; and (3) as a non-invasive method of detecting rejection after heart transplant surgery. At the 1996 AHA Sessions, a significant study showed that SAECG could be an effective diagnostic tool for patients with coronary heart disease (CHD) even before they have had a heart attack. Patients with CHD approximate 15.0 million. An SAECG study involving 458 patients who had an acute myocardial infarction was published in the American Heart Journal in 1997. In the absence of late potentials, the probability of having no arrhythmic event was 99% in the first year, and 96% in five years. On the other hand, the presence of late potentials found in the SAECG represents the strongest single predictor of future arrhythmic risk in patients after a first acute myocardial infarction, with a 4.6-fold increase in the risk of sudden death or sustained ventricular tachycardia.

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

   LP-PAC Q AND PREDICTOR IIC

 The LP-Pac Q is a low-cost signal-averaging kit for MS-DOS based personal computers which consists of a "smart" SAECG pre-amplifier/patient cable, lead wires, a data acquisition system (DAS) card to receive ECG signals in real-time, time domain late-potential analysis software and an isolation safety transformer. The LP-Pac Q uses the patented Simson bi-directional Butterworth filtering technique, the recognized standard for the detection of late potentials, and provides results which are substantially equivalent to the 1200 EPX. All software modules for the 1200 EPX are also available for the LP-Pac Q, with the exception of Heart Rate Variability analysis. See "EPSoft-TM-Software Library". In January 1996, ART received CE mark certification for the LP-Pac Q. The certification of the CE mark is required to export products to the European community.

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

   EPSOFT-TM- SOFTWARE LIBRARY

 The primary thrust in software development efforts since mid-1997, has been the migration of DOS-based products into the Windows 95 environment.

 ART's research and development staff has recently developed breakthrough digital signal processing techniques to enhance the overall analytical power of the SAECG test. Two such new developments are the IntraSpect-TM- and Early Potential

Analysis software packages. IntraSpect-TM-, which is now protected by a newly allowed United States patent, permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis
(ASA). Hence, micropotential detection is no longer limited to the 'late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. This covers 25% of a patient population which previously could not be analyzed with SAECG.

 The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. ART continues to offer other optional post-processing signal averaging software packages for the 1200 EPX and LP-Pac Q, including Cal-ABS-TM- Plus software for individual lead time domain analysis and FFT-Plus-TM- spectral temporal mapping software; and Heart Rate Variability (HRV) software for the 1200 EPX. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

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

 Software upgrades are provided at no charge to customers with systems under warranty. Sales of post-processing software products were not material to the Company's business in 1997.

K3 CATH-LAB

 On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"), (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, payable $50,000 at closing and a promissory note in the amount of $300,000. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter.

 Simultaneously with the execution of the Asset Purchase Agreement, ART entered into a Manufacturing Agreement with Astro-Med. The term of the agreement began on April 14, 1997 and continues for three years; provided, however, that ART may, on sixty days' prior written notice to Astro-Med, terminate the Manufacturing Agreement after the date of the first anniversary. During the term of the Manufacturing Agreement, Astro-Med will manufacture the K3 Products at prices which are specified in the Agreement.

 The K3 cath lab is an advanced hemodynamics system for use in a standard hospital cath lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. This system software is presently in DOS, but will be implemented in Windows NT in the near future, along with hardware upgrades to improve system performance and market share. In April 1997, the Company entered into an agreement with Softheart, Inc, the developer of the original software, to convert the software to a Windows NT platform. ART has agreed to pay Softheart, Inc. $145,000, payable $30,725 upon execution of the agreement and $6,725 per month for the next 16 succeeding months. Simultaneously with the execution of the software conversion agreement, ART and Softheart entered into an agreement for the license of the software upon the completion of the conversion. License fees are based on net revenues with certain minimum payments. The FDA issued a 510(k) in November 1994 which allows the K3 Products to be sold in the United States.

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

 The CardioLab components include an amplifier, computer, monitor and printer. These hardware components are manufactured by various suppliers and are, to a large extent, interchangeable. The CardioLab is manufactured by Prucka Engineering, Inc. of Houston and was distributed exclusively by ART until December 31, 1996 pursuant to an agreement dated April 1, 1994. During 1997 and 1998, ART will receive a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000.
ART receives 25% of the commissions it would otherwise be entitled to receive
for revenues attributable to CardioLab systems that exceed $10,000,000.   From
January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to the Prucka products that exceed $10,000,000.

 CARDIOMAPP

 The CardioMapp was introduced and received a 510(k) from the FDA inNovember 1989. The CardioMapp is a coputerized cadiac mapping system used during open heart surgery to assist surgeons in locating and treating electrical malfunctions of the heart. The system uses several types of electrode arrays placed on the heart to monitor and record cardiac electrical activity. The electrical activity is amplified, digitezed and transmitted to a computer for real-time analysis and display in the operating room during surgery on a high resolution color graphics display or color printer. The graphics display, or map, is presented to the surgeon within one to two minutes after the data is recorded.

 The CardioMapp components include fiber optic cable and electrodes, an amplifier, junction box, copmuter monitor and printer. The CardioMapp is manufactured by Prucka and was distributed exclusively by ART until December 31,1996 pursuant to an agreement dated April 1, 1994. During 1997, the final year ART will receive commissions for CardioMapp products, ART received 4% commissions on net sales of CardioMapp systems and accessories sold anywhere in the world, uup to a ceiling of $10,000,000 in total net sales. ART received 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioMapp systems that exceed $10,000,000.

SENSORS AND SNAPS

   SILVER/SILVER CHLORIDE-PLATED SENSOR ELEMENTS

 Micron is a manufacturer and distributor of silver/silver chloride-plated sensor elements for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation.1

 The disposable electrode has proven to be more accurate and reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are faster and easier to use as compared to reusable electrodes, which require cleaning after each use. As a result, the disposable electrode has replaced the reusable electrode in many applications. A disposable electrode generally consists of an adhesive for attachment to the patient's body, a gel to insure maximum signal acquisition, a conductor or snap for attachment to the transfer wires and the sensor element. The type of sensor element manufactured by Micron consists of a molded plastic substrate plated with a silver/silver chloride surface which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In most of these ECG procedures, up to ten electrodes are used and after each test, all such electrodes are discarded.

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

   HIGH SPEED ELECTRODE ASSEMBLY MACHINE

 Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially of its assets used in the business of manufacturing, marketing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets was $400,000, payable as follows: (i) cash paid on account in the amount of $58,368; (ii) cash in the amount of $141,632 paid on March 31, 1997; and (iii) a non-interest bearing promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each.

 At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark will continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing agreement is automatically renewable for successive one-year terms.

 Acquisition of the electrode assembly machines provides Micron with a complimentary product which it can lease to existing sensor and snap customers

 The following table shows sales of sensors, snaps and snap machines by Micron for the years ended December 31:


                              1997       %       1996         %        1995      %
                         ------------   ---   ------------    ---   ------------  ---
Sensors ...............  $  7,938,325    84   $  7,838,438     85   $  7,296,163   86
Snaps .................     1,511,558    16      1,402,036     15      1,152,180   14
Snap Machines .........        45,770     -              -      -              -    -
                         ------------   ---   ------------    ---   ------------  ---
   Total ..............  $  9,495,653   100   $  9,240,474    100   $  8,448,343  100
                         ------------   ---   ------------    ---   ------------  ---
                         ------------   ---   ------------    ---   ------------  ---


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

GROUNDWATER

 During September, 1992, as a requirement for obtaining a mortgage to repurchase its Fitchburg, Massachusetts manufacturing facility, Micron performed an environmental site assessment, including an analysis of groundwater samples for the presence of certain petroleum-based products, metals and solvents. The site assessment indicated levels of petroleum products and metals in excess of the minimum allowable standards. Micron filed a release report and a Preliminary Assessment and Interim Site Classification form with the Massachusetts Department of Environmental Protection ("DEP").
The DEP classified the site as a disposal site within the meaning of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and identified Micron as a potentially responsible party with liability.

 On January 21, 1993, Micron filed its Phase I Limited Site Investigation and Waiver Application ("Application"). The Application contained a historical overview of past uses of the site and its surrounding area. The facility is located in the center of a heavily developed industrial area and use of the site and surrounding properties predates the early 1900's. Micron has occupied the site from 1982 to the present. The Application identified several potential off-site sources for the discharge and demonstrated that none of the types of chemicals found on the property are used in the Micron manufacturing
process.   During February, 1993, the representatives of the DEP visited the site. On February 18, 1993, the DEP classified the site as a non-priority disposal site and granted a waiver under the Application with the stipulation that Micron evaluate the upgradient, off-site sources which may have caused the contamination.

 As a condition of the waiver approved by the DEP, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design, and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. In January, 1998, Micron filed a Tier Classification, Tier II Extension & Tier II Transfer Transmittal Form to allow further subsurface investigation and a consequent risk assessment to be performed. Upon the completion of these Phase II activities, Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. If the DEP determines that the Company needs to implement the last phase of remediation (Phase III), the

Company could incur approximately $150,000 to $200,000 of additional clean-up costs to remove contaminated property as estimated by the environmental engineering firm hired to represent the Company in its dealing with the DEP. Although the ultimate outcome is uncertain until the remainder of the work is completed, the engineering firm and management of the Company believe that the last phase of remediation will not be required.

 During 1997, Micron spent approximately $700,000 for capital improvements related to modification and upgrading of its manufacturing processes primarily related to replacement of its waste water equipment. Continued work to implement savings related to recovery and recycling of water, silver, and other chemicals to offset some of the costs of the improvements is expected during 1998. The Company expects to spend approximately $200,000 for these improvements which will be funded from operating cash flow.

OPERATIONS

 During 1997, 1996 and 1995, Micron spent approximately $320,000, $137,000 and $139,000, respectively on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations, as well as to evaluate the adequacy of such systems to facilitate future growth. The nature of certain of the above expenses are non-recurring, while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. In 1994, costs related to expenditures to improve the efficiency of the manufacturing process and to help mitigate or prevent possible future environmental contamination were capitalized. Such costs are amortized over their estimated useful lives of five years. No costs were capitalized in 1997, 1996, and 1995.


                                    GENERAL
CUSTOMERS AND SALES

 ART sells its electrocardiographic, and cardiac catheterization, products to hospitals where purchasing decisions are typically made on the advice of physicians affiliated with such hospitals. The electrocardiographic products are also marketed to individual physicians and clinics. ART's sales cycle, with respect to hospitals, which generally commences at the time a hospital issues a request for proposal and ends upon submission of a purchase order, may take up to nine months. The sales cycle with respect to physicians and clinics is significantly shorter, typically 30 to 60 days. ART generally fills orders within approximately 30 days of receipt of customer orders for electrocardiographic products and within approximately 60-90 days for cardiac catheterization products. Because orders are filled shortly after receipt, backlog is not usually material to ART's business.

 Micron manufactures its sensor elements against specific customer purchase orders in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 50 significant manufacturers of silver/silver chloride-plated disposable electrodes world-wide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 1997, three major customers accounted for 35%, 23% and 13% of net sales of Micron.

 The following table sets forth, for the periods indicated, the approximate consolidated net sales and percentages of net sales derived from sales of the Company's products in its geographic markets:

                                                      NET SALES YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------
                                          1997         %          1996         %          1995        %
                                    -------------     ---    -------------    ---    -------------   ---
United States ..................    $   7,156,957      60    $  15,935,126     64    $  16,380,540    71
Europe .........................        2,726,142      23        4,829,713     20        4,325,860    19
Canada, Mexico & South America .        1,715,115      15        1,587,372      6        1,078,263     5
Pacific Rim ....................          236,654       2        2,303,520      9        1,101,085     5
Other                                      52,319       -          132,118      1           42,341    -
                                    -------------     ---    -------------    ---    -------------   ---
    Total                           $  11,887,187     100     $ 24,787,849    100    $  22,928,089   100
                                    -------------     ---    -------------    ---    -------------   ---
                                    -------------     ---    -------------    ---    -------------   ---


INSTALLATION AND SERVICE

   ELECTROCARDIOGRAPHIC, AND CARDIAC CATHETERIZATION

 INSTALLATION. When a purchase order is received for SAECG products, ART's sales representatives or distributors are responsible for installation of the systems. ART records the revenue at shipment in these cases, as the title and risk of loss passes to the customer at the time of shipment. However, in cases where ART personnel are scheduled to perform this in-service/installation, this revenue is not recognized until that time. The period from the time of execution of the purchase order until completion of installation of such system typically ranges from one to four weeks. The period from the time of execution of the purchase order until completion of installation of a K3 Cath-Lab is approximately 30-45 days.

 TRAINING. Ordinarily, the sales representative provides training to customers in the use of SAECG products. ART personnel are sometimes used to provide additional training support, as necessary. Generally one day of training is provided on-site on the day of installation. ART provides training for both the operation and use of the hardware and of all standard applications of the software. When a K3 Cath-Lab is installed, two to four days of training is provided by ART personnel.

 WARRANTY AND MAINTENANCE. ART provides a one-year warranty which covers parts and labor for all of its SAECG software and hardware products. Customers may renew the warranty annually at a cost of approximately $1,000 to $2,700 depending on the service level and type of system. The K3 comes with a standard one-year labor and parts warranty included in the purchase price. Customers may renew the warranty at a cost of approximately $1,000 to $2,000 annually. All K3 repairs are made by Astro-Med personnel.

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

   CARDIAC CATHETERIZATION SYSTEMS
 ART is dependent upon Astro-Med as the sole manufacturer of the K3 product line.

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

MARKETING AND COMPETITION

 ART engages independent sales representatives and distributors of medical instruments in various regions throughout the United States and foreign distributors to market all of ART's products. Sales representatives, who are paid on a commission basis, are generally responsible for identifying customers and demonstrating products in their respective geographic markets. ART has arrangements with 34 foreign distributors who sell ART's products in most of the significant foreign markets. To date, ART's independent sales organization has accounted for substantially all of ART's sales of SAECG products. All domestic sales of the K3 products have been initiated by ART's internal sales force. ART however, is currently in the process of building a direct sales force domestically. ART believes that a direct sales force will have a greater commitment to its products and will be more economical.

 ART directly employs sales, marketing and management personnel who are responsible for making sales presentations and working in conjunction with sales representatives in marketing and selling products to doctors and hospitals. ART's staff prepares advertising copy, full-color sales brochures, technical bulletins, reimbursement documentation, and sponsors training programs. In addition, the in-house marketing department sets sales goals and manages the independent sales organizations as well as making marketing decisions with respect to present and future products.

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

   CARDIAC CATHETERIZATION PRODUCTS

 The K3 Cath-Lab product is marketed through national trade shows in the United States. Additionally, ART has placed full-page advertisements in trade journals. Competitors for the K3 include the Midas system from E for M Corp., the MAC-Lab/Cath Lab Manager from Marquette, Inc., the Horizon 9000 WS from Mennen Medical, the Q-Cath-DS from Quinton Instrument, the Cathcor C & T from Siemens Medical, and the Series II from Witt Biomedical. Most of these competitors are well established and have substantially greater financial and other resources than ART. ART believes that its competitive advantage is based on a number of factors, including price, ease of use, and clinical acceptance of the methodology employed in the K3.

    SENSORS AND SNAPS

 Micron sells its sensor elements to most major manufacturers of disposable silver/silver chloride ECG electrodes. Micron employs one full-time salesperson for sensors and snaps. The Company believes that it has two competitors for sensors and that its sales of sensors greatly exceed those of its competition.

ENGINEERING AND RESEARCH AND DEVELOPMENT

 Beginning in mid-1997, ART's engineering and research and development efforts focused primarily on (i) moving DOS software packages in the SAECG and K3 cathlab product lines into the Windows environment and (ii) updating the quality system to reflect and comply with new FDA GMP and ISO 9001 quality system procedures. ART currently employs two engineers engaged in software and hardware development and one technician for customer telephone support, warranty repairs, and limited manufacturing. ART also engages outside consultants for specific projects. For example, Southwest Research Institute in San Antonio, Texas, were consultants for revising the quality system procedures. For the fiscal years ended December 31, 1997, 1996, and 1995 ART had research and development expenses of approximately $371,000, $173,000, and $183,000, respectively, in connection with engineering, regulatory, and research and development activities, which consisted principally of the salaries of its employees and consultants.

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

 The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member. SAECG medical tests are reimbursed under Part B Medicare in all 50 states. The procedures performed utilizing the K3 Cath-Lab and CardioLab systems are reimbursed under Part B Medicare in all states. While third-party payers generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payers often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure.

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

 ART has a directors and officers liability insurance policy with coverage in the amount of $3,000,000 per occurrence and $3,000,000 per year in the aggregate.

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

 As part of the acquisition of substantially all the Corazonix assets in 1993, including those pertaining to high resolution ECG, ART acquired four additional patents related to time and frequency domain analysis of electrocardiogram signals. These patents were allowed in 1993 by the U.S. Patent Office, and cover the spectral-temporal mapping post-processing software packages sold by ART. ART currently holds a non-exclusive license to a fifth U.S. patent.

 United States Patent No. 5,609,158 entitled "Apparatus and Method for Predicting Cardiac Arrhythmia by Detection of Micropotentials and Analysis of all ECG Segments and Intervals," which covers a frequency domain analysis technique for SAECG data, was allowed by the U.S. Patent Office in March 1997. This technique is embodied in the IntraSpect software product, and has been found to compliment the Simson methodology by increasing the overall predictive value of the SAECG test.

 Rapid technological development in the medical industry results in extensive patent filings and a rapid rate of issuance of new patents. Although ART believes that ART's products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART. ART does not own or have any license to any patents relating to the K3 technology. ART does not own or have any license to any patents relating to the CardioLab or technology incorporated therein and it is not aware of any patents or licenses to patents that Prucka may hold.

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

 ART is not aware of any new copyright registration or application for the software incorporated in the 1200 EPX, LP-Pac Q, PREDICTOR I, K3, CardioLab, or CardioMapp.

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

EMPLOYEES

 ART has eleven full-time employees, including seven administrative, sales, marketing and supervisory personnel, and four engineering personnel. Micron employs forty-four full time employees and two part-time employees, including fifteen administrative, sales and supervisory personnel, fifteen quality control personnel and sixteen production personnel.

ITEM 2.  PROPERTY

 During 1997 ART leased approximately 4,000 square feet of space in an office building in Austin, Texas from an unaffiliated landlord with monthly rental payments of approximately $7,100.

 The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of two buildings. The first building, which purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996 for $480,000, consists of a 94,000 square foot, two story building. During 1995, 1996 and through August of 1997 Micron rented 18,800 square feet of space. The average monthly rent in 1995, 1996 and 1997 was $6,300, $7,100 and $7,100 respectively.

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

 Plaintiffs Susan and Kevin McGann filed suit in the Philadelphia Court of Common Pleas during October, 1996 naming approximately 216 entities as defendants, including ART and Micron Medical Products Inc. ("MMPI"). This matter is a latex toxic tort case. Plaintiff, Susan McGann, alleges that she was injured as a result of having worn latex gloves in her capacity as emergency room nurse at Albert Einstein Medical Center from June 1990. She claims to be suffering from "severe and irreversible Type-1 latex allergy, which is believed to be permanent and life threatening" as a result of her exposure. The complaint contains an allegation of defect and includes the following counts: negligence: strict 402A liability; breach of implied warranty of merchantability; breach of express warranty; misrepresentation; fraudulent concealment; violation of unfair trade practice/consumer protection law; loss of consortium (Mr. McGann's claim); and punitive damages.

 After negotiations with plaintiffs' counsel, plaintiffs and ART and MMPI presented the Court with a Stipulation of Discontinuance for Fewer Than All Parties, which the Court approved on July 18, 1997. Pursuant to said Stipulation, both ART and MMPI were dismissed from the action without prejudice. According to the terms of that Stipulation, should discovery uncover facts that suggest that ART and/or MMPI are proper defendants, plaintiffs may reinstate this action against ART and /or MMPI without prior notice of such reinstatement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.  Annual meeting of shareholders was held on September 18, 1997

  b. Lawrence S. Black, Michael A. McManus and Paul F. Walter were elected as directors of the Company at the meeting. E..P. Marinos, Julius Tabin, Ph.D., Anthony A. Cetrone, Russell C. Chambers and Sidney Barbanel continued to serve as directors.

                Lawrence S. Black        3,183,012  FOR, 35,600 WITHHELD
                Michael A. McManus       3,182,997  FOR, 35,615 WITHHELD
                Paul F. Walter           3,183,012  FOR, 35,600 WITHHELD

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

                                                          HIGH             LOW
                                                         --------         ------
Year Ended December 31, 1996
    1st Quarter ......................................   $ 4 7/8          $3 1/4
    2nd Quarter ......................................     3 5/8           2 3/4
    3rd Quarter ......................................     3 9/16          2 3/8
    4th Quarter ......................................     3 9/16          2 3/8
Year Ended December 31, 1997
    1st Quarter ......................................  $  3 3/16         $2
    2nd Quarter ......................................     2 3/8           1 7/8
    3rd Quarter ......................................     3 1/16          1 3/4
    4th Quarter ......................................     2 11/16         1 1/2

 As of March 20, 1998 the number of recordholders of ART's common stock was estimated to be 1,500. On March 20, 1998 the closing price for the common stock on the American Stock Exchange was $1 3/8.

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



STATEMENTS OF OPERATIONS DATA:                                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                         ---------      ---------      ---------      ---------      ---------
Revenue ..............................   $  11,887      $  24,788      $  22,928      $  17,381      $  17,797
Cost of sales ........................       7,932         20,115         17,947         13,389         11,188
                                         ---------      ---------      ---------      ---------      ---------
    Gross profit .....................       3,955          4,673          4,981          3,992          6,609
Selling and marketing ................         499            610            474          1,128          2,285
General and administrative ...........       2,491          2,420          2,150          2,393          1,870
Research and development .............         371            173            183            235            196
Amortization of goodwill .............         134            115            115            115            127
Write-down of assets .................           -              -              -          3,751              -
                                         ---------      ---------      ---------      ---------      ---------
    Income (loss) from operations ....         460          1,355          2,059         (3,630)         2,131
Acquisitions expense .................           -              -              -          (164)             86
Interest and other expenses, net .....        (378)          (278)          (116)           10              43
                                         ---------      ---------      ---------      ---------      ---------
 Income (loss) before income taxes ...          82          1,077          1,943         (3,784)         2,088
Income tax benefit (expense) .........         (50)          (460)          (818)           309           (843)
                                         ---------      ---------      ---------      ---------      ---------
    Net income (loss) ................   $      32      $     617      $   1,125      $ (3,475)      $   1,245
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------
    Basic and diluted net income
     (loss) per share ................   $     .01      $     .17      $     .31      $   (.95)      $     .34
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------
Weighted average number of common and
  dilutive common equivalent shares
  outstanding ........................       3,563          3,608          3,683         3,653           3,716
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------

       BALANCE SHEET DATA:                                            DECEMBER 31,
                                         ---------------------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                         ---------      ---------      ---------      ---------      ---------

Total assets .........................   $ 11,832       $  12,964      $  12,968      $  12,711      $  15,835

Long term obligations
  (including current portion) ........   $ 1,466        $     928      $  1,089       $  1,018       $   1,274
Redeemable common stock ..............   $     -        $       -      $     10       $    637       $   1,241
Working capital ......................   $  2,293       $   2,891      $  2,803       $  1,149       $   3,149
Shareholders' equity .................   $  8,087       $   8,012      $  7,353       $  5,845       $   8,965

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 The following table sets forth for the periods indicated, the percentages of revenue represented by certain items reflected in the Company's statements of operations.


                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                          1997           1996           1995
                                          ----------------------------------
Revenue .............................     100.0          100.0          100.0
Cost of sales .......................      66.7           81.0           78.3
Gross profit  .......................      33.3           19.0           21.7
Selling and marketing ...............       4.2            2.5            2.1
General and administrative ..........      21.0            9.8            9.4
Research and development ............       3.1            0.7            0.8
Amortization of goodwill ............       1.1            0.5            0.5
Other, net ..........................      (3.2)          (1.1)          (0.5)
                                          ----------------------------------
Income before income taxes ..........       0.69           4.4            8.5
Income tax provision ................       (.42)         (1.9)          (3.6)
                                          ----------------------------------
      Net income ....................       0.27%          2.5%           4.9%
                                          ----------------------------------
                                          ----------------------------------

   REVENUE

 Revenue decreased by approximately $12,900,000 or 52% for the year ended December 31, 1997 as compared to 1996. The decrease in revenues is attributable primarily to the change in the Prucka contract for 1997, as discussed below.

   Pursuant to an agreement signed April 1, 1994, ART became the exclusive distributor for both the CardioMapp and CardioLab product lines which are manufactured by Prucka Engineering of Houston, Texas. Under the agreement, ART was obligated to purchase CardioMapp and CardioLab from Prucka which were resold to the customers. The fiscal year ending 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. In 1997, ART ceased to be responsible for marketing, selling, invoicing and collecting for Prucka products. In 1997 and 1998, ART receives a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART will receive a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

 Revenue increased by approximately $1,860,000 or 8% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase in revenues is attributable primarily to increased electrophysiology system sales in the domestic market and, to a lesser extent, an increase in sales of sensors by Micron.

 Sales of signal averaging products have represented a declining percentage of the Company's revenue since the introduction of the CardioLab in 1991 and the acquisition of Micron in 1992, which resulted in a change in product mix. Sales of signal-averaging products had declined in absolute dollars since the year ended December 31, 1990 and through 1995, however, there was an increase of approximately $130,000 in 1996, and decrease of approximately $260,000 in 1997 from 1996. The Company believes that the current primary market for the 1200 EPX, hospitals with an electrophysiology laboratory, has been saturated and is looking to sell to non-traditional markets, primarily physician's offices and clinics, to increase revenues.

 The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):


                                                          YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------
                                       1997          %       1996          %        1995         %
                                  ---------------------   -------------------   -------------------
Sensors & Snaps ...............   $   9,495,653      80   $  9,240,474     37   $  8,448,343     37
CardioLab & CardioMapp ........       1,332,099      11     14,611,720     59     13,671,703     60
SAECG equipment ...............         673,414       6        935,655      4        808,043      3
K-3 CathLab ...................         386,021       3              -      -              -      -
                                  ---------------------   -------------------   -------------------
    Total .....................   $  11,887,187     100   $ 24,787,849    100   $ 22,928,089    100
                                  ---------------------   -------------------   -------------------
                                  ---------------------   -------------------   -------------------


   COST OF SALES

 Cost of sales as a percentage of revenue decreased from 81% in 1996 to 66.7% in 1997. The decrease is due primarily to the Prucka contract. ART exclusively sold and distributed the electrophysiology products on behalf of Prucka. 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. In 1997, the Company receives a commission on sales, and does not report the gross revenues or the related cost of sales for CardioLab and CardioMapp products which approximated $14,612,000 and $13,455,000, respectively, for the year ended December 31, 1996, and $13,672,000 and $12,139,000, respectively, for the year ended December 31, 1995.

   SELLING AND MARKETING

 Selling and marketing expenses as a percentage of sales increased from 2.5% in 1996 to 4.2% in 1997 The increase is primarily due to the selling and marketing expenses remaining constant compared to the decrease in sales due to the Prucka contract.

   GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses as a percentage of sales remained constant from 1995 to 1996, but increased as a percentage of sales from 9.8% in 1996 to 21.0% in 1997 due to the decrease in sales.

    RESEARCH AND DEVELOPMENT

 Research and Development costs as a percent of sales have remained comparable for the years ended December 31, 1996 and 1995, and increased $200,000 from 1996 to 1997. The increase in gross dollars from 1996 as compared to 1997 is due to the Company's contract with consulting firms to develop a windows based version of the CathLab and the Predictor line of products. Research and development costs have not been material to the operations of Micron.

   INTEREST EXPENSE

 Interest expense was approximately $238,000 in 1997 as compared to $268,000 in 1996. The majority of the interest costs incurred by the Company stem from its borrowings under its line(s) of credit and term loan with a financial institution used to finance inventory and accounts receivable with a bank.

   INCOME TAXES

 For the year ended December 31, 1997 taxes on income approximate the statutory rate paid by the Company. The rate is higher than the federal maximum rate of 34% due to the Massachusetts state income tax of 9.5% on Micron's earnings. Management evaluated the recoverability of the net deferred tax asset at December 31, 1997 and believes that future taxable income of the Company will be sufficient to realize the net deferred tax asset.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company had working capital of approximately $2,293,000 and $2,891,000 and cash and cash equivalents of approximately $215,000 and $232,000 at December 31, 1997 and 1996, respectively. The Company improved its liquidity and working capital due primarily to the restructuring of the ART operations in late 1994 which significantly helped the Company's return to profitability in 1995. During 1996 and 1997, working capital decreased primarily due to capital expenditures. Implementation of a new waste water treatment system, and repayments of debt.

  In November 1995, the Company obtained funding for a consolidated $3.5 million working capital line of credit and a $375,000 term loan with a bank. The line of credit is collateralized by the accounts receivable and inventory of ART and Micron and bears interest at prime plus .75%. The consolidated working capital line of credit replaced the individual lines of credit maintained by ART and Micron. Previously, the individual lines of credit maintained by the parent and its subsidiary hampered the Company's ability to maximize its credit-worthiness to meet its liquidity needs. In 1997 the Company obtained an additional $400,000 consolidated term loan. The working capital line of credit and term loans (originally) matured December 15, 1999, however, the maturity date has been extended to December 15, 2002.

 On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the K3 Products. A promissory note payable in the amount of $300,000 was issued in the acquisition of these products. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter.

 Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all of its assets used in the business of manufacturing, marketing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets included a non-interest bearing promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each.

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

  In September 1995, ART repurchased 48,958 shares of its common stock at $7.90 a share from a shareholder pursuant to a settlement agreement in connection with the purchase of Micron by the Company in 1992. The funds required to meet the repurchase obligation were obtained from cash on hand from the bond proceeds. The Company intends to hold the shares in treasury at this time. An additional 16,566 shares were repurchased in the fourth quarter of 1995 at a price of $7.13 per share. The funds required to repurchase the shares were drawn under the Company's working capital line of credit. The shares are held in treasury and are not expected to be retired. In 1996,

 Net cash provided by operating activities for 1997, 1996 and 1995 was approximately $1,958,878, $1,972,000, and $1,252,000, respectively. The changes in cash provided by operations was due primarily to the changes in net income, reduction of inventories and increase in accounts receivables and payables, during 1997, 1996 and 1995.

 Net cash used in investing activities in 1997 was approximately $1,462,932, principally as a result of expenditures on capital equipment for Micron's manufacturing. Micron spent approximately $700,000 for capital assets relating to the waste water treatment. Net cash used in investing activities in 1996 was approximately $1,141,000 as a result of expenditures on capital equipment for Micron's manufacturing facility partially offset by the proceeds received from the sales of investments and capital equipment.

 Capital expenditures during 1997 and 1996 were due primarily to Micron's need to upgrade and maintain its manufacturing equipment and facilities. During 1997 significant capital expenditures were due to the purchase of a waste water system treatment plant which was financed partially by a term loan and in part from operating cash flows. During 1996, the Company's capital expenditures were funded from operating cash flows.

 As discussed under Environmental Regulation, Micron had approximately $92,000 and $92,000 accrued at December 31, 1997 and 1996, respectively, to cover estimated costs to be incurred related to site assessment, monitoring, and remediation. Management estimates that these costs could approximate from $90,000 to $225,000 depending upon the final decision by the DEP.

 During 1997, 1996 and 1995, Micron spent approximately $320,000, $137,000 and $139,000, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1997, 1996 and 1995 are normal expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron implemented a manufacturing process and air and waste water treatment redesign. The actual redesign, which took place in 1997, required the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements. (See Environmental Regulation and Note 12 to the Financial Statements).

  During 1997 and 1996, net cash used in financing activities totaled approximately $513,143 and $996,445 principally to pay down credit facilities and long-term debt.

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

 YEAR 2000

  The Company has and will continue to make certain investments in software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not aticipated to be material to the financial position or results of operations in any given year.

 SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

 Cautionary statements under the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results or events to differ materially and adversely form the results discussed in the forward-looking statements. When used in this Form 10-K, the words or phrases "believes," "anticipates," "expects," intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding demand for new and existing products; the success of new product development efforts; the uncertainty as to whether certain products will receive approval for sale in the United States; the Company's highly competitive industry and rapid technological change within the industry and the fact that the industry is dominated by large companies with much greater resources then the Company; and the reliance on key personnel.

 The Company cautions investors and others to review the cautionary statements set forth in this Form 10-K and cautions that other factors may prove to be more important in affecting the Company's business and results of operations. These forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants ..................................     21

Consolidated Balance Sheets as of December 31, 1997 and 1996 .......     22

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995 .................................     23

Consolidated Statements of Changes in Shareholders' Equity for
  the years ended December 31, 1997, 1996 and 1995 .................     24

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995 .................................     25

Notes to Consolidated Financial Statements .........................     26

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders
Arrhythmia Research Technology, Inc.

 We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Austin, Texas
March  20, 1998

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       ------------------------
                        ASSETS                              1997         1996
                                                       -----------  -----------
Current assets:
  Cash and cash equivalents ........................   $   214,938  $   232,135
  Trade and other accounts receivable, net of
     allowance for doubtful accounts
     of $61,318 and $29,864 ........................     2,397,269    4,447,624
  Inventories ......................................     2,001,123    2,238,436
  Deposits, prepaid expenses and other current
     assets ........................................        63,861      164,879
  Income taxes recoverable .........................       262,810         -
                                                       -----------  -----------
    Total current assets ...........................     4,940,001    7,083,074

Property and equipment, net ........................     4,195,167    3,177,862
Goodwill, net of accumulated amortization of
  $635,476 and $504,448 ............................     2,025,597    1,818,625
Other intangibles, net of accumulated amortization .        85,667       99,613
Deferred income taxes, net .........................       458,923      493,767
Other assets .......................................       127,055      291,298
                                                       -----------  -----------
    Total assets ...................................   $11,832,410  $12,964,239
                                                       -----------  -----------
                                                       -----------  -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ......................   $   467,135  $ 1,158,660
  Current maturities of capital lease obligations ..       100,371      107,197
  Current maturities of bonds payable and other
    long-term debt .................................       320,328      149,130
  Accounts payable .................................     1,091,550    2,390,188
  Income taxes payable .............................          -          34,161
  Accrued expenses .................................       667,172      353,101
                                                       -----------  -----------
    Total current liabilities ......................     2,646,556    4,192,437
                                                       -----------  -----------
Bonds payable and long term debt ...................       953,086      484,090
Capital lease obligations, net of current portion ..        92,082      187,825
Deferred revenue ...................................        53,896       87,706
                                                       -----------  -----------
    Total liabilities ..............................     3,745,620    4,952,058
                                                       -----------  -----------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares
    authorized, none issued ........................          -            -
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 3,679,216 issued ...................        36,792       36,792
Additional paid-in-capital .........................     8,909,307    8,909,307
Common stock held in treasury, 116,115
  shares at cost ...................................     (878,787)    (878,787)
Unearned ESOP compensation .........................      (82,134)    (124,991)
Retained earnings ..................................      101,612       69,860
                                                       -----------  -----------
    Total shareholders' equity.                          8,086,790    8,012,181
                                                       -----------  -----------
    Total liabilities and shareholders' equity.        $11,832,410  $12,964,239
                                                       -----------  -----------
                                                       -----------  -----------


   The accompanying notes are an integral part of the consolidated financial

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Years Ended December 31,
                                                           ---------------------------------------------------
                                                                 1997              1996              1995
                                                           --------------   ---------------   ----------------
Net sales ..............................................   $   11,887,187   $    24,787,849   $    22,928,089
Cost of sales ..........................................        7,931,599        20,114,557        17,947,294
                                                           --------------   ---------------   ----------------
   Gross profit ........................................        3,955,588         4,673,292         4,980,795

Selling and marketing ..................................          498,907           610,352           473,990
General and administrative .............................        2,491,519         2,419,777         2,150,251
Research and development ...............................          371,063           173,120           182,524
Amortization of goodwill ...............................          134,324           114,864           114,864
                                                           --------------   ---------------   ----------------
Income from operations .................................          459,775         1,355,179         2,059,166
Other income (expense):
  Interest expense .....................................         (238,313)         (268,015)         (263,493)
  Other, net ...........................................         (139,710)           (9,931)          147,624
                                                           --------------   ---------------   ----------------
Income before income taxes .............................           81,752         1,077,233         1,943,297
Income tax provision:
     Current ...........................................          (15,156)         (283,739)         (359,202)
     Deferred ..........................................          (34,844)         (176,916)         (458,869)
                                                           --------------   ---------------   ----------------
                                                                  (50,000)         (460,655)         (818,071)
                                                           --------------   ---------------   ----------------
Net income .............................................   $       31,752   $       616,578   $     1,125,226
                                                           --------------   ---------------   ----------------
                                                           --------------   ---------------   ----------------
Per share amounts:
Basic and diluted net income per share .................   $         0.01   $          0.17   $          0.31
                                                           --------------   ---------------   ----------------
                                                           --------------   ---------------   ----------------
Weighted average number of common and dilutive common
     equivalent shares outstanding .....................        3,563,101         3,607,614         3,683,371
                                                           --------------   ---------------   ----------------
                                                           --------------   ---------------   ----------------

               The accompanying notes are an integral part of the
                     consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                   Net                    Retained
                                        Common Shares    Additional             Unrealized   Unearned     Earnings
                                    ------------------     Paid-in    Treasury  Securities     ESOP     (Accumulated
                                      Number    Amount     Capital      Stock     Gains    Compensation    Deficit)      Total
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------
January 1, 1995 ..................  3,613,035   $36,622   $8,002,299  ($363,939)  $53,130    ($210,705)  ($1,671,946) $5,845,461
Exercise of options ..............     17,000       170       67,830                                                      68,000
Issuance of warrants .............                           202,000                                                     202,000
Maturity and repurchases of
  redeemable common stock ........                           627,132                                                     627,132
ESOP payments ....................                                                              42,857                    42,857
Treasury stock purchase ..........    (65,524)                         (504,801)                                        (504,801)
Sale of securities ...............                                                (53,130)                               (53,130)
Net income .......................                                                                         1,125,226   1,125,226
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------
December 31, 1995 ................  3,564,511    36,792    8,899,261   (868,740)        -     (167,848)     (546,720)  7,352,745
Maturity and repurchases of
  redeemable common stock ........                            10,047                                                      10,047
Treasury stock purchase ..........     (1,410)                          (10,047)                                         (10,047)
ESOP payments ....................                                                              42,856                    42,856
Net income .......................                                                                           616,580     616,580
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------
December 31, 1996 ................  3,563,101   $36,792   $8,909,307  ($878,787)         -   ($124,992)      $69,860  $8,012,181
Maturity and repurchases of
  redeemable common stock ........
Treasury stock purchase ..........
ESOP payments ....................                                                              42,857                    42,857
Net income .......................                                                                            31,752      31,752
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------
December 31, 1997 ................  3,563,101   $36,792   $8,909,307  ($878,787)         -    ($82,135)     $101,612  $8,086,790
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------
                                    ---------   ------   ----------   --------- ---------- ------------ ------------  -----------



  The accompanying notes are an integral part of the consolidated financial statements.

             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Years Ended December 31,
                                                                            ------------------------------------------
                                                                                  1997           1996          1995
                                                                            -------------   -----------   ------------
Cash flows from operating activities:
   Net income ............................................................   $     31,752   $    616,578  $ 1,125,226
   Adjustments to reconcile net income to net cash
   provided by operating activities:
           Depreciation ..................................................        577,915        514,123      474,571
           Amortization ..................................................        159,765        152,483      173,414
           Gain on sales of investments ..................................          -              -          (72,912)
           (Gain) loss on sales of equipment .............................          -              3,291      (62,820)
           Deferred income tax provision .................................         34,844        176,916      458,869
           Deferred revenue ..............................................        (33,810)        38,658      (36,207)
    Changes in assets and liabilities:
              Trade and other accounts receivable ........................      2,050,355       (708,578)    (207,048)
              Inventories ................................................        237,313        752,910     (434,550)
              Accounts payable, income taxes payable and accrued expenses.     (1,101,707)       280,542     (194,884)
              Payable to affiliates ......................................          -            (30,899)     (16,773)
              Deposits, prepaid expenses and other current assets.........          2,451        176,305       45,472
                                                                            -------------   -----------   ------------
            Net cash provided by operating activities ....................      1,958,878      1,972,329    1,252,358
                                                                            -------------   -----------   ------------
Cash flows from investing activities:
    Proceeds from sale of investments ....................................          -              -          119,787
    Proceeds from sale of equipment ......................................          -              6,435       77,822
    Capital expenditures .................................................     (1,110,141)    (1,022,053)    (404,229)
    Changes in other assets ..............................................        (14,791)      (105,063)     (77,734)
    Other intangibles ....................................................       (338,000)       (20,867)     (25,844)
                                                                            -------------   -----------   ------------
            Net cash used in investing activities ........................     (1,462,932)    (1,141,548)    (310,198)
                                                                            -------------   -----------   ------------
Cash flows from financing activities:
    Net borrowings (repayments) under credit facilities ..................       (691,525)      (780,312)    (193,942)
    Proceeds from (repayments) of notes payable ..........................        462,920        100,000     (253,000)
    Proceeds from issuance of bonds payable ..............................          -              -          600,000
    Principal payments on long-term debt .................................       (410,374)      (348,943)    (326,265)
    Proceeds from issuance of common stock under stock option plan .......          -              -           68,000
    Purchase of treasury stock ...........................................          -            (10,047)    (504,801)
    Reduction of unearned ESOP compensation ..............................         42,857         42,857       42,857
    Increase in cash overdraft............................................         82,979          -            -
                                                                            -------------   -----------   ------------
           Net cash used in financing activities .........................       (513,143)      (996,445)    (567,151)
                                                                            -------------   -----------   ------------
Net increase (decrease) in cash and cash equivalents .....................        (17,197)      (165,664)     375,009
Cash and cash equivalents at beginning of year ...........................        232,135        397,799       22,790
                                                                            -------------   -----------   ------------
Cash and cash equivalents at end of year .................................   $    214,938   $    232,135  $   397,799
                                                                            -------------   -----------   ------------
                                                                            -------------   -----------   ------------



        The accompanying notes are an integral part of the consolidated financial statements.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

Arrhythmia Research Technology, Inc. ("ART"), a Delaware corporation, is engaged in marketing computerized medical instruments for monitoring, analyzing and treating heart disease. Micron Products Inc. ("Micron"), a wholly-owned subsidiary of ART, is a manufacturer of silver/silver chloride-plated sensor elements, a component used in the manufacture of disposable medical electrodes designed for electrocardiograph (ECG) and other instrumentation. Additionally, Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes. Micron manufactures and leases high speed electrode assembly machines to its sensor and snap customers.

2.  ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION   The consolidated financial statements include
the accounts of ART and Micron (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

 REVENUE    Revenue from product sales is recognized upon shipment of the product when independent sales representatives or distributors are responsible for installation of systems, as the title and risk of loss passes to the customer at the time of shipment. However, in cases where ART personnel are scheduled to perform this in-service/installation, the revenue is not recognized until completion of such obligations. Revenue from the sale of extended warranties is deferred and amortized ratably over the life of the warranty.

 CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash on hand and on deposit at local banks. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

 INVESTMENTS   Investment securities are classified into one of three
categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are measured at amortized cost and available-for-sale and trading securities are measured at fair value. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of deferred taxes in a separate component of shareholders' equity until realized. Realized gains and losses are computed on a specific identified cost basis and included in current period income. The Company adopted and implemented Statement of Financial Accounting Standards (SFAS) No. 115 effective January 1, 1994.

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

 ADVERTISING EXPENSES. Advertising expenses consist primarily of costs incurred in promoting the Company's products, printed brochures and other activities. The Company expenses advertising costs as incurred. The Company's advertising expense was approximately $69,000, $89,000, and $20,000 in 1997, 1996, and 1995 respectively.

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

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

businesses to assess recoverability based on future operating projections. Impairments would be recognized in operating results if a permanent diminution in value were to occur on an undiscounted basis.

 Direct costs to acquire patent technology and legal costs associated with securing and defending patents are capitalized and amortized using the straight-line method over the remaining useful life of the patents. The Company periodically reviews its patent assets to assess recoverability based on future undiscounted projected earnings from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

 Certain software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the related product, generally three years. Amortization commences when the product is available for general release. Costs to establish the technological feasibility of the product are expensed as research and development. Amortization of software development costs amounted to $1,134, $16,047, and $42,409, for the years ended December 31, 1997, 1996, and 1995, respectively.

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

 NET INCOME PER SHARE DATA Earnings per share is calculated by dividing the net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the year. In 1997 the Company adopted SFAS No. 128 "Earnings Per Share" which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. The Company adopted SFAS No. 128 for the year ended December 31, 1997. Previously reported EPS have been restated to conform to SFAS No. 128.

 Basic and diluted EPS computation for the years ended December 31,1997, 1996, and 1995 are as follows:

                                                           For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1997           1996           1995
                                                      ----------      ---------      ---------
   BASIC EPS
   Net income available to common stockholders..          31,752        616,578      1,125,226
   Weighted average common shares outstanding...       3,563,101      3,563,454      3,601,338
   Basic EPS....................................            0.01           0.17           0.31

   DILUTED EPS
   Net income available to common stockholders..          31,752        616,578      1,125,226
   Weighted average common share outstanding....       3,563,101      3,563,454      3,601,338

   Assumed conversion of common shares issuable
   under stock option plan .....................               -         44,160         82,033

   Weighted average common and common equivalent
   shares outstanding ..........................       3,563,101      3,607,614      3,683,371

   Diluted EPS .................................            0.01           0.17           0.31

 In 1997 and 1996 the Company had common stock options outstanding during the years which were not included in the diluted earnings per share calculation because they would have been antidulutive. As of December 31, 1997 and 1996, the Company had 177,000 and 197,000 options outstanding, respectively.

 RECLASSIFICATIONS Certain prior year financial statement items of the Company have been reclassified to conform to the current year presentation.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS


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

 FAIR VALUE OF FINANCIAL INSTRUMENTS In 1995, the Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet.

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

  RECENT ACCOUNTING STANDARDS

 In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose finacial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

  YEAR 2000

 The Company utilizes various mainframe and PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems with this software as a result of the change in the millennium on January 1, 2000.

3.  ACQUISITIONS ACTIVITY

 On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"), (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, with $50,000 paid at closing and a promissory note issued in the amount of $300,000. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter.

 Simultaneously, with the execution of the asset purchase agreement, ART entered into a manufacturing agreement with Astro-Med. The term of the agreement began on April 14, 1997 and continues for three years; provided, however, that ART may, on sixty days' prior written notice to Astro-Med, terminate the manufacturing agreement after the date of the first anniversary. During the term of the manufacturing agreement, Astro-Med will manufacture the K3 Products at prices which are specified in the agreement.

  Pursuant to an asset purchase agreement dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all of its assets used in the business of manufacturing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets was $400,000, payable as follows: (i) cash paid on account in the amount of $58,368; (ii) cash in the amount of $141,632 paid on March 31, 1997; and (iii) a non-interest bearing promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each.

 At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark will continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing agreement is automatically renewable for successive one-year terms.

LITE- TECH, L.P.

In August 1994, the Company elected to terminate acquisition discussions with Lite-Tech, L.P. The Company had entered into a letter of intent with Lite-Tech, L.P. to acquire certain assets for cash and common stock and assume certain liabilities. As of December 31, 1996, the Company, through its Micron subsidiary, had a net note receivable from Lite-Tech in the amount of $54,000 for the return of an initial good-faith deposit. During 1997, the remaining good faith deposit of $54,000 was written off as a doubtful account receivable..

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

4.   INVENTORIES

 Inventories consist of the following:

                                       DECEMBER 31,
                                   1997            1996
                               -----------     ----------
Raw materials ..............   $   288,255     $  320,736
Work-in-process ............       282,929        354,838
Finished goods .............     1,429,939      1,562,862
                               -----------     ----------
    Total ..................   $ 2,001,123     $2,238,436
                               -----------     ----------
                               -----------     ----------


5.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consist of the following:

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                    ASSET LIVES          1997           1996
                                                   --------------   ------------   ------------
Machinery and equipment ........................    5 to 15 years   $  4,086,672   $  2,924,230
Equipment held for leases ......................    5 to 15 years        362,352         60,000
Building and Leaseholds ........................        20  years      1,787,118      1,745,354
Furniture and fixtures .........................     3 to 4 years        281,241        192,580
                                                                    ------------   ------------
                                                                       6,517,383      4,922,164
Accumulated depreciation .......................                      (2,322,216)    (1,744,302)
                                                                    ------------   ------------
Total ..........................................                    $  4,195,167   $  3,177,862
                                                                    ------------   ------------
                                                                    ------------   ------------


 The Company had approximately $244,000 and $244,000 of assets under capital leases, included in machinery and equipment, at December 31, 1997 and 1996, respectively. Accumulated depreciation on these assets was approximately $33,000 and $33,000 at December 31, 1997 and 1996, respectively. During 1994, equipment leased by the Company for Phoenix Polymers, Inc. ("Phoenix"), totaling $290,535, with related accumulated depreciation of $14,527, was written-down to its net realizable value of $80,000 and is included in other assets as of December 31, 1996.

EQUIPMENT LEASING

 The Company leases attaching machines under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $39,996 and $6,000 at December 31, 1997 and 1996.

6.   GOODWILL AND OTHER INTANGIBLES

  Goodwill and other intangibles consist of the following:

                                                             December 31,
                                                    ---------------------------
                                                         1997         1996
                                                    ------------  -------------

Goodwill ........................................   $  2,661,073   $  2,323,073
Accumulated amortization ........................       (635,476)      (504,448)
                                                    ------------  -------------
                                                    $  2,025,597   $  1,818,625
                                                    ------------  -------------
                                                    ------------  -------------

Patents ..........................................  $    286,108       $276,317
Software development costs .......................       222,418        217,418
Accumulated amortization .........................      (422,859)      (394,122)
                                                    ------------  -------------
                                                    $     85,667   $     99,613
                                                    ------------  -------------
                                                    ------------  -------------

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

7.   DEBT

 REVOLVING CREDIT FACILITY

 In November 1995, the Company entered into a credit facility with a bank which includes a $3,500,000 working capital line of credit and a $375,000 term loan maturing September 1997. In June 1997 the credit facility was amended increasing the term loan to $400,000 and extending the maturity date to December 2002. The line of credit is collateralized by the accounts receivable and inventory of the Company and bears interest at prime plus .75% (9.0% at December 31, 1997). The working capital line of credit replaced the individual lines of credit maintained by ART and Micron originally maturing
September 1997 and was extended to December 15, 2002.   The available
balance of the working capital line of credit as of December 31, 1997 and 1996 was $467,135 and $1,158,660, respectively.

 The weighted average interest rate during the year for the Company's credit facilities was 9%. The new loan agreement contains covenants which require ART to maintain certain specific financial ratios and limit asset acquisitions to $50,000 or less for ART and $500,000 or less for Micron without prior written approval. At December 31, 1997 the Company was in compliance with the terms of the new loan agreement or has obtained waivers for any event of non-compliance.

Long-term borrowings, excluding capital lease obligations, consist of:



                                                                         1997        1996
                                                                    ----------    ----------
$400,000 term note payable to a bank, bearing interest
at 9% per annum, payable in monthly installments of $8,303
through, maturity, December 2002, collateralized by Micron
equipment and unallocated ESOP shares ............................  $  325,001     $  84,375

Bonds payable ....................................................     485,935       437,935

$300,000 promissory note for acquisition of machines, bearing interest at 8% per annum, payable interest only in the first year and in quarterly installments of $28,203 through June 2000,
collateralized by equipment purchased ............................     300,000            -

$200,000 promissory note for acquisition of machines, bearing no interest, payable in equal monthly installments of $10,000 through maturity, November 1998, discounted at 9% to reflect
fair value, collateralized by machines purchased .................     105,207

Mortgage payable, bearing interest at 9.25% per annum, payable in monthly installments of $6,253 through maturity, August 1998,
collateralized by mortgage on land and building ..................      46,155       100,000

Other obligations ................................................      11,116        10,910
                                                                    ----------    ----------
                                                                     1,273,414       633,220

Less current maturities ..........................................    (320,328)     (149,130)
                                                                    ----------    ----------
     Total  bonds and long-term debt .............................  $  953,086     $ 484,090
                                                                    ----------    ----------
                                                                    ----------    ----------

 In August 1995, the Company completed a $600,000 private bond placement. The bonds are subordinated to the credit facility, carry an 11% interest rate, and are payable in five years.

 In connection with the private bond placement, ART issued an aggregate of 279,000 warrants to the bondholders to purchase ART common stock at $3.00 per share. The warrants were exercisable upon issuance and expire in five years. The Company recorded the allocation between the detachable warrants and debt securities based on their relative fair values, as determined by a third party appraisal as of the issuance date. Accordingly, the proceeds related to the warrants are reported as additional paid-in capital and a discount on the debt securities of $202,000, which is being amortized to interest expense over the five-year term of the warrants. For the year ended December 31, 1997, the Company recorded amortization of bond discount of $48,000 and interest expense of $66,000. The unamortized bond discount remaining as of December 31, 1997 and 1996 was $135,374 and $162,065, respectively.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

 On March 5, 1997, Micron acquired assets used in the business of manufacturing, marketing, assembling, leasing and selling medical stud and eyelet application machines and obtained a promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each with no interest.

 On April 14, 1997, ART incurred a promissory note in the amount of $300,000, bearing interest of 8% per annum, through the acquisition of property and equipment from a manufacturer. Interest only payments are payable on the last day of each quarter during the first year, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter. The note contains a subjective acceleration clause which states that any material adverse change in the Company's financial condition would result in the note becoming due and payable without further notice.

CAPITAL LEASES

 The Company leases equipment under agreements which are classified as capital leases and expire on various dates. The lease agreements generally provide purchase options at the end of the original lease. Future minimum lease payments under noncancelable leases consist of the following:


                FISCAL YEAR                              1997
------------------------------------------           -----------
1998                                                 $   115,577
1999                                                      49,269
2000                                                      27,800
2001                                                      22,639
2002                                                       4,315
Total minimum lease payments                             219,600
Less amounts representing interest                       (27,147)
                                                     -----------
                                                         192,453
Less current portion                                    (100,371)
                                                     -----------
Long-term obligations under capital leases             $  92,082
                                                     -----------
                                                     -----------

8.  INCOME TAXES

 The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes a tax liability (or asset) approach to inter-period tax allocations and requires tax liabilities to be stated at current effective tax rates.

 The income tax provision (benefit) for each of the three years in the period ended December 31, 1997 consists of the following:

                                                           1997          1996           1995
                                                        ---------     ---------      ----------
Current:
     Federal .......................................    $  -          $  283,739     $  340,346
     State .........................................       15,156              -         18,856
                                                        ---------     ---------      ----------
          Total ....................................       15,156        283,739        359,202
Deferred ...........................................       34,844        176,916        458,869
                                                        ---------     ---------      ----------
Total income tax expense (benefit) .................    $  50,000     $  460,655     $  818,071
                                                        ---------     ---------      ----------
                                                        ---------     ---------      ----------

 Micron's net operating loss ("NOL") carryforwards for income tax purposes approximated $2,496,000 and $2,528,000 at December 31, 1997 and 1996,
respectively. During the three years ended December 31, 1997, Micron utilized approximately $32,000, $425,000, and $773,000 of its NOL carryforwards. The NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

 The components of the net deferred tax assets were as follows as of December 31:


                                                         1997           1996
                                                     -----------   -----------
Deferred tax liabilities:
     Software development costs ..................    $  (1,558)      $  (711)
                                                     -----------   -----------
     Total deferred tax liability ................       (1,558)         (711)
                                                     -----------   -----------
Deferred tax assets:
     Inventories .................................       303,626       339,767
     Mortgage participation certificates .........       960,000       960,000
     Corazonix Patents ...........................       313,826       344,983
     Other .......................................       298,176       291,782
     Net operating loss carryforwards ............       848,832       957,067
     Valuation allowance .........................    (2,263,979)   (2,399,121)
                                                     -----------   -----------
     Total deferred tax asset ....................       460,481       494,478
                                                     -----------   -----------
Net deferred tax asset ...........................    $  458,923    $  493,767
                                                     -----------   -----------
                                                     -----------   -----------

  Deferred tax assets are recognized by reducing the valuation allowance as the Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets

 The significant components of deferred tax expense were as follows for the years ended December 31:


                                                         1997           1996           1995
                                                       ---------     ----------     ----------
Utilization of net operating loss carryforwards ....   $  10,682     $   47,012     $  262,845
Valuation reserve ..................................    (135,142)             -              -
Other ..............................................     159,304        129,904        196,024
                                                       ---------     ----------     ----------
     Total .........................................   $  34,844     $  176,916     $  458,869
                                                       ---------     ----------     ----------
                                                       ---------     ----------     ----------

 The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income from operations before taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

                                                          1997           1996           1995
                                                       ----------    -----------    -----------
Tax provision computed at statutory rate ............  $  27,795     $  366,260     $  660,721

Increases (reductions) due to:
     Nondeductible expenses .........................      2,720          2,773          3,750
     Amortization of goodwill .......................     39,054         39,054         39,054
     State income taxes net of federal benefit ......          -         52,568        114,546
     Increase in valuation allowance ................          -              -              -
     Other ..........................................    (19,569)             -              -
                                                       ----------    -----------    -----------
Income tax expense (benefit) ........................  $  50,000     $  460,655     $  818,071
                                                       ----------    -----------    -----------


9.  EMPLOYEE BENEFIT PLANS

 Micron established an Employee Stock Ownership Plan ("ESOP") as a result of a
previous plan of reorganization   The ESOP is noncontributory on the part of
its participants. All employees of the Company are eligible for participation in the ESOP. The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the ESOP plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity. The Company accounts for its ESOP in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation. The Company has elected to recognize compensation expense based on contributions made. There are no repurchase obligations by the Company. The Company contributed and recorded compensation expense of $42,857, $42,857, and $42,857 during the years ended December 31, 1997, 1996, and 1995, respectively.

 The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 15% of their eligible compensation or up to the maximum allowable by the IRS. The Company does not make any matching contributions.

10.  COMMITMENTS AND CONTINGENCIES

   ROYALTIES

 ART licenses its signal-averaging technology from an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $60,000 annually.

   ELECTROPHYSIOLOGY PRODUCTS CONTRACT

 Effective April 1, 1994, ART and Prucka Engineering, Inc. ("Prucka"), the manufacturer of the CardioLab and CardioMapp products (the "Products"), executed an agreement related to ART's exclusive distribution of the Products. Under the agreement, during the distribution period which expired December 31, 1996, purchase orders for Products were received in ART's name; Prucka manufactured and invoiced ART for the Products at a predetermined discount and received payment from ART; and ART invoiced customers and received payments. Beginning January 1997 and thereafter, ART will receive commissions on certain Products sold through December 31, 2002.

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

   SALES TAX
 In 1997 the state of California gave notice to the Company that sales tax statements had not been filed by the Company since 1989. As a result, the Company has notified all applicable customers with invoices during the period that they would be responsible for sales and use taxes for the specific invoices. The Company has a reserve of $125,000 in 1997 for California sales tax liability. Going forward, the Company is charging and collecting sales tax as customers are billed.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

   LEGAL PROCEEDINGS

 The Company is a defendant in various civil lawsuits involving normal and usual claims arising in the ordinary course of its business. In the opinion of management, all such matters are either covered by insurance or involve amounts such that an unfavorable disposition of the proceedings would not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

   ENVIRONMENTAL

GROUNDWATER

 Like many industial processes, the Micron manufactuing process utilizes hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation. Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting fim to constantly review, monitor and upgrade its air and waste water treatrment activities. As a result, Micron believes that the operations of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

 Micron has been identified as a "potential responsible party" (PRP) under the Comprehensive Environmental Response and may be required to share in the cost of cleanup with respect to Fitchburg, Massachusetts manufacturing facility. In January 1998, Micron filed information with the Massachusetts Departement on Environmental Protection (DEP) to allow further subsurface investigation and a consequent risk assessment to be performed. The Company's environmental engineers have developed estimates of the possible remediation costs for this facility of $150,000 to $200,000. The Company accrues the best estimates of these costs whenit is probable that a liability has been incurred. At December 31, 1997 and 1996, the balance sheet included an accrual for these costs of approximately $92,000 and $92,000, respectively. In addition, to comply with environmental laws and regulations, the Company spent approximately $700,000 for capital improvements in 1997 and expects to spend approximately $200,000 in 1998, funded from operating cash flow.

 Based on the Company's analyses and subject to the difficulty in estimating these future costs, the Company expects that any sum it may be required to pay in connection with environmental matters is not reasonably likely to exceed the amounts disclosed in an amount which would have a material adverse effect on financial condition, result of operations or liquidity.

   OPERATING LEASES

 The Company leases certain facilities and equipment under non-cancelable lease arrangements. During 1997, the Company leased 4,009 square feet of office space in an office building in Austin, Texas and 18,800 square feet of manufacturing and quality control space in an industrial building in Fitchburg, Massachusetts for part of the year. The lease on the office space will expire in November 1998 and the manufacturing facility lease expired in July 1997. Rent expense under all operating leases was approximately $157,749, $195,559 and $170,000 in 1997, 1996 and 1995, respectively.

Future minimum operating lease payments as of December 31, 1997 are as follows:


                               YEAR                     OPERATING LEASES
                    --------------------------          ----------------
                    1998 .....................          $  64,600
                    Total ....................          $  64,600



11.  SUPPLEMENTAL CASH FLOWS INFORMATION

 Cash paid for income taxes and interest for the years ended December 31:

                                  1997            1996           1995
                              ------------    -----------    -----------
Income taxes                   $  350,000     $  230,000     $  440,513
                              ------------    -----------    -----------
                              ------------    -----------    -----------
Interest                       $  245,845     $  276,719     $  256,878
                              ------------    -----------    -----------
                              ------------    -----------    -----------

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

Non-cash activities:

                                                            1997           1996           1995
                                                          -------        ---------      ---------
      Acquisition of property and equipment by capital
        lease or debt ................................   $485,080          $  87,790      $  47,635
                                                         --------        ---------      ---------
                                                         --------        ---------      ---------


12.  RELATED PARTY TRANSACTIONS

 The Company obtains legal services with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $20,000, $30,000 and $43,000 for years 1997, 1996 and 1995, respectively. The amounts owed to this firm at December 31, 1997, 1996 and 1995 were approximately $22,000, $21,000 and $23,000, respectively.

 Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties to CDI were $6,300, $10,500, and $8,400 for years 1997, 1996, and 1995. The amounts owed to CDI at December 31, 1997, 1996 and 1995 were $16,300, $10,500, and $8,400, respectively.

 During the years 1997, 1996, and 1995 healthcare coverage premiums of $8,900, $5,900 and $5,300 were paid on behalf of a Director of the Company in exchange for consulting services.

 The Company obtains consulting services, with respect to acquisitions, SEC filings, financial road shows, and other negotiations, from a shareholder and Director of the Company. Fees for services paid to this Director were approximately $25,000 in 1997. The amounts owed to this Director at December 31, 1997 were approximately $4,200.

13.  STOCK OPTIONS

 The Company has reserved 250,000 shares of its Common Stock for issuance to officers and key employees pursuant to a Incentive Stock Option Plan (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the Common Stock on the date of grant, which was $2.25 to $6.50 per share for all options outstanding and granted under the Option Plan.

 Transactions under the Option Plan are summarized as follows:


                                                            1997           1996           1995
                                                          -------        -------        -------
                                                                                           >
Options outstanding at beginning of year ...............  177,000        240,750        131,250
Granted ................................................   25,000              -        130,000
Forfeited ..............................................   39,000              -            -
Terminated .............................................        -         63,750         20,500
                                                          -------        -------        -------
Options outstanding at end of year .....................  163,000        177,000        240,750
                                                          -------        -------        -------
Options exercised to date ..............................    2,000          2,000          2,000
                                                          -------        -------        -------
Available for grant at end of year .....................   85,000         71,000          7,250
                                                          -------        -------        -------
                                                          -------        -------        -------
Exercisable at end of year .............................   91,800         64,200         52,550

Weighted-average fair value of options granted .........    $1.34              -          $1.91
                                                          -------        -------        -------
                                                          -------        -------        -------


 During 1989 and 1988, certain non-plan options (the "Non-plan options") were granted by the Board of Directors to six employees and an independent sales person. These Non-plan options were for 41,250 shares at an exercise price ranging from $2.00 to $4.00, the approximate market price at the date of grant. The options were approved by the shareholders and have all expired. During 1991, options for 219,000 shares, expiring in 1996, at an exercise price of $4.00 were granted to the Directors, the President and three employees. During 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight current Directors. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement. In 1996, the shares were terminated pursuant to a letter amendment to the original separation agreement. During 1995, Non-

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

plan options for 29,000 shares, expiring in 2005, at an exercise price of $3.00 were granted to two key officers of the Company.

 During 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation which is being amortized over the vesting period. Total compensation expense related to these options were recognized in the prior years. Compensation expense recorded during the years ended December 31, 1997, 1996 and 1995 was $0, $0, and $22,750 respectively.

 Transactions relative to Non-plan options are summarized as follows:

                                                           1997           1996           1995
                                                          -------        -------        -------
Options outstanding at beginning of year .............    197,000        353,700        366,700
Granted ..............................................          -              -         29,000
Exercised ............................................          -              -         17,000
Terminated/forfeited .................................     20,000        156,700         25,000
                                                          -------        -------        -------
Options outstanding at end of year ...................    177,000        197,000        353,700
                                                          -------        -------        -------
                                                          -------        -------        -------
Exercisable at end of year ...........................    136,500        182,500        331,950
                                                          -------        -------        -------
                                                          -------        -------        -------

     The Company has applied Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, in accounting for their stock option plans. Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ART's net income would have decreased by the pro forma amounts indicated below, for the years ended December 31, 1997 and December 31, 1996:


                                                1997         1996
                                            ---------     ----------
Net income - as reported .................  $  31,752     $  616,579
                                            ---------     ----------
                                            ---------     ----------
Net income - pro forma ...................  $ (10,867)    $  580,389
                                            ---------     ----------
                                            ---------     ----------
Basic income per share - as reported .....  $  .01        $  .17
                                            ---------     ----------
                                            ---------     ----------
Basic income per share - pro forma .......  $  (.01)      $  .16
                                            ---------     ----------
                                            ---------     ----------

 The fair value of each stock option granted is estimated on the date of grant using the option-pricing method with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 57%, risk-free interest rate of 6.22%, and an expected life of 5.8 years.

 The underwriter of the June 1991 public offering was granted warrants to purchase 75,000 shares at $4.40 per share, expiring in 1996. The Common Stock to be issued upon exercise of the warrants was registered with the Securities and Exchange Commission under Form S-3 during 1993. The underwriter exercised warrant rights and shares were issued for 15,000 shares of common stock during 1993. The remaining underwriter's warrants expired unexercised in June 1996. In August 1995, warrants were issued to bondholders to purchase an aggregate of 279,000 shares of common B stock at $3.00 per share. The bondholders' warrants expire five years from the date of the bond.

                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS

14.  EXPORT SALES AND SIGNIFICANT CUSTOMERS

 The following table sets forth the geographic distribution of the Company's net sales:

                                                               YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997            1996           1995
                                                     ------------  -------------  -------------
United States .................................      $  7,156,957  $  15,935,126  $  16,380,540
Europe ........................................         2,726,142      4,829,713      4,325,860
Canada, Mexico & South America ................         1,715,115      1,587,372      1,078,263
Pacific Rim ...................................           236,654      2,303,520      1,101,085
Other .........................................            52,319        132,118         42,341
                                                     ------------  -------------  -------------
Net Sales .....................................      $ 11,887,187  $  24,787,849  $  22,928,089
                                                     ------------  -------------  -------------
                                                     ------------  -------------  -------------

 During the year ended December 31, 1997 three major customers accounted for 35%, 23% and 13% of net sales of Micron. There was no single significant customer for ART during the three years in the period ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   DIRECTORS AND EXECUTIVE OFFICERS

 The directors and executive officers of the Company are as follows:


                  NAME                         AGE           POSITION WITH THE COMPANY
-------------------------------------------    ---    ----------------------------------------------
Anthony A. Cetrone.........................     69    Chairman of the Board of Directors,
                                                      Chief Executive Officer of Micron, Director
Sidney M. Barbanel.........................     61    President and Chief Executive Officer, Director
Eric K. Y. Chan, Ph.D......................     41    Vice President of Engineering
Nancy C. Arnold............................     50    Vice President, Secretary and General Counsel
Julius Tabin, Ph.D.........................     78    Director
Paul F. Walter, MD.........................     60    Director
Russell C. Chambers, MD....................     54    Director
E.P. Marinos...............................     56    Director
Lawrence S. Black..........................     68    Director


 The Directors are divided into three classes with rotating three-year terms. Dr.Walter, Mr. Black, and Mr. McManus were elected to serve as Directors until the 2000 annual meeting of shareholders. Mr. McManus subsequently resigned. Dr.Chambers, Mr. Cetrone, and Mr. Barbanel have been elected to serve until the 1999 annual meeting of shareholders. Dr. Tabin and Mr. Marinos have been elected to serve as Directors until the 1998 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

 E.P. (LOU) MARINOS was appointed President and Chief Executive Officer of the Company in March 1995 and resigned in May, 1997. Mr. Marinos, until he resigned, also served in the capacity of Chief Financial Officer and Chief Operating Officer since joining the Company in May, 1994. Prior to joining the Company Mr. Marinos held senior executive management or Director positions with Intermedics, Inc., Carbon Implants, Inc., Bio-International, Inc. and Endevco, Inc. He was also a senior partner with Deloitte & Touche. Mr. Marinos is presently President and Chief Executive Officer of Midcoast Interstate Transmission, Inc.

 ANTHONY A. CETRONE has been President of Micron since 1988 and chairman of its Board from June 1990 to the present, Mr. Cetrone also served as President and Chief Executive Officer of the Company from January 1993 to March 1995. Mr. Cetrone was appointed Chairman of the Board in November 1996.

 NANCY C. ARNOLD has been Secretary of the Company since March 1988 and General Counsel since January 1990. She was elected Vice President in 1997.

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

 LAWRENCE S. BLACK has been a director of the Company since October 1994. He is the Chairman and founder of Black & Company, Inc., investment bankers. Mr. Black is also a director of Mt. Bachelor Corp.

 SIDNEY M. BARBANEL has been a director of the Company since September 1997. He was appointed President and Chief Executive Officer in September 1997. Prior to joining the Company, Mr. Barbanel held Senior Executive positions in ABAS Associates and Cook Pacemaker, Inc. for more than five years.

   ITEM 11.  EXECUTIVE COMPENSATION

 The following tables set forth certain information concerning compensation of and stock options held by the Company's President and Chief Executive Officer and the President of the Company's subsidiary, Micron:

                          SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM COMPENSATION
                                                                                            ----------------------
                                                           ANNUAL  COMPENSATION             AWARDS       PAYOUTS
                                                   ---------------------------------------  --------    ---------
                                                                                             STOCK      LONG-TERM       ALL
                                                                                            OPTIONS     INCENTIVE      OTHER
      NAME AND PRINCIPAL POSITION                  YEAR      SALARY     BONUS   OPTIONS(1)   (SH)        PAYOUTS   COMPENSATION
-------------------------------------------       ------  ------------  -----   ----------  --------    ---------  ------------
E. P. Marinos, former President and Chief           1997     $  62,800  $  4,000       -            -       -            -
Executive Officer

Anthony A. Cetrone, President, Micron               1997     $  98,000    13,569       -            -       -            -
Products Inc.

Sidney M. Barbanel, President and Chief             1997     $  43,800         -       -            -       -            -
Executive Officer

E. P. Marinos, former President and                 1996    $  100,000  $  2,000       -            -       -            -
Chief Executive Officer

Anthony A. Cetrone, President, Micron               1996     $  98,000 $  17,118       -            -       -            -
Products Inc.

E.P. Marinos, former President and                  1995     $  92,300         -       -     80,000(1)      -            -
Chief Executive Officer

Anthony A. Cetrone, President Micron                1995     $  98,000 $  21,907   5,250     29,000(1)      -            -
Products, Inc.



(1) Mr. Marinos and Mr. Cetrone were granted 60,000 and 20,000 options to purchase shares, respectively, under the Option Plan. The shares vest at the rate of 20% per year for five years until fully vested. The exercise price was based on the market price on the date of grant. Mr. Marinos relinquished 36,000 options in June 1997. Mr. Marinos and Mr. Cetrone were granted 20,000 and 9,000 options to purchase shares at an exercise price of $3.00, respectively, outside the Option Plan. Twenty-five percent of the shares vest immediately and the remainder vest at twenty-five percent on each anniversary date, until fully vested. The shares granted outside the Option Plan were approved by the shareholders. The market price at the date of grant was $3.00. Mr. Marinos relinquished all 20,000 options in June 1997.


                       OPTION GRANTS IN LAST FISCAL YEAR


There were no option grants/SARS in fiscal year 1997.

              OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES




                                                          VALUE OF UNEXERCISED
                                      VALUE REALIZED  NUMBER OF UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                          SHARES     (MARKET PRICE AT   HELD AT DECEMBER 31, 1997      AT DECEMBER 31, 1997
                         ACQUIRED     EXERCISE LESS   ----------------------------- --------------------------
NAME                   ON EXERCISE   EXERCISE PRICE)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
--------------------   -----------   --------------   -----------   -------------   -----------  -------------
E.P. Marinos .......        -           $  -            42,000            -            $  -           $  -
Anthony A. Cetrone .        -           $  -            76,100          17,400         $  -           $  -

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

 Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 1997.

EMPLOYMENT ARRANGEMENTS

 ANTHONY A. CETRONE

 Mr. Cetrone's employment agreement expired in 1996 It is currently being renegotiated. He is receiving the same compensation he received pursuant to his agreement. He is being paid a base salary of $98,000 per annum and he is entitled to bonus compensation in the amount of 5% of Micron's net income after taxes. .

 SIDNEY M. BARBANEL

  Sidney M. Barbanel receives a salary of $100,000 per annum and participates in such bonus and compensation plans as the Board may institute from time to time. Although Mr. Barbanel does not have an employment agreement with the Company, he has signed a confidentiality and non-compete agreement.

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

 Options to purchase an aggregate of 229,009 shares of Common Stock at an exercise price of $2.25 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 2,000 shares were exercised and options to purchase 87,500 shares granted to ten former employees were canceled due to termination of employment or death of the employees. During 1993, 2,000 shares were exercised. As of December 31, 1995, included in the total are options to purchase 97,000, 60,000, 25,000, and 30,000 shares, granted to E.P. Marinos, Anthony Cetrone, Nancy C. Garbade, and William E. Cooper, respectively. Mr. Coopers' options terminated upon his resignation in 1996. During the year ended December 31, 1997, 25,000 options to purchase shares were granted to one employee. Mr. Marinos forfeited 56,000 options upon his resignation in 1997. During the year ended December 31, 1996, no options were granted. During the year ended December 31, 1995, options to purchase 130,000 shares were granted to eight employees.

   OTHER OPTIONS

 In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 1997, options for 55,251 shares have been exercised and options for 260,700 shares have been terminated/forfeited

 During 1988 and 1989 options to purchase 18,750 shares were granted to four employees, all of which have been exercised or terminated as of December 31, 1993. During 1988, options to purchase 7,500 shares were granted to Wayne Schroeder at an exercise price of $2.00 per share. The options were exercised during 1993.

 During 1990, options to purchase 25,000 shares of Common Stock were granted to Robert A. Simms, at an exercise price of $4.00 per share, all of which were terminated in 1997 upon the resignation of Mr. Simms as director. Options to purchase an aggregate of 125,000 shares were granted to David Jenkins, from 1988 to 1991, at exercise prices ranging from $2.00 to $4.00 per share, of which 95,500 were terminated in January, 1993 when Mr. Jenkins resigned as President of the Company. Also in January, 1993, Mr. Jenkins exercised options for 7,500 shares at $2.00, and relinquished the balance of his options, except for 22,000 options in which he is fully vested, which were granted him as a director of the Company. In March, 1994, Mr. Jenkins exercised 5,000 options at an exercise price of $4.00 per share. In August 1995, Mr. Jenkins exercised 12,000 options at an exercise price of $4.00 per share. In September 1995, Mr. Jenkins exercised the balance of his options for 5,000 shares at an exercise price of $4.00 per share.

 During 1991, options to purchase 25,000 shares of common stock were granted to three employees, of which 17,500 shares have been exercised or terminated.

 In March 1991, five-year options to purchase 24,000 shares were granted to each of the six current directors of the Company (including Mr. Jenkins), exercisable at a rate of 1,000 shares per month at an exercise price of $4.00 per share. All such options expired unexercised in 1996. During 1991, options to purchase 25,000 shares at $4.00, expiring in 1996, were granted to three employees.

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

 MEDICAL CONSULTANTS

 From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 1995 , 1996 and 1997, the Company used consultants on a specific project basis. Amounts paid to consultants during 1995, 1996 and 1997 were not material.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 The following table sets forth information as of March 20, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.


                                                            BENEFICIAL OWNERSHIP (1)
                                                            ------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                        NUMBER         PERCENT
-------------------------------------------------------     --------      ---------
R.C. Chambers Irrevocable Trust (2) ...................     222,350          6.00
   1807 Lake Street
   Lake Charles, Louisiana 70601
Russell C. Chambers, M.D. (3) .........................     170,450          5.30
Julius Tabin, Ph.D. ...................................      38,375          1.07
Paul F. Walter, M.D. ..................................      69,375          1.09
Anthony A. Cetrone (4) ................................     129,067          3.62
E.P. Marinos ..........................................      42,000          0.30
Lawrence S. Black .....................................      19,500          0.50
Sidney M. Barbanel ....................................       6,333          0.10
All officers and directors as a group (9 persons) (5)..     746,425         20.95

1. Unless otherwise noted, each person has sole voting and investment power with respect to the shares of Common Stock beneficially owned.


2. The beneficiary of all of the trust's income is Dr. Chambers' son. Dr. Chamber's son has a 50% ownership interest in the assets held by the trust and Dr. Chamber's wife's estate has the remaining 50% ownership interest. Dr. Chambers disclaims any beneficial ownership of the Common Stock held by the trust.

3. Includes 2,500 shares over which Dr. Chambers has voting power pursuant to an agreement, 12,500 shares held as custodian for his son and 2,500 shares held as custodian for a niece.

4. Includes 67,567 shares held by the Micron Employee Stock Ownership Plan over which Mr. Cetrone shares voting power as Trustee.

5. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 1997, as follows:

                       NAME                                 NUMBER
             -----------------------------------          ------------
             Russell C. Chambers, M.D. .........             18,000
             Julius Tabin ......................             18,000
             Paul F. Walter, M.D. ..............             18,000
             Nancy C. Arnold ...................             13,000
             Anthony A. Cetrone ................             76,100
             Eric Chan .........................             12,000
             E.P. Marinos ......................             42,000
             Lawrence S. Black .................             18,000
                                                           -----------
                  Total ........................            215,100
                                                           -----------
                                                           -----------

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

 In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees for the years ended December 31, 1997, 1996 and 1995 were $7,300, $5,800, and $5,500, respectively.

 Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception and he and other members of the firm are shareholders of the Company. For the years ended December 31, 1997, 1996 and 1995, the law firm billed the Company approximately $20,000, $30,000, and $43,000 respectively, for legal services rendered and patent prosecution costs. The amounts owed to the firm at December 31, 1997, 1996, and 1995 were approximately $22,000, $21,000, and $23,000 respectively.

  Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 1997, 1996 and 1995, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $8,900, $5,900 and $5,300, respectively.

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

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as a part of this report:

 (1) All Financial Statements

 See index to financial statements on page 20 for a list of all financial statements filed as part of this report.

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

 (3) Exhibits

 The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:


                                  DESCRIPTION OF EXHIBIT
        ---------------------------------------------------------------------------
10.34   Asset Purchase Agreement, dated March 5, 1997, between Micron Products,
        Inc. and Newmark, Inc. ....................................................
10.35   Manufacturing Agreement, dated March 5, 1997, between Micron Products,
        Inc. and Newmark, Inc. ....................................................
10.36   Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia
        Research Technology, Inc. and Astro-Med, Inc. .............................
10.37   Manufacturing Agreement, dated April 14, 1997, between Arrhythmia
        Research Technology, Inc. and Astro-Med, Inc. .............................
10.38   Software Conversion Agreement, dated April 21, 1997, between Arrhythmia
        Research Technology, Inc. and Softheart, Inc. .............................
10.39   License Agreement, dated April 21, 1997, between Arrhythmia Research
        Technology, Inc. and Softheart, Inc. ......................................


(b) Reports filed in the fourth quarter on Form 8-K:

 None

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARRHYTHMIA RESEARCH TECHNOLOGY, INC.


BY:  /s/  SIDNEY M. BARBANEL
     --------------------------------------
     Sidney M. Barbanel
     President & Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                         CAPACITY                        DATE
-----------------------------  ---------------------------------------   -----------------
                               Chairman of the Board, Arrhythmia
                               Research Technology, Inc., President &
                               Chief Executive Officer, Micron
/s/ Anthony A. Cetrone         Products Inc.                              March 31, 1998
-----------------------------
Anthony A. Cetrone

/s/ Russell C. Chambers        Director                                   March 31, 1998
-----------------------------
Russell C. Chambers

/s/ Julius Tabin               Director                                   March 31, 1998
-----------------------------
Julius Tabin

/s/ E. P. Marinos              Director                                   March 31, 1998
-----------------------------
E. P. Marinos

                               Director, President and Chief Executive
                               Officer of Arrhythmia Research
/s/ Sidney M. Barbanel         Technology, Inc.                           March 31, 1998
-----------------------------
Sidney M. Barbanel.

/s/ Lawrence S. Black          Director                                   March 31, 1998
-----------------------------
Lawrence S. Black

/s/ Paul F. Walter             Director                                   March 31, 1998
-----------------------------
Paul F. Walter



                                 EXHIBIT INDEX
EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT                                PAGE
-------  -------------------------------------------------------------------------   ------
    3.0  Articles of Incorporation................................................     (a)
    3.1  By-laws..................................................................     (a)
    3.2  Certificate of Agreement of Merger of Arrhythmia Research Technology,
         Inc., a Louisiana Corporation, and Arrhythmia Research Technology, Inc.,
         a Delaware Corporation...................................................     (a)
    3.3  Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana
         Corporation, and Arrhythmia Research Technology, Inc., a Delaware
         corporation..............................................................     (a)
    4.0  Form of Certificate evidencing shares of the Company's Common Stock......     (a)
    4.1  Form of Non-plan Options to purchase Company Common Stock................     (c)
    4.2  Form of Options to purchase Company Common Stock under the 1987
         Incentive Stock Option Plan..............................................     (a)
    4.3  Form of Underwriter's Warrant............................................     (c)
    4.4  Bond Indenture and Bond Form.............................................
    4.5  Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock
         Option Plan..............................................................
    4.6  Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock
         Option Plan..............................................................
   10.0  Distribution Agreement by and between Prucka Engineering, Inc. and
         ART, dated November 20, 1989.............................................     (b)
   10.1  Amendment to Distribution Agreement dated November 20, 1989..............     (b)
   10.2  Lockup Agreement.........................................................     (a)
   10.3  Manufacturing Agreement by and between ART and Mortara Instrument,
         Inc. dated March 8, 1987.................................................     (a)
   10.4  Amendment to Manufacturing agreement dated June 15, 1987.................     (a)
   10.5  Letter agreement by and between ART and Mortara Instrument, Inc.
         dated October 26, 1989...................................................     (c)
   10.6  Letter agreement by and between ART and Mortara Instrument, Inc.
         dated February 21, 1990..................................................     (c)
   10.7  Letter agreement by and between ART and Mortara Instrument, Inc.
         dated February 21, 1990..................................................     (c)
   10.8  Letter agreement by and between ART and Mortara Instrument, Inc.
         dated July 31, 1990......................................................     (c)
   10.9  License Agreement dated November 15, 1981 by and between University
         Patents, Inc., and ART...................................................     (a)
  10.10  Amendment to License Agreement dated June 1, 1985........................     (a)
  10.11  License of Cardiac Signal Average and Base Technology by ART to
         Cardiodigital Industries, Inc. to ART....................................     (a)
  10.12  Grant of Option to Acquire Exclusive License for Use of Signal
         Averaging Technology from Cardiodigital Industries, Inc. to ART..........     (a)
  10.13  Agreement and Plan of Merger executed by ART and Arrhythmia Research
         Technology, Inc., a Louisiana corporation................................     (a)
  10.14  Settlement Agreement, dated February 23, 1990, by and among Baylor
         College of Medicine, The Methodist Hospital Foundation and The
         Methodist Hospital and Matthew W. Prucka, Delphi Computer Systems
         Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia
         Research Technology, Inc.................................................     (c)
  10.15  Form of Employment Agreement dated June 1, 1991, by and between the
         Company and David A. Jenkins.............................................     (c)
  10.16  Amendment No. 2 to License Agreement between ART and University
         Patents, Inc. dated February 6, 1991.....................................     (b)
  10.17  O E M Agreement by and between Vascor Medical Corporation, Vascomed
         and ART dated December 14, 1991..........................................     (d)
  10.18  Amendment to O E M Agreement dated December 14, 1991. ...................     (d)
  10.19  O E M agreement by and between Professional Catheter Corporation and
         ART dated September 11, 1992.............................................     (f)
  10.20  Distribution Agreement by and between Prucka Engineering, Inc. and
         ART, dated May 28, 1992..................................................     (f)


  10.21  Employment Agreement, dated November 24, 1992, between the Company
         and Anthony A. Cetrone...................................................     (f)
  10.22  Asset Purchase Agreement, dated February 17, 1993, by and among
         Hubbard, Thurman, Tucker & Harris, L.L.P. and ART........................     (f)
  10.23  Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia
         Research Technology, Inc., ART Merger Subsidiary II, Inc., Micron
         Products Inc. and Micron Medical Products Inc............................     (e)
  10.24  Merger Agreement, dated November 25, 1992, between ART Merger
         Subsidiary II, Inc. and Micron Products Inc..............................     (e)
  10.25  Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia
         Research Technology, Inc. and Corazonix Corporation......................     (g)
  10.26  Amendment to Asset Purchase Agreement, dated November 5, 1993,
         between Arrhythmia Research Technology, Inc. and Corazonix Corporation...     (i)
  10.27  Manufacturing and Equipment Lease Agreement, dated November 5, 1993,
         between Arrhythmia Research Technology, Inc. and Corazonix Corporation...     (i)
  10.28  Letter of Intent dated September 28, 1993, between Arrhythmia Research
         Technology, Inc. and Lite Tech, L. P.....................................     (i)
  10.29  Letter of Intent, dated September 28, 1993 by and between Arrhythmia
         Research Technology, Inc. and Mr. John Curley and Mr. Thomas Krug........     (i)
  10.30  Agreement by and between Arrhythmia Research Technology, Inc. and
         Prucka Engineering, Inc., dated August 1994..............................     (j)
  10.31  First and Second Amendments to Manufacturing and Equipment Lease,
         dated August 31, 1994 and October 6, 1994, respectively, between
         Arrhythmia Research Technology, Inc. and Corazonix Corporation...........     (j)
  10.32  Agreement and Modification of Second Amendment to Manufacturing and
         Equipment Lease Agreement dated November 4, 1994, between Arrhythmia
         Research Technology, Inc. and Corazonix Corporation......................     (j)
  10.33  Employment Agreement, dated March 1, 1996, between the Company and
         E. P. Marinos............................................................
  10.34  Asset Purchase Agreement, dated March 5, 1997, between Micron Products,
         Inc. and Newmark, Inc....................................................
  10.35  Manufacturing Agreement, dated March 5, 1997, between Micron Products,
         Inc. and Newmark, Inc....................................................
  10.36  Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia
         Research Technology, Inc. and Astro-Med, Inc.............................
  10.37  Manufacturing Agreement, dated April 14, 1997, between Arrhythmia
         Research Technology, Inc. and Astro-Med, Inc.............................
  10.38  Software Conversion Agreement, dated April 21,1 997, between Arrhythmia
         Research Technology, Inc. and Softheart, Inc.............................
  10.39  License Agreement, dated April 21, 1997, between Arrhythmia Research
         Technology, Inc. and Softheart, Inc......................................
   22.0  Subsidiaries.............................................................     (f)
   28.0  1987 Incentive Stock Option Plan.........................................     (a)
   28.1  Option Agreement, dated March 18, 1991, between the Company and Julius
         Tabin....................................................................     (f)
   28.2  Option Agreement, dated March 18, 1991, between the Company and Robert
         A. Simms.................................................................     (f)
   28.3  Option Agreement, dated March 18, 1991, between the Company and Tom
         Podl.....................................................................     (f)
   28.4  Option Agreement, dated March 18, 1991, between the Company and Paul
         F. Walter................................................................     (f)
   28.5  Option Agreement, dated March 18, 1991 between the Company and Russell
         C. Chambers..............................................................     (f)
   28.6  Option Agreement, dated August 21, 1990, between the Company and
         Robert A. Simms..........................................................     (f)
   28.7  Option Agreement, dated March 8, 1993, between the Company and Anthony
         A. Cetrone...............................................................     (i)
   28.8  Option Agreement, dated March 8, 1993, between the Company and Wayne
         Schroeder................................................................     (i)
   28.9  Merger Agreement, dated December 26, 1993, between Micron Products
         Inc. and Micron Medical Products Inc.....................................     (i)
  28.10  Articles of Merger of Parent and Subsidiary..............................     (i)
  28.11  Consent Judgment signed by Arrhythmia Research Technology, Inc. and
         Corazonix Corporation and entered on November 15, 1993...................     (h)
    (a)  Incorporated herein by reference from a Registration Statement on
         Form S-18 as filed with the Commission in April, 1988, Registration
         Statement No. 33-20945-FW.



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



COOPERS & LYBRAND L.L.P.


Austin, Texas
March 20, 1998

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                      BALANCE AT       CHARGED TO
                                                      BEGINNING OF      COSTS AND                 BALANCE AT END
                  DESCRIPTION                           PERIOD          EXPENSES      DEDUCTIONS     OF PERIOD
-------------------------------------------------    -------------     ----------     ----------  --------------
Allowance for doubtful accounts:
      1997.......................................    $     29,864      $  39,000       $  7,546(1)  $   61,318
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------
      1996.......................................    $     18,820      $  17,547       $  6,503(1)  $   29,864
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------
      1995.......................................    $    126,665      $  14,411       $122,256(1)  $   18,820
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------
Allowance for slow-moving inventories:
      1997.......................................    $    912,952      $    -          $ 92,342(2)  $  820,610
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------
      1996.......................................    $  1,113,232      $    -          $200,280(2)  $  912,952
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------
      1995.......................................    $  1,182,897      $    -          $ 69,645(2)  $1,113,232
                                                     ------------      ---------       --------     ----------
                                                     ------------      ---------       --------     ----------

(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off.