Form 10-Q
period 1998-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1998-05-15
CIK 819689

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1998 or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______


                                   1-9731
                            (COMMISSION FILE NO.)

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                72-0925679
     (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR  ORGANIZATION)


        5910 COURTYARD DRIVE #300
              AUSTIN, TEXAS                             78731
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)             (ZIP CODE)


                               (512) 343-6912
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of May 10, 1998 there were 3,563,101 shares of common stock outstanding.

This report consists of  10 pages.

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                              TABLE OF CONTENTS

                                  FORM 10-Q

                               March 31, 1998

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .   3

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . .   3
     CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .   4
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY. . . . . . .   5
     CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .   6
     SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .   7
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  10

     Item 1.  Legal Proceedings - none . . . . . . . . . . . . . . . . . . .  10

     Item 2.  Changes in Securities - none . . . . . . . . . . . . . . . . .  10
     Item 3.  Defaults Upon Senior Securities - none . . . . . . . . . . . .  10
     Item 4.  Submission of Matters to a Vote of Security Holders - none . .  10
     Item 5.  Other Information - none . . . . . . . . . . . . . . . . . . .  10
     Item 6.  Exhibits and Reports on Form 8-K - none. . . . . . . . . . . .  10
     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,        December 31,
                                          ASSETS                                                 1998               1997
                                                                                          ------------------  -----------------
CURRENT ASSETS:                                                                              (UNAUDITED)
  Cash and cash equivalents.............................................................. $          147,241  $         214,938
  Trade and other accounts receivable, net of allowance for doubtful accounts............
        of $61,318 ......................................................................          2,272,968          2,397,269
  Inventories, net.......................................................................          2,132,452          2,001,123
  Income Taxes Recoverable...............................................................            262,808            262,810
  Other current assets...................................................................            139,683             63,861
                                                                                          ------------------  -----------------
    Total current assets.................................................................          4,955,152          4,940,001

Property and equipment, net of accumulated depreciation of $2,489,507 and $2,322,218.....          4,053,157          4,195,167
Patent and software development costs, net of accumulated amortization of $430,192 and...
       $422,858..........................................................................             84,245             85,667
Goodwill, net of accumulated amortization of $671,454 and $635,476.......................          1,989,619          2,025,597
Deferred income taxes, net...............................................................            458,923            458,923
Other assets.............................................................................             45,960            127,055
                                                                                          ------------------  -----------------
    Total assets......................................................................... $       11,587,056  $      11,832,410
                                                                                          ------------------  -----------------
                                                                                          ------------------  -----------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under revolving credit facilities........................................... $          412,211  $         467,135
  Current maturities of bonds payable and long-term debt.................................            220,442            320,328
  Current maturities of capital lease obligations........................................             64,923            100,371
  Accounts payable.......................................................................            984,224          1,091,550
  Income taxes payable...................................................................             91,460             -
  Accrued liabilities and other liabilities..............................................            554,727            667,172
                                                                                          ------------------  -----------------
    Total current liabilities............................................................          2,327,987          2,646,556

Bonds payable, and other long-term debt, net of current maturities.......................            965,086            953,086
Capital lease obligations, net of current maturities.....................................             92,081             92,082
Deferred revenue.........................................................................             43,230             53,896
                                                                                          ------------------  -----------------
    Total liabilities....................................................................          3,428,384          3,745,620
                                                                                          ------------------  -----------------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued................           -                    -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued...................................................................             36,792             36,792
Additional paid-in capital...............................................................          8,909,307          8,909,307
Treasury stock, 116,115 shares at cost...................................................           (878,787)          (878,787)
Unearned ESOP compensation...............................................................            (71,420)           (82,134)
Retained earnings........................................................................            162,780            101,612
                                                                                          ------------------  -----------------
    Total shareholders' equity...........................................................          8,158,672          8,086,790
                                                                                          ------------------  -----------------
    Total liabilities and shareholders' equity........................................... $       11,587,056  $      11,832,410
                                                                                          ------------------  -----------------
                                                                                          ------------------  -----------------
                      The accompanying notes are an integral part of the consolidated financial statements.

                                 Page 3 of 10

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS  OF OPERATIONS
                                                            (Unaudited)

                                                          Three Months Ended March 31,
                                                      ------------------------------------
                                                            1998                1997
                                                      ----------------    ----------------
Net sales.....................................        $     2,429,112     $     3,873,531
Cost of sales.................................              1,436,231           2,738,135
                                                      ---------------     ---------------
Gross profit..................................                992,881           1,135,396
                                                      ---------------     ---------------
Selling and marketing.........................                 96,962             140,954
General and administrative....................                537,479             583,544
Research and development......................                100,048              46,219
Amortization of goodwill......................                 28,716              28,716
                                                      ---------------     ---------------
Total expenses................................                763,205             799,433
                                                      ---------------     ---------------
Income from operations........................                229,676             335,963

Other income (expense):
  Interest expense............................                (31,213)            (52,195)
Other.........................................                (26,757)             (3,755)
                                                      ---------------     ---------------
Income before income taxes....................                171,706             280,013
Income taxes..................................                110,538             113,174
                                                      ---------------     ---------------
Net income....................................        $        61,168     $       166,839
                                                      ---------------     ---------------
                                                      ---------------     ---------------
Basic & diluted net income per share..........        $          0.02     $          0.05
                                                      ---------------     ---------------
                                                      ---------------     ---------------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding..........................              3,563,101           3,607,614
                                                      ---------------     ---------------
                                                      ---------------     ---------------

                       The accompanying notes are an integral part of the consolidated financial statements.

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (Unaudited)

                                                                                                Net        Retained
                              Common Shares          Additional                   Unearned   Unrealized    Earnings
                           ---------------------      Paid-in       Treasury        ESOP     Securities  (Accumulated
                            Number        Amount      Capital         Stock     Compensation    Gains       Deficit)        Total
                           ---------     -------     ----------     ---------   ------------   --------    -----------   ----------
December 31, 1997.......   3,563,101     $36,792     $8,909,307     ($878,787)      ($82,134)      -           101,612   $8,086,790
ESOP payments...........                                                              10,714                                 10,714
Net income..............                                                                                        61,168       61,168
                           ---------     -------     ----------     ---------   ------------   --------    -----------   ----------
March 31, 1998             3,563,101     $36,792     $8,909,307     ($878,787)      ($71,420)        $0       $162,780   $8,158,672
                           ---------     -------     ----------     ---------   ------------   --------    -----------   ----------
                           ---------     -------     ----------     ---------   ------------   --------    -----------   ----------

                       The accompanying notes are an integral part of the consolidated financial statements.

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                              Three Months Ended March 31,
                                                                                      ---------------------------------------------
                                                                                               1998                  1997
                                                                                      ---------------------- ----------------------
Cash flows from operating activities:
  Net income........................................................................  $              61,168 $             166,839
  Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation........................................................................                167,289               132,659
Amortization........................................................................                 55,312                46,250
  Changes in assets and liabilities:
    Trade and other accounts receivable, net........................................                124,301             1,016,357
    Deposits, prepaid expenses and other current assets.............................                  4,180                (8,427)
    Inventories.....................................................................               (131,329)               81,766
    Accounts payable, accrued liabilities and other current liabilities.............               (219,771)             (333,048)
    Income taxes payable............................................................                 91,460               136,931
    Deferred revenue................................................................                (10,666)                  334
   Other assets ....................................................................                  1,095                     0
                                                                                      --------------------- ---------------------
Net cash provided by operating activities...........................................                143,039             1,239,661
                                                                                      --------------------- ---------------------
Cash flows from investing activities:
  Capital expenditures .............................................................                (31,191)             (268,798)
  Deposits on capital equipment and other...........................................                      0              (412,816)
  Patent and software development expenditures......................................                      0                (3,004)
                                                                                      --------------------- ---------------------
    Net cash used in investing activities...........................................                (31,191)             (684,618)
                                                                                      --------------------- ---------------------
Cash flows from financing activities:
  Net repayments of revolving credit facilities.....................................                (54,924)             (665,745)
  Reduction of unearned ESOP compensation...........................................                 10,714                10,714
  Principal payments on long-term debt, net.........................................               (135,335)             (102,660)
                                                                                      --------------------- ---------------------
    Net cash used in financing activities...........................................               (179,545)             (757,691)
                                                                                      --------------------- ---------------------
Net increase (decrease) in cash and cash equivalents................................                (67,697)             (202,648)
Cash and cash equivalents at beginning of period....................................                214,938               232,135
                                                                                      --------------------- ---------------------
Cash and cash equivalents at end of period..........................................  $             147,241 $              29,487
                                                                                      --------------------- ---------------------
                                                                                      --------------------- ---------------------

                       The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 1997.

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

     Inventories consist of the following as of:

                                                                       March 31,        December 31,
                                                                       ---------        ------------
                                                                         1998               1997
Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . .      $  306,485        $  288,255
Work-in-process. . . . . . . . . . . . . . . . . . . . . . . . .         202,604           282,929
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .       2,428,411         2,250,549
                                                                      ----------        ----------
     Total     . . . . . . . . . . . . . . . . . . . . . . . . .       2,937,500         2,821,733
Allowance for slow-moving inventories. . . . . . . . . . . . . .        (805,048)         (820,610)
                                                                      ----------        ----------
     Total     . . . . . . . . . . . . . . . . . . . . . . . . .      $2,132,452        $2,001,123
                                                                      ----------        ----------
                                                                      ----------        ----------

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

     Basic and diluted EPS computation for the three months ended March 31, 1998 and 1997 are as follows:

                                                                 ----------------------------
                                                                 Three Months Ended March 31,
                                                                    1998             1997
                                                                 ----------------------------
     BASIC EPS
     Net income available to common stockholders . . . . .          61,169       $  166,839
     Weighted average common shares outstanding. . . . . .       3,563,101        3,607,614
     Basic EPS . . . . . . . . . . . . . . . . . . . . . .              02       $      .05

     DILUTED EPS
     Net income available to common stockholders . . . . .          61,169          166,839
     Weighted average common share outstanding . . . . . .       3,563,101        3,607,614
     Assumed conversion of common shares issuable
     under stock option plan.. . . . . . . . . . . . . . .               -
     Weighted average common and common equivalent
     shares outstanding. . . . . . . . . . . . . . . . . .       3,563,101        3,607,614
                Diluted EPS. . . . . . . . . . . . . . . .            0.02       $     0.05

     In 1998 and 1997 the Company had common stock options outstanding during the years which were not included in the diluted earnings per share calculation because they would have been antidulutive. As of March 31, 1998 and 1997, the Company had 177,000 and 197,000 options outstanding, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of approximately $2,547,000. At March 31, 1998, the Company had a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus
 .75% (9.25% at March 31, 1998). The working capital line of credit matures December 15, 1999 and had an outstanding balance of approximately $412,000 at March 31, 1998. The Company's lines of credit are its primary source of operating funds and liquidity.

     Capital expenditures during the first three months of 1998 were
approximately $42,000 compared to $269,000 in 1997.   Capital expenditures
decreased in the first quarter of 1998 compared to 1997 because Micron completed its wastewater treatment and filtration system in l997. Capital expenditures are expected to be lower in 1998 than they were in 1997. Normal capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

     REVENUES for the first quarter ended March 31, 1998 decreased approximately 37% when compared to the first quarter ended March 31, 1997. The reason for the reduced sales revenues is that in 1997 approximately $730,000 in electrophysiology ("EP") product sales was recorded for products ordered in 1996 and shipped in 1997. 1996 was the final year ART acted as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc. EP product sales and cost of sales approximated $730,000 and $678,000 respectively for the three months ended March 31, 1997. During 1998, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

     Revenues from sales of electrocardiographic ("ECG") sensors decreased 21% for the quarter ended March 31, 1998, as compared to the same period in 1997 due to a deferral of orders in January 1998 caused by uncertainty in the silver market.

February and March sales returned to normal levels. The sales mix for the Company continues with ECG sensors making up a greater proportion of sales and the related cost of sales.

     Domestic and foreign sales for the first quarter are as follows:

                                                            FIRST QUARTER
                                                            -------------
                                                  1998         %           1997          %
                                              ----------   ------      -----------    -----
          Domestic . . . . . . . . . .      $  1,357,476       56     $  2,636,889       68
          Foreign. . . . . . . . . . .         1,071,636       44        1,236,642       32
                                              ----------   ------      -----------    -----
          Total. . . . . . . . . . . .      $  2,429,112      100     $  3,873,531      100
                                              ----------   ------      -----------    -----
                                              ----------   ------      -----------    -----

     COST OF SALES decreased significantly for the quarter ended March 31, 1998, as compared to the same period in 1997 because of the absence of EP sales as noted above. Overhead costs at Micron for the first quarter ended March 31, 1998, decreased as compared to the same period of the prior year due to lower than normal repairs and maintenance, utilities and waste treatment expenses. Overhead costs for ART have remained consistent for the three months ended March 31, 1998 as compared to 1997. Cost of sales as a percent of sales is not expected to change significantly for the remainder of the year.

     SELLING AND MARKETING expenses remained consistent as a percent of sales during the first quarter ended March 31, 1998 as compared to the same period for 1997. The primary components of marketing and selling expenses for the first quarter ended March 31, 1998 are salaries and trade show expenses. The current level of marketing operations is expected to increase during the remainder of the year as a result of worldwide marketing and sales efforts.


     GENERAL AND ADMINISTRATIVE expenses decreased $46,000 in the first quarter ended March 31, 1998, as compared to 1997 primarily due to lower insurance premiums and a decrease in environmental consultation fees. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

     RESEARCH AND DEVELOPMENT expenses increased significantly by $54,000 for the first quarter ended March 31, 1998, as compared to the same period in 1997. The increase is due primarily to development costs associated with converting the signal averaging software from DOS to Windows and with converting the Cath Lab software to a Windows NT platform. Salaries and related costs also increased during the first quarter of 1998.

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

May 13, 1998