Form 10-Q
period 1998-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1998-08-14
CIK 819689

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1998 or

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


                                  (512) 343-6912
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----.

As of August 11, 1998 there were 3,563,101 shares of common stock outstanding.

This report consists of 10 pages.

                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                TABLE OF CONTENTS
                                   FORM 10-Q
                                 June 30, 1998

PART I - FINANCIAL INFORMATION.........................................................3

     Item 1.  Financial Statements.....................................................3
              CONSOLIDATED BALANCE SHEETS..............................................3
              CONSOLIDATED STATEMENTS OF OPERATIONS....................................4
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............5
              CONSOLIDATED STATEMENTS OF CASH FLOWS....................................6
              SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................7
     Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................................7

PART II - OTHER INFORMATION............................................................9

     Item 1.  Legal Proceedings - none.................................................9
     Item 2.  Changes in Securities - none.............................................9
     Item 3.  Defaults Upon Senior Securities - none...................................9
     Item 4.  Submission of Matters to a Vote of Security Holders - none...............9
     Item 5.  Other Information - none.................................................9
     Item 6.  Exhibits and Reports on Form 8-K - none..................................9
     SIGNATURES........................................................................9

                         PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          June 30,        December 31,
                                     ASSETS                                                 1998              1997
                                                                                        -----------       -----------
Current assets:
  Cash and cash equivalents ......................................................      $   272,607       $   214,938
  Trade and other accounts receivable, net of allowance for
    doubtful accounts of $55,345 and $61,318 .....................................        2,447,435         2,397,269
  Inventories, net ...............................................................        1,557,722         2,001,123
  Income Tax Recoverable .........................................................          320,278           262,810
  Other current assets ...........................................................          119,677            63,861
                                                                                        -----------       -----------
    Total current assets .........................................................        4,717,719         4,940,001

Property and equipment, net of accumulated depreciation of
  $2,679,688 & $2,322,218 ........................................................        3,999,263         4,195,167
Patent and software development costs, net of accumulated
  amortization of $438,469 and $422,858 ..........................................           85,593            85,667
Goodwill, net of accumulated amortization of $870,568 & $635,476 .................        1,790,505         2,025,597
Deferred income taxes, net .......................................................          458,923           458,923
Other assets .....................................................................          115,248           127,055
                                                                                        -----------       -----------
    Total assets .................................................................      $11,167,251       $11,832,410
                                                                                        -----------       -----------
                                                                                        -----------       -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ....................................................      $   466,705       $   467,135
  Current maturities of bonds payable and long-term debt .........................          197,815           320,328
  Current maturities of capital lease obligations ................................           37,177           100,371
  Accounts payable ...............................................................          677,919         1,091,550
  Income taxes payable ...........................................................           40,607                 0
  Accrued liabilities and Other Liabilities ......................................          549,436           667,172
                                                                                        -----------       -----------
    Total current liabilities ....................................................        1,969,659         2,646,556

Bonds payable, and other long-term debt, net of current
  maturities ....................................................................           977,086           953,086
Capital lease obligations, net of current portion ................................           92,082            92,082
Deferred revenue .................................................................           39,413            53,896
                                                                                        -----------       -----------
    Total liabilities ............................................................        3,078,240         3,745,620
                                                                                        -----------       -----------


Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ........                -                 -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued ...........................................................           36,792            36,792
Additional paid-in-capital .......................................................        8,909,306         8,909,307
Treasury stock, 116,115 shares at cost ...........................................         (878,787)         (878,787)
Unearned ESOP compensation .......................................................          (60,705)          (82,134)
Retained earnings ................................................................           82,405           101,612
                                                                                        -----------       -----------
    Total shareholders' equity ...................................................        8,089,011         8,086,790
                                                                                        -----------       -----------
    Total liabilities and shareholders' equity ...................................      $11,167,251       $11,832,410
                                                                                        -----------       -----------
                                                                                        -----------       -----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  --------------------------      --------------------------
                                                     1998            1997            1998            1997
                                                  ----------      ----------      ----------      ----------
Net sales ..................................      $2,845,232      $2,829,610      $5,274,344      $6,703,141
Cost of sales ..............................       1,727,490       1,784,481       3,163,721       4,522,616
                                                  ----------      ----------      ----------      ----------

Gross profit ...............................       1,117,742       1,045,129       2,110,623       2,180,525
                                                  ----------      ----------      ----------      ----------

Selling and marketing ......................          86,530         170,913         183,492         311,867
General and administrative .................         541,191         556,335       1,078,670       1,139,879
Research and development ...................         112,156          77,077         212,204         123,296
Amortization of goodwill ...................          27,911          31,799          56,627          60,515
                                                  ----------      ----------      ----------      ----------
Total expenses .............................         767,788         836,124       1,530,993       1,635,557
                                                  ----------      ----------      ----------      ----------

Income from operations .....................         349,954         209,005         579,630         544,968

Other income (expense):
  Interest expense .........................          36,376          59,998          67,589         112,193
  Other ....................................          26,388           1,913          53,145           5,668
                                                  ----------      ----------      ----------      ----------

Income before income taxes and other
 charges....................................         287,190         147,094         458,896         427,107

Provision for Asset Impairment .............         453,529               0         453,529               0
                                                  ----------      ----------      ----------      ----------
Income (loss) before income taxes ..........        (166,339)        147,094           5,367         427,107
Income taxes (credit) ......................         (85,964)         66,301          24,573         179,475
                                                  ----------      ----------      ----------      ----------

Net income .................................      $  (80,375)     $   80,793     $   (19,206)     $  247,632
                                                  ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------

Net income per share .......................      $    (0.02)     $     0.02     $     (0.01)     $     0.07
                                                  ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------

Weighted average number of common
  and dilutive common equivalent
  shares outstanding .......................       3,563,101       3,563,101       3,563,101       3,563,101
                                                  ----------      ----------      ----------      ----------
                                                  ----------      ----------      ----------      ----------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                Net         Retained
                                 Common Shares      Additional                  Unearned     Unrealized     Earnings
                             --------------------    Paid-in      Treasury        ESOP       Securities   (Accumulated
                               Number      Amount    Capital       Stock      Compensation     Gains        Deficit)      Total
                             ----------   -------   ----------   ---------    ------------   ----------   ------------  ----------
January 1, 1995 ...........   3,613,035   $36,622   $8,002,299   $(363,939)    $(210,705)     $53,130     $(1,671,946)  $5,845,461
Exercise of options .......      17,000       170       67,830                                                              68,000
Issuance of warrants ......                            202,000                                                             202,000
Maturity and repurchases of
  redeemable common stock .                            627,132                                                             627,132
ESOP payments .............                                                       42,857                                    42,857
Treasury stock purchase ...     (65,524)                          (504,801)                                               (504,801)
Unrealized securities
  gain ....................                                                                   (53,130)                     (53,130)
Net income ................                                                                                 1,125,226    1,125,226
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------
December 31, 1995 .........   3,564,511    36,792    8,899,261    (868,740)     (167,848)             0      (546,720)   7,352,745
Exercise of options
Maturity and repurchases of
  redeemable common stock .                             10,046                                                              10,046
ESOP payments .............                                                       42,857                                    42,857
Treasury stock purchase ...      (1,410)                           (10,046)                                                (10,046)
Sale of securities ........                                                                                                      0
Net income ................                                                                                   616,579      616,579
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------
December 31, 1996 .........   3,563,101    36,792    8,909,307    (878,786)     (124,991)             0        69,859    8,012,181
Maturity and repurchases of
  redeemable common
  stock....................
Treasury stock purchase....
ESOP payments .............                                                       42,857                                    42,857
Net income ................                                                                                    31,752       31,752
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------
December 31, 1997 .........   3,563,101    36,792    8,909,307    (878,786)      (82,134)            0        101,611    8,086,790
ESOP payments .............                                                       21,428
Net income ................                                                                                   (19,207)
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------
June 30, 1998 .............  $3,563,101   $36,792   $8,909,307   $(878,786)    $ (60,706)     $      0    $    82,404   $8,089,011
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------
                             ----------   -------   ----------   ---------     ---------      --------    -----------   ----------


                The accompanying notes are an integral part
                 of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                          --------------------------
                                                                                             1998            1997
                                                                                          ---------      -----------
Cash flows from operating activities:
  Net Income ........................................................................     $ (19,206)     $   247,632
  Provision for Asset Impairment ....................................................       453,529                0
                                                                                          ---------      -----------
  Adjusted Net Income ...............................................................       434,323          247,632

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ....................................................................       330,142          284,981
    Amortization ....................................................................        78,502           74,585
    Deferred Revenue ................................................................             0              259
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net .................       (50,166)       1,690,477
    (Increase) Deposits, prepaid expenses and other current assets ..................      (113,284)        (102,246)
    (Increase) Decrease in Inventories ..............................................       209,401         (178,555)
    (Decrease) in Accounts payable, accrued liabilities and other
     current liabilities.............................................................      (619,841)        (959,010)
    Increase in Income taxes payable ................................................        40,607           23,426
    (Increase) Decrease in Other assets .............................................        (4,057)         205,081
                                                                                          ---------      -----------

Net cash provided by operating activities ...........................................       305,627        1,286,630
                                                                                          ---------      -----------

Cash flows from investing activities:
  Net capital expenditures and fixed asset decrease .................................      (161,566)        (858,834)
  Deposits on capital equipment, acquisitions and other .............................        15,862         (250,000)
  Patent and software development expenditures ......................................       (15,537)         (14,790)
                                                                                          ---------      -----------

    Net cash used in investing activities ...........................................      (161,241)      (1,123,624)
                                                                                          ---------      -----------

Cash flows from financing activities:
  Net repayments of revolving credit facilities .....................................          (430)        (237,102)
  Increase in bonds payable due to amortization .....................................        24,000           24,000
  Reduction of unearned ESOP compensation ...........................................        21,429           21,429
  Principal proceeds on long term debt, net .........................................             0          400,000
  Principal payments on long-term debt, net .........................................      (131,716)        (189,520)
                                                                                          ---------      -----------

    Net cash used in financing activities ...........................................       (86,717)          18,807
                                                                                          ---------      -----------

Net increase (decrease) in cash and cash equivalents ................................        57,669          181,813
Cash and cash equivalents at beginning of period ....................................       214,938          232,135
                                                                                          ---------      -----------

Cash and cash equivalents at end of period ..........................................     $ 272,607      $   413,948
                                                                                          ---------      -----------
                                                                                          ---------      -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   AstroMed acquisition and related note payable ....................................                    $   300,000
   Newmark acquisition and related note payable .....................................                        200,000
                                                                                                         -----------
        Total non-cash activity .....................................................                    $   500,000
                                                                                                         -----------
                                                                                                         -----------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

SUPPLEMENT NOTES TO FINANCIAL STATEMENTS

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

INVENTORIES:

     Inventories consist of the following as of:

                                            June 30,       December 31,
                                              1998             1997
                                          -----------       ----------
Raw Materials .......................     $   284,338       $  288,255
Work-in-process .....................         327,966          282,929
Finished goods ......................       1,982,066        2,250,549
                                          -----------       ----------
   Total ............................       2,594,370        2,821,733
Allowance for slow-moving
 inventories.........................      (1,036,648)        (820,610)
                                          -----------       ----------
   Total ............................     $ 1,557,722       $2,001,123
                                          -----------       ----------
                                          -----------       ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of approximately $2,750,000. At June 30, 1998, the Company had a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc. ("Micron"), which bears interest at prime plus .75% (9.25% at June 30, 1998). The working capital line of credit matures December 15, 1999 and had an outstanding balance of approximately $467,000 at June 30, 1998. The Company's lines of credit are its primary source of operating funds and liquidity.

     Capital expenditures during the first six months of 1998 were approximately $160,000 compared to $859,000 in 1997. Capital expenditures decreased primarily because Micron completed its wastewater treatment filtration system in 1997. Capital expenditures are expected to continue to be lower in 1998. Capital expenditures are funded by operating cash flows.

RESULTS OF OPERATIONS

     REVENUES for the six months ended June 30, 1998 decreased 21% when compared to the six months ended June 30, 1997. The reason for the reduced sales is due to an absence of Electrophysiology ("EP") Lab sales this year. EP Lab sales were $835,847 in the first six months of 1997 verses $0 this year. 1996 was the final year ART acted as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc. ("Prucka"). During 1998, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

     Revenues from sales of ECG (Electrocardiograph) sensors decreased by 5% for the six months ending June 30, 1998 as compared to 1997. The sales mix for the Company continues with ECG sensors making up a greater proportion of sales and the related cost of sales.

                       SECOND QUARTER                                  FIRST SIX MONTHS
                1998         %         1997         %         1998         %         1997         %
             ----------     ---     ----------     ---     ----------     ---     ----------     ---
Domestic     $1,446,816      51     $1,625,218      57     $2,804,291      53     $4,262,107      63
Foreign       1,398,416      49      1,204,392      43      2,470,053      47      2,441,034      37
             ----------     ---     ----------     ---     ----------     ---     ----------     ---
Total        $2,845,232     100     $2,829,610     100     $5,274,344     100     $6,703,141     100
             ----------     ---     ----------     ---     ----------     ---     ----------     ---
             ----------     ---     ----------     ---     ----------     ---     ----------     ---


     COST OF SALES decreased 30% for the six months ended June 30, 1998, compared to the same period in 1997 because of the absence of EP sales noted above and the absence of the K-3 Cath Lab sales. K-3 Cath Lab sales in the first six months of 1997 were $177,000, related cost of sales were $117,000, compared to $0 sales and cost of sales in the same period of 1998.

     SELLING AND MARKETING expenses decreased 41% compared to the same period in 1997 due to lower sales activity. The primary components of selling and marketing are salaries and tradeshow expenses. The continuing level of these expenses is expected to be somewhat lower.

     GENERAL AND ADMINISTRATIVE remained consistent in the first six months of 1998 compared to 1997. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees and insurance costs. Due to the consolidation of the Austin operation with Micron, (See "Provision for Asset Impairments" below), it is expected that general and administrative expenses will decrease.

     RESEARCH AND DEVELOPMENT expenses for the first six months in 1998 increased by 72% compared to the same period in 1997 due to an increase in software development costs related to Windows software projects for the K-3 Cath Lab and Predictor I and Predictor II units.

     PROVISION FOR ASSET IMPAIRMENTS. In the second quarter of 1998, ART made a provision of $453,529 to write off goodwill relating to the Astro-Med acquisition ($172,201), to increase the inventory reserve of the K-3 Cath Lab inventory ($131,328), to increase the inventory reserve for SAECG inventory ($130,000), and to reflect certain costs associated with reducing and consolidating the Austin operation with Micron, ($20,000). The per share effect, after taxes, was a charge of $.08 per share and without the provision, operating results would have been reported as earnings per share of $.05.

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

                                       Arrhythmia Research Technology, Inc.
                                       ------------------------------------





                                       /s/  Anthony A. Cetrone,

                                       President, Micron Products Inc.
                                       Chairman of the Board

August 11, 1998