Form 10-Q
period 1998-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1998-11-13
CIK 819689

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                                     1-9731
                              (COMMISSION FILE NO.)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         72-0925679
(STATE OR OTHER JURISDICTION OF INCORPORATION OR            (I.R.S. EMPLOYER
             ORGANIZATION)                                  IDENTIFICATION NO.)

   1101 SOUTH CAPITAL OF TEXAS HIGHWAY
         BUILDING G - SUITE 200
            AUSTIN, TEXAS                                          78746
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

                                 (512) 347-9640
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                  5910 COURTYARD DRIVE #300, AUSTIN TEXAS 78731
                  (FORMER ADDRESS IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No    .
   ---      ---
As of October 27, 1998 there were 3,563,101 shares of common stock outstanding.

This report consists of 9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                TABLE OF CONTENTS
                                    FORM 10-Q
                               September 30, 1998

PART I - FINANCIAL INFORMATION                                                                        3
    Item 1.  Financial Statements                                                                     3
    CONSOLIDATED BALANCE SHEETS                                                                       3
    CONSOLIDATED STATEMENTS OF OPERATIONS                                                             4
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                        5
    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             6
    SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           7
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    7

PART II - OTHER INFORMATION                                                                           9
    Item 1.  Legal Proceedings - none                                                                 9
    Item 2.  Changes in Securities - none                                                             9
    Item 3.  Defaults Upon Senior Securities - none                                                   9
    Item 4.  Submission of Matters to a Vote of Security Holders - none                               9
    Item 5.  Other Information - none                                                                 9
    Item 6.  Exhibits and Reports on Form 8-K - none                                                  9
    SIGNATURES                                                                                        9

                          PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            September 30,          December 31,
                                    ASSETS                                                      1998                   1997
                                                                                            ------------           ------------
Current assets:
  Cash and cash equivalents .............................................................   $    734,137           $    214,938
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $55,345 and $61,318 ..........................................................      1,589,286              2,397,269
  Inventories, net ......................................................................      1,619,920              2,001,123
  Income Tax Recoverable ................................................................        262,808                262,810
  Other current assets ..................................................................        114,143                 63,861
                                                                                            ------------           ------------
    Total current assets ................................................................      4,320,294              4,940,001

Property and equipment, net of accumulated depreciation of $2,679,688 & $2,322,218 ......      4,007,134              4,195,167
Patent and software development costs, net of accumulated amortization of $438,469
       and $422,858 .....................................................................         80,056                 85,667
Goodwill, net of accumulated amortization of $870,568 & $635,476 ........................      1,759,339              2,025,597
Deferred income taxes, net ..............................................................        458,923                458,923
Other assets ............................................................................        120,012                127,055
                                                                                            ------------           ------------
    Total assets ........................................................................   $ 10,745,758           $ 11,832,410
                                                                                            ------------           ------------
                                                                                            ------------           ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ...........................................................   $          0           $    467,135
  Current maturities of bonds payable and long-term debt ................................        136,159                320,328
  Current maturities of capital lease obligations .......................................          5,638                100,371
  Accounts payable ......................................................................        675,403              1,091,550
  Income taxes payable ..................................................................         57,620
  Accrued liabilities and Other Liabilities .............................................        626,049                667,172
                                                                                            ------------           ------------
    Total current liabilities ...........................................................      1,500,869              2,646,556

Bonds payable, and other long-term debt, net of current maturities ......................        960,752                953,086
Capital lease obligations, net of current portion .......................................         78,538                 92,082
Deferred revenue ........................................................................         46,693                 53,896
                                                                                            ------------           ------------
    Total liabilities ...................................................................      2,586,852              3,745,620
                                                                                            ------------           ------------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ...............              -                      -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued ..................................................................         36,792                 36,792
Additional paid-in-capital ..............................................................      8,909,307              8,909,307
Treasury stock, 116,115 shares at cost ..................................................       (878,787)              (878,787)
Unearned ESOP compensation ..............................................................        (49,991)               (82,134)
Retained earnings .......................................................................        141,585                101,612
                                                                                            ------------           ------------
    Total shareholders' equity ..........................................................      8,158,906              8,086,790
                                                                                            ------------           ------------
    Total liabilities and shareholders' equity ..........................................   $ 10,745,758           $ 11,832,410
                                                                                            ------------           ------------
                                                                                            ------------           ------------

   The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                      ---------------------------------          --------------------------------
                                                          1998                 1997                 1998                   1997
                                                      -----------           -----------          -----------          -----------
Net sales ......................................      $ 2,323,001           $ 2,825,939          $ 7,597,345          $ 9,529,080
Cost of sales ..................................        1,405,935             1,794,696            4,569,656            6,317,312
                                                      -----------           -----------          -----------          -----------

Gross profit ...................................          917,066             1,031,243            3,027,689            3,211,768
                                                      -----------           -----------          -----------          -----------

Selling and marketing ..........................           96,570               161,906              280,062              473,773
General and administrative .....................          544,282               615,949            1,622,952            1,755,828
Research and development .......................           68,178               133,130              280,382              256,426
Amortization of goodwill .......................           31,165                31,800               87,792               92,315
                                                      -----------           -----------          -----------          -----------
Total expenses .................................          740,195               942,785            2,271,188            2,578,342
                                                      -----------           -----------          -----------          -----------

Income from operations .........................          176,871                88,458              756,501              633,426

Other income (expense):
  Interest expense .............................           20,876                64,664               88,465              176,857
  Other ........................................           (8,961)                  521               44,184                6,189
                                                      -----------           -----------          -----------          -----------

Income before income taxes and other charges ...          164,956                23,273              623,852              450,380

Provision for Asset Impairment .................                0                     0              453,529                    0
                                                      -----------           -----------          -----------          -----------
Income (loss) before income taxes ..............          164,956               170,323              450,380
Income taxes (credit) ..........................          105,775                 2,407              130,348              177,068
                                                      -----------           -----------          -----------          -----------

Net income .....................................      $    59,181           $    25,680          $    39,975          $   273,312
                                                      -----------           -----------          -----------          -----------
                                                      -----------           -----------          -----------          -----------

Net income per share ...........................      $      0.02           $      0.01          $      0.01          $      0.08
                                                      -----------           -----------          -----------          -----------
                                                      -----------           -----------          -----------          -----------

Weighted average number of common
  and dilutive common equivalent
  shares outstanding ...........................        3,563,101             3,563,101            3,563,101            3,563,101
                                                      -----------           -----------          -----------          -----------
                                                      -----------           -----------          -----------          -----------


   The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                           Common Shares                   Additional
                                  ------------------------------            Paid-in             Treasury
                                      Number            Amount              Capital               Stock
                                  ------------      ------------         ------------        ------------
January 1, 1995 .................    3,613,035          $ 36,622          $ 8,002,299          $ (363,939)
Exercise of options .............       17,000               170               67,830
Issuance of warrants ............                                             202,000
Maturity and repurchases of
  redeemable common stock .......                                             627,132
ESOP payments ...................
Treasury stock purchase .........      (65,524)                                                  (504,801)
Unrealized securities gain ......
Net income ......................
                                  ------------      ------------         ------------        ------------
December 31, 1995 ...............    3,564,511            36,792            8,899,261            (868,740)
Exercise of options
Maturity and repurchases of
  redeemable common stock .......                                              10,046
ESOP payments ...................
Treasury stock purchase .........       (1,410)                                                   (10,046)
Sale of securities
Net income ......................
                                  ------------      ------------         ------------        ------------
December 31, 1996 ...............    3,563,101            36,792            8,909,307            (878,786)
Maturity and repurchases of
  redeemable common stock
Treasury stock purchase
ESOP payments ...................
Net income ......................
                                  ------------      ------------         ------------        ------------
December 31, 1997 ...............    3,563,101            36,792            8,909,307            (878,786)
ESOP payments ...................
Net income ......................
                                  ------------      ------------         ------------        ------------
June 30, 1998 ...................    3,563,101            36,792            8,909,307            (878,786)
                                  ------------      ------------         ------------        ------------
                                  ------------      ------------         ------------        ------------


                                                            Net                Retained
                                       Unearned          Unrealized            Earnings
                                         ESOP            Securities          (Accumulated
                                     Compensation          Gains               Deficit)               Total
                                     ------------        ----------          ------------        ------------
January 1, 1995 .................  $   (210,705)      $     53,130          $ (1,671,946)        $  5,845,461
Exercise of options .............                                                                      68,000
Issuance of warrants ............                                                                     202,000
Maturity and repurchases of
  redeemable common stock .......                                                                     627,132
ESOP payments ...................        42,857                                                        42,857
Treasury stock purchase .........                                                                    (504,801)
Unrealized securities gain ......                          (53,130)                                   (53,130)
Net income ......................                                              1,125,226            1,125,226
                                   ------------       ------------          ------------         ------------
December 31, 1995 ...............      (167,848)                 0              (546,720)           7,352,745
Exercise of options
Maturity and repurchases of
  redeemable common stock .......                                                                      10,046
ESOP payments ...................        42,857                                                        42,857
Treasury stock purchase .........                                                                     (10,046)
Sale of securities ..............                                                                           0
Net income ......................                                                616,579              616,579
                                   ------------       ------------          ------------         ------------
December 31, 1996 ...............      (124,991)                 0                69,859            8,012,181
Maturity and repurchases of
  redeemable common stock
Treasury stock purchase
ESOP payments ...................        42,857                                                        42,857
Net income ......................                                                 31,752               31,752
                                   ------------       ------------          ------------         ------------
December 31, 1997 ...............       (82,134)                 0               101,611            8,086,790
ESOP payments ...................        32,142                                                        32,142
Net income ......................                                                 39,974               39,974
                                   ------------       ------------          ------------         ------------
June 30, 1998 ...................       (49,992)          $      0               141,585            8,158,906
                                   ------------       ------------          ------------         ------------
                                   ------------       ------------          ------------         ------------


   The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended September 30,
                                                                                               ---------------------------------
                                                                                                  1998                  1997
                                                                                               -----------           -----------
Cash flows from operating activities:
  Net Income ..............................................................................    $    39,975           $   273,312
  Provision for Asset Impairment ..........................................................        453,529                     0
                                                                                               -----------           -----------
  Adjusted Net Income .....................................................................        493,504               273,312

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ..........................................................................        495,839               438,433
    Amortization ..........................................................................        117,584               113,719
    Deferred Revenue ......................................................................              0               (29,222)
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net .......................        807,983             1,909,550
    (Increase) Deposits, prepaid expenses and other current assets ........................        (50,280)              (44,382)
    (Increase) Decrease in Inventories ....................................................        147,203               310,323
    (Decrease) in Accounts payable, accrued liabilities and other current liabilities .....       (606,501)           (1,085,999)
    Increase in Income taxes payable ......................................................         57,620                26,617
    (Increase) Decrease in Other assets ...................................................           (655)              220,779
                                                                                               -----------           -----------

Net cash provided by operating activities .................................................      1,462,297             2,133,130
                                                                                               -----------           -----------

Cash flows from investing activities:
  Net capital expenditures and fixed asset decrease .......................................       (335,134)           (1,267,940)
  Deposits on capital equipment, acquisitions and other ...................................          7,695              (250,000)
  Patent and software development expenditures ............................................        (17,916)              (14,791)
                                                                                               -----------           -----------

    Net cash used in investing activities .................................................       (345,355)           (1,532,731)
                                                                                               -----------           -----------

Cash flows from financing activities:
  Net repayments of revolving credit facilities ...........................................       (467,135)             (446,897)
  Increase in bonds payable due to amortization ...........................................         36,000                36,000
  Reduction of unearned ESOP compensation .................................................         32,143                32,143
  Principal proceeds on long term debt, net ...............................................              0               400,000
  Principal payments on long-term debt, net ...............................................       (198,751)             (281,387)
                                                                                               -----------           -----------

    Net cash used in financing activities .................................................       (597,743)             (260,141)
                                                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents ......................................        519,199               340,258
Cash and cash equivalents at beginning of period ..........................................        214,938               232,135
                                                                                               -----------           -----------

Cash and cash equivalents at end of period ................................................    $   734,137           $   572,393
                                                                                               -----------           -----------
                                                                                               -----------           -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   AstroMed acquisition and related note payable                                                                     $   300,000
   Newmark acquisition and related note payable                                                                          200,000
                                                                                                                     -----------
        Total non-cash activity                                                                                      $   500,000
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

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

         Inventories consist of the following as of:

                                                    September 30,         December  31,
                                                        1998                  1997
                                                        ----                  ----
     Raw Materials ...............................  $   273,157           $   288,255
     Work-in-process .............................      282,794               282,929
     Finished goods ..............................    2,093,354             2,250,549
                                                    -----------           -----------
        Total                                         2,649,305             2,821,733
     Allowance for slow-moving inventories .......   (1,029,385)             (820,610)
                                                    -----------           -----------
        Total ....................................  $ 1,619,920           $ 2,001,123
                                                    -----------           -----------
                                                    -----------           -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of approximately $2,788,000. At September 30, 1998, the Company had a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc. ("Micron"), which bears interest at prime plus
 .75% (9.25% at September 30, 1998). The working capital line of credit matures December 15, 1999 and there was no outstanding balance September 30, 1998. The Company's lines of credit are its primary source of operating funds and liquidity.

     Capital expenditures during the first nine months of 1998 were approximately $335,134 compared to $1,267,940 in 1997. Capital expenditures decreased primarily because Micron completed its wastewater treatment filtration system in 1997. Capital expenditures are expected to continue to be lower in 1998. Capital expenditures are funded by operating cash flows.

RESULTS OF OPERATIONS

     REVENUES for the nine months ended September 30, 1998 decreased 20% when compared to the nine months ended September 30, 1997. The reason for the reduced sales is due to an absence of Electrophysiology ("EP") Lab sales this year. EP Lab sales were $832,747 in the first nine months of 1997 verses $0 this year. 1996 was the final year ART acted as the exclusive distributor for EP products under its contract with their manufacturer, Prucka Engineering, Inc ("Prucka"). During 1998, ART will receive a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of

$10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

     Revenues from sales of ECG (Electrocardiograph) sensors decreased by 7.6% for the nine months ending September 30, 1998 as compared to 1997. The sales mix for the Company continues with ECG sensors making up a greater proportion of sales and the related cost of sales.

                             THIRD QUARTER                                     FIRST NINE MONTHS
                      1998         %          1997         %           1998        %          1997         %
                      ----         -          ----         -           ----        -          ----         -
     Domestic ...  $1,130,287      49      $1,662,207      59      $3,920,331      52      $5,843,331      61
     Foreign ....   1,192,714      51       1,163,732      41       3,677,014      48       3,685,749      39
                   ----------     ---      ----------     ---      ----------     ---      ----------     ---
     Total ......  $2,845,232     100      $2,829,610     100      $7,597,345     100      $9,529,080     100
                   ----------     ---      ----------     ---      ----------     ---      ----------     ---
                   ----------     ---      ----------     ---      ----------     ---      ----------     ---


COST OF SALES decreased 72% for the nine months ended September 30, 1998, compared to the same period in 1997 because of the absence of EP sales noted above and the absence of the K-3 Cath Lab sales. K-3 Cath Lab sales in the first nine months of 1997 were $1,218,767, related cost of sales were $951,800, compared to $0 sales and cost of sales in the same period of 1998. In our sensor division, purchases have decreased as this division continues to work on the silver yield process.

SELLING AND MARKETING expenses decreased 41% compared to the same period in 1997 due to lower sales activity. The primary components of selling and marketing are salaries and tradeshow expenses. The continuing level of these expenses is expected to be somewhat lower.

GENERAL AND ADMINISTRATIVE decreased by approximately 7% for the first nine months of 1998 compared to 1997. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees and insurance costs. Due to the consolidation of the Austin operation with Micron, (See "Provision for Asset Impairments" below), general and administrative expenses have decreased.

RESEARCH AND DEVELOPMENT expenses for the first nine months in 1998 increased by 8% compared to the same period in 1997 due to an increase in software development costs related to Windows software projects for the K-3 Cath Lab and Predictor I and Predictor II units.

PROVISION FOR ASSET IMPAIRMENTS-In the second quarter of 1998, ART made a provision of $453,529 to write off goodwill relating to the Astro-Med acquisition ($172,201), to increase the inventory reserve of the K-3 Cath Lab inventory ($131,328), to increase the inventory reserve for SAECG inventory ($130,000), and to reflect certain costs associated with reducing and consolidating the Austin operation with Micron, ($20,000). The per share effect, after taxes, was a charge of $.08 per share and without the provision, operating results would have been reported as earnings per share of $.05 for that quarter..

INCOME TAXES-For the nine months ended September 30, 1998 taxes on income approximate the statutory rate paid by the Company. The rate is higher than the federal maximum rate of 31% due to Massachusetts state income tax of 9.5% on Micron's earnings and Texas franchise taxes.

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

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                        ------------------------------------

                                        /s/ Anthony A. Cetrone,
                                        President
                                        Chairman of the Board

November 12, 1998