Form 10-K405
period 1998-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1999-03-31
CIK 819689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

               DECEMBER 31, 1998                    1-9731
         (FOR THE FISCAL YEAR ENDED)      (COMMISSION FILE NUMBER)

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (no fee required)

                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                      72-0925679
(STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OF ORGANIZATION)

1101 SOUTH CAPITAL OF TEXAS HIGHWAY                       78746
       BUILDING G, SUITE 200                           (ZIP CODE)
           AUSTIN, TEXAS
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                   (512) 347-9640
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

         On March 24, 1999, there were 3,502,901 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of March 24, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,976,539 based upon the closing price of the shares of common stock on the American Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

         Exhibits of a Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW, a Registration Statement on Form S-1 as filed with the Commission in August 1990, Registration Statement No. 33-36607, a Registration Statement on Form S-8 as filed with the Commission in October 1992, Registration Statement No. 33-53810, a Registration Statement on Form S-3 filed with the Commission in October 1993, Registration Statement No. 33-69970, are incorporated by reference into Part IV, Item 14.

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

  ART continues to aggressively seek to acquire additional products and to look for acquisition candidates to replace the electrophysiology product sales. In this process, the Company has developed relationships and possible collaborations with other companies which could result in opportunities to offset the reduction in sales of the electrophysiology products. ART o received royalties on sales of the CardioLab product of 4% of net receipts on the first $10,000,000 and 1% on any excess in 1998. ART will receive a royalty of 3% on the first $10,000,000 and 25% of the royalties it would otherwise be entitled to receive for revenues attributed to Prucka products in excess of $10,000,000 from January 1, 1999 through 2002.

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

  The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):


                                                       YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                       1998       %            1997       %            1996        %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps............         $8,444,870   90         $ 9,495,653   80         $ 9,240,474   37
CardioLab & CardioMapp.....            485,331    5           1,332,099   11          14,611,720   59
SAECG equipment............            429,300    5             673,414    6             935,655    4
K-3 CathLab................              1,095    0             386,021    3                   -    -
                                  --------------------   ---------------------   --------------------
    Total..................         $9,360,596  100         $11,887,187  100         $24,787,849  100
                                  --------------------   ---------------------   --------------------
                                  --------------------   ---------------------   --------------------


  The Company believes that the continued growth in the fields of cardiology and electrophysiology will result in significant opportunities for the Company to supply equipment and related disposables to hospitals, clinics and physicians. The Company is actively seeking to acquire additional product lines to supply this market.


                               RECENT DEVELOPMENTS

SOFTWARE MODIFICATIONS

CATH LAB. On April 14, 1997, ART acquired from Astro-Med, Inc. ("Astro-Med") substantially all of the assets related to the following products: (i) the basic cardiac catheterization monitoring system; (the "K3-I"); (ii) the stand-alone hemodynamic analysis package (the "K3-II"); (iii) the network ready hemodynamic analysis package (the "K3-III"); and (iv) the control work station (the "K3-WI") (collectively, the "K3 Products"). The K3 cath lab is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records in a drop-down menu format. At the same time the Company entered into the agreement with Astro-Med, it also entered into an agreement with Softheart, Inc. ("Softheart"), the developer of the original software for the K3-II and K3-III, to convert the software from a DOS-based system to a Windows-TM- NT platform. ART paid to Softheart $138,275 and the project was substantially completed in 1998. The Company determined, however, that the K3 required additional modifications to make it competitive and began work in September 1998 on the development of a new state-of-the-art cath lab system.

SIGNAL AVERAGED ECG. 1998 was a transitional period with respect to ART's signal averaged ECG devices as well. The Company completed the conversion from DOS to Windows-based software with respect to its PREDICTOR-Registered Trademark- systems. The Company has integrated it new PREDICTOR software with software developed by NORAV MEDICAL Ltd. which performs stress and ECG testing. The new device, called the "Tri-Pac, is currently undergoing pre-release final validation. Additionally, the PREDICTOR software is being combined with a Holter monitor which was developed and manufactured by ELA Medical ("ELA"). ELA has filed for FDA approval with respect to its Holter monitor and the combined system should be available for sale in the late Spring of 1999.

ACQUISITION OF HIGH SPEED ELECTRODE ASSEMBLY MACHINES

  Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all of its assets used in the business of manufacturing, marketing, assembling, leasing and selling medical stud and eyelet application machines. Acquisition of the electrode assembly machines provides Micron with a complimentary product, which it can lease to existing sensor and snap customers. In February 1999, Micron purchased from Scoville Fasteners, Inc., 33 additional attaching machines for $64,565. Micron is now the exclusive provider of medical stud and eyelet application machines.

                             DESCRIPTION OF BUSINESS

SIGNAL-AVERAGING ELECTROCARDIOGRAPHIC (SAECG) PRODUCTS

  Sudden cardiac death afflicts over 400,000 individuals in the United States alone each year. As described in an Expert Consensus on Signal-Averaged Electrocardiography published in the Journal of the American College of Cardiology (Vol. 27, No. 1, 1996), these occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat) which severely affect the capability of the heart's pumping chambers or ventricles. Ventricular arrhythmia's are distinguished from arrhythmia's affecting the atrium (the non-pumping chambers of the heart), which generally are not life threatening. The majority of ventricular arrhythmia's occur in patients who have survived a prior heart attack or have significant coronary artery disease. However, individuals with primary electrical disturbances of the heart comprise an additional subset of patients. Thus, various techniques have evolved to detect and treat individuals at risk of the development of sustained ventricular arrhythmias which may cause marked interference with the proper functioning of blood circulation, resulting, in some cases, in sudden cardiac death.

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

  Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by the Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the 1996 AHA Sessions, a significant study showed that SAECG could be an effective diagnostic tool for patients with coronary heart disease (CHD) even before they have had a heart attack. Patients with CHD approximate 15.0 million. An SAECG study involving 458 patients who had an acute myocardial infarction was published in the American Heart Journal in 1997. In the absence of late potentials, the probability of having no arrhythmic event was 99% in the first year, and 96% in five years. On the other hand, the presence of late potentials found in the SAECG represents the strongest single predictor of future arrhythmic risk in patients after a first acute myocardial infarction, with a 4.6-fold increase in the risk of sudden death or sustained ventricular tachycardia. The results of research presented at a meeting at the 1999 American College of Cardiology indicate that T-wave alternans and late potential seem to be independent predictors for ventricular tachyarrhythmias in patients with post-myocardial infarctions. Although T-wave alternans had a higher sensitivity, late potentials had a higher specificity. It was concluded that a combination of both tests could identify high risk patients more accurately.

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

    EPSOFT-TM- SOFTWARE LIBRARY

  The primary thrust in software development efforts since mid-1997, has been the conversion of DOS-based products into the Windows 95 environment.

  ART's research and development staff has developed breakthrough digital signal processing techniques to enhance the overall analytical power of the SAECG test. Two such new developments are the IntraSpect-TM- and Early Potential Analysis software packages. IntraSpect-TM-, which is now protected by a newly allowed United States patent, permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis (ASA). Hence, micropotential detection is no longer limited to the `late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. This covers 25% of a patient population which previously could not be analyzed with SAECG.

  The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. ART continues to offer other optional post-processing signal averaging software packages for the 1200 EPX and LP-Pac Q, including Cal-ABS-TM- Plus software for individual lead time domain analysis; and Heart Rate Variability (HRV) software for the 1200 EPX. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

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

  Software upgrades are provided at no charge to customers with systems under warranty. Sales of post-processing software products were not material to the Company's business in 1998.

K3 CATH-LAB

  On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"), (iii) the network ready hemodynamic analysis package (the "K3-III"), and (iv) the control work station (the "K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, payable $50,000 at closing and a promissory note in the amount of $300,000. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments payable on the last day of each quarter.

  Simultaneously with the execution of the Asset Purchase Agreement, ART entered into a Manufacturing Agreement with Astro-Med. The term of the agreement began on April 14, 1997 and continues for three years; provided, however, that ART may, on sixty days prior written notice to Astro-Med, terminate the Manufacturing Agreement after the date of the first anniversary. During the term of the Manufacturing Agreement, Astro-Med will manufacture the K3 Products at prices which are specified in the Agreement.

  The K3 cath lab is a hemodynamics system for use in a standard hospital cath lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. In April 1997, the Company entered into an agreement with Softheart, Inc., the developer of the original software, to convert the software from a DOS to a Windows NT platform. ART has paid Softheart $138,275 to date and the conversion is substantially complete. ART determined, however, that the K3 Products required significant additional modifications to make them competitive. Work was commenced in September 1998 on a new state-of-the-art cath lab system.

ELECTROPHYSIOLOGY PRODUCTS

    CARDIOLAB

  The CardioLab was introduced and received a 510(k) from the FDA in early 1991. The CardioLab is a computerized recording and analysis system used by electrophysiologists in the diagnosis and treatment of arrhythmias. The CardioLab is used in conjunction with a stimulator and catheters inserted through a blood vessel, allowing an electrophysiologist to electronically induce, monitor, record, analyze and treat arrhythmias under controlled conditions. The CardioLab records cardiac electrical activity which is amplified, digitized and transmitted to a computer for real time analysis and displayed on a high resolution color graphics monitor or laser printer. Because the CardioLab can be used to accurately detect the presence and location of diseased or damaged heart tissue, in some cases, a procedure can be performed less invasively via catheter, as compared to open heart exploratory surgery, to treat the condition.

  The CardioLab components include an amplifier, computer, monitor and printer. These hardware components are manufactured by various suppliers and are, to a large extent, interchangeable. The CardioLab is manufactured by Prucka Engineering, Inc. of Houston, Texas and was distributed exclusively by ART until December 31, 1996. Pursuant to an agreement dated April 1, 1994, during 1997 and 1998, ART received a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000. ART also received 25% of the commissions it would otherwise be entitled to receive for revenues attributable to CardioLab systems that exceeded $10,000,000. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to the Prucka products that exceed $10,000,000.

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

  In addition to the traditional ECG tests, disposable electrodes incorporating Micron's sensor elements are used in connection with stress and "Holter" tests. The Holter test utilizes a portable ECG heart monitoring device that is worn by a patient for up to 24 hours during the patient's normal activity and is designed to record data from the patient's heart. The stress test monitors the human heart during rest followed by exercise and again at rest. Both the Holter and stress tests employ silver/silver chloride disposable electrodes.

    METAL SNAP FASTENERS

  In February, 1991, Micron entered into a non-exclusive world-wide distribution agreement with a manufacturer of metal snap fasteners used to attach the disposable electrode to the lead wires of the ECG machine. As a component of the finished silver/silver chloride disposable electrode, the snaps are sold to some of the same customers that use Micron's sensor elements. Micron purchases finished snap fasteners from its supplier, performs quality control procedures and repackages the snaps for shipment to customers. Snap shipments are often included along with Micron's sensor shipments to a customer. While Micron is attempting to increase the market penetration of this product, there can be no guarantee that the snap fastener product line will produce increased revenues or profits in future periods.

    HIGH SPEED ELECTRODE ASSEMBLY MACHINE

  Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all its assets used in the business of manufacturing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets was $400,000, payable as follows: (i) cash paid on account in the amount of $58,368;
(ii) cash in the amount of $141,632 paid on March 31, 1997; and (iii) a non-interest bearing promissory note in the principal sum of $200,000, which was paid in 1998.

  At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark will continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing agreement is automatically renewable for successive one-year terms.

  In February 1999, Micron purchased from Scovill Fasteners, Inc., 33 additional attaching machines for $64,565. Micron is now the exclusive provider of medical stud and eyelet application machines.

  The acquisitions of the electrode assembly machines provide Micron with a complimentary product, which it can lease to existing sensor and snap customers

  The following table shows sales of sensors, snaps and snap machines by Micron for the years ended December 31:


                                        1998      %          1997      %         1996      %
                                  ------------------   -------------------  -----------------
    Sensors...................      $6,817,112   81      $7,938,325   84     $7,838,438   85
    Snaps.....................       1,514,521   18       1,511,558   16      1,402,036   15
    Snap Machines.............         113,237    1          45,770    -           -       -
                                  ------------------   --------------------------------------
       Total..................      $8,444,870  100      $9,495,653  100     $9,240,474  100
                                  ------------------   ------------------   -----------------
                                  ------------------   ------------------   -----------------



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

GROUNDWATER

  During September 1992, as a requirement for obtaining a mortgage to repurchase its Fitchburg, Massachusetts manufacturing facility, Micron performed an environmental site assessment, including an analysis of groundwater samples for the presence of certain petroleum-based products, metals and solvents. The site assessment indicated levels of petroleum products and metals in excess of the maximum allowable standards. Micron filed a release report and a Preliminary Assessment and Interim Site Classification form with the Massachusetts Department of Environmental Protection ("DEP"). The DEP classified the site as a disposal site within the meaning of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act and identified Micron as a potentially responsible party with liability.

On January 21, 1993, Micron filed its Phase I Limited Site Investigation and Waiver Application ("Application"). The Application contained a historical overview of past uses of the site and its surrounding area. The facility is located in the center of a heavily developed industrial area and use of the site and surrounding properties predates the early 1900's. Micron has occupied the site from 1982 to the present. The Application identified several potential off-site sources for the discharge and demonstrated that none of the types of chemicals found on the property are used in the Micron manufacturing process. During February, 1993, the representatives of the DEP visited the site. On February 18, 1993, the DEP classified the site as a non-priority disposal site and granted Micron's waiver application with the stipulation that Micron evaluate the upgradient off-site sources which may have caused the contamination.

As a condition of the waiver approved by the DEP, Micron was required to prepare a five-year plan of remediation for the property. Micron retained an environmental consulting firm to organize, design and implement a plan of remediation and to represent Micron in its dealings with the regulatory authorities. In January, 1998, Micron filed a Tier Classification, Tier II Extension & Tier II Transfer Transmittal Form to allow further subsurface investigation and a consequent risk assessment to be performed. During the site assessment activities, Micron obtained knowledge of a previously unseen extractable petroleum hydrocarbon (EPH) release to soil in an amount above the reportable concentration in September, 1998,and filed the required 120-Day Release Notification with the DEP on January 5, 1999. In this release notification, Micron stated its intent to address this release condition as part of the ongoing response actions at the site.

On January 19, 1999 Micron filed a Tier II Extension & Tier II Transfer Transmittal Form notifying the DEP that its response actions will not be completed before the deadline imposed by the previous submission. This extension summarized site investigation activities accomplished through 1998 and Micron's intention to complete the necessary Phase II site activities by March 31, 1999, subject to acceptable findings and any fiscal budgetary constraints.

Based on the results of site activities to date, it does not appear that current operations at Micron are contributing to any contamination identified at the site. Although the contaminant concentrations above the MCP standards are on the site, these contaminants seem to be from prior operations, unknown sources and/or upgradient off-site sources and may not mandate active remediation. Based on available information, the institution of an Activity and Use Limitation
(AUL), governing certain activities at the site, will be used to manage the residual contamination. A method 3 Risk Characterization will be necessary to demonstrate that a condition of no significant risk exists at the site will be necessary to support the filing of this limitation.

To complete the required Method 3 Risk Characterization and related activities and to conduct the anticipated 3-5 year groundwater monitoring program possibly required, the Company could incur costs of approximately $90,000 to $175,000 over the next five (5) years, as estimated by its environmental engineering firm. Upon the completion of these Phase II activities, Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. Although the ultimate outcome is uncertain until the remainder of the work is completed, the engineering firm and management of the Company believe that no further remediation will be required.

During 1997, Micron spent approximately $700,000 for capital improvements related to modification and upgrading of its manufacturing processes primarily related to replacement of its waste treatment equipment. Continued work to increase savings related to recovery and recycling of water, silver and other chemicals to offset some of the costs of the improvements is expected during 1999.

In response to an anonymous phone call, all Micron records related to its wastewater treatment operation and expenses were subpoenaed by the Attorney General of Massachusetts for investigation in 1997. No further action was taken by the state's judiciary action until February, 1999 when a similar subpoena was issued to the environmental engineering firm used by Micron. Conversations between the assistant district attorney's office and Micron legal counsel are in process. Both the Company and its environmental law counsel perceive a favorable outcome to the proceedings.

OPERATIONS

  During 1998, 1997 and 1996, Micron spent approximately $102,500, $320,000 and $137,000, respectively on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations, as well as to evaluate the adequacy of such systems to facilitate future growth. The nature of certain above expenses are non-recurring, while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts. In 1994, costs related to expenditures to improve the efficiency of the manufacturing process and to help mitigate or prevent possible future environmental contamination were capitalized. Such costs are amortized over their estimated useful lives of five years. No costs were capitalized in 1998, 1997, and 1996.

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

  Micron manufactures its sensor elements against specific customer purchase orders in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 50 significant manufacturers of silver/silver chloride-plated disposable electrodes world-wide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 1998, four major customers accounted for 32%, 25%, 15% and 11% of net sales of Micron.

  The following table sets forth, for the periods indicated, the approximate consolidated net sales and percentages of net sales derived from sales of the Company's products in its geographic markets:



                                                             NET SALES YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                1998            %           1997           %            1996          %
                                            -------------    -------   --------------   -------    -------------   -------
United States..........................       $4,898,191         52      $ 7,156,957        60      $15,935,126        64
Europe.................................        2,678,710         28        2,726,142        23        4,829,713        20
Canada, Mexico & South America.........        1,557,356         17        1,715,115        15        1,587,372         6
Pacific Rim............................          173,966          2          236,654         2        2,303,520         9
Other..................................           52,373          1           52,319         -          132,118         1
                                            -------------    -------   --------------   -------    -------------   -------
    Total..............................       $9,360,596        100      $11,887,187       100      $24,787,849       100
                                            -------------    -------   --------------   -------    -------------   -------
                                            -------------    -------   --------------   -------    -------------   -------


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

  TRAINING. Ordinarily, the sales representative provides training to customers in the use of SAECG products. ART personnel are sometimes used to provide additional training support, as necessary. Generally one day of training is provided on-site on the day of installation. ART provides training for both the operation and use of the hardware and all standard applications of the software. When a K3 Cath-Lab is installed, two to four days of training is provided by ART personnel.

  WARRANTY AND MAINTENANCE. ART provides a one-year warranty which covers parts and labor for all of its SAECG software and hardware products. Customers may renew the warranty annually at a cost of approximately $1,000 to $2,700 depending on the service level and type of system. The K3 comes with a standard one-year labor and parts warranty included in the purchase price. Customers may renew the warranty at a cost of 60% of the price of the system. All K3 repairs are made by Astro-Med personnel.

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

  During February, 1991, Micron entered into a non-exclusive world-wide distribution agreement for medical snap fasteners manufactured by TRW Inc. ("TRW"). TRW later sold its entire fastener operation. Micron's medical snap fasteners are currently manufactured by Scovill Fastners, Inc. ("Scovill"). The agreement allows Micron to buy the various snap fasteners in bulk and to repackage and resell them to its customers. The agreement has a provision for annual renewals and Micron and its supplier are cooperating to increase market penetration of the Scovill snap products.

MARKETING AND COMPETITION

  ART engages independent sales representatives and distributors of medical instruments in various regions throughout the United States and foreign distributors to market all of ART's products. Sales representatives, who are paid on a commission basis, are generally responsible for identifying customers and demonstrating products in their respective geographic markets. ART has arrangements with nine domestic and 37 foreign distributors who sell ART's products in most of the significant foreign markets. To date, ART's independent sales organization has accounted for substantially all of ART's sales of SAECG products. All sales of the K3 products have been initiated by ART's internal sales force. ART, however, is currently in the process of building a direct sales force domestically. ART believes that a direct sales force will have a greater commitment to its products and will be more economical.

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

  ART is aware of certain other companies which have developed or are developing technologies and products which are competitive with ART's products. Other technologies or products which are functionally similar to ART's signal-averaging products are currently available from a number of competitors, including Del Mar Avionics, Marquette Electronics, Inc., and Hewlett-Packard Company. Most are well established, have substantially greater financial and other resources and have established reputations for success in the development, sale and service of products. ART believes that its competitive advantage is based on a number of factors, including price, ease of use, and clinical acceptance of the methodology employed in ART's signal-averaging products.

    CARDIAC CATHETERIZATION PRODUCTS

  The K3 Cath-Lab product is marketed through national trade shows in the United States. Additionally, ART has placed full-page advertisements in trade journals. Competitors for the K3 include the MAC-Lab/Cath Lab Manager from

Marquette, Inc., the Horizon 9000 WS from Mennen Medical, the Q-Cath-DS from Quinton Instrument, the Cathcor C from Siemens Medical, and the Series IV from Witt Biomedical. Most of these competitors are well established and have substantially greater financial and other resources than ART. ART believes that any competitive advantage it may have is based exclusively on price.

    SENSORS AND SNAPS

  Micron sells its sensor elements to most major manufacturers of disposable silver/silver chloride ECG electrodes. Micron employs one full-time salesperson for sensors and snaps. The Company believes that it has two competitors for sensors and that its sales of sensors greatly exceed those of its competition.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Beginning in mid-1997, ART's engineering and research and development efforts focused primarily on (i) moving DOS software packages in the SAECG and K3 cath-lab product lines into the Windows environment and (ii) updating the quality system to reflect and comply with new FDA GMP and ISO 9001 quality system procedures. ART currently employs one engineer engaged in software development and one technician for customer telephone support, warranty repairs, and limited manufacturing. ART has also engaged an outside consultant to effect the conversion from DOS to Windows with respect to the PREDICTOR software and to assist in its cath lab development effort. For the fiscal years ended December 31, 1998, 1997, and 1996, ART had research and development expenses of approximately $343,000, $371,000, and $173,000, respectively, in connection with engineering, regulatory, and research and development activities, which consisted principally of the salaries of its employees and consultants.

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

PATENTS AND PROPRIETARY TECHNOLOGY

ART

  ART holds an exclusive licience under the Simson Patent, which covers the signal-averaging and filtering technologies, which are utilized in the 1200 EPX, LP-Pac Q, and PREDICTOR I. The Simson Patent was issued in December 1983. ART is the assignee of three other U. S. Patents, two of which expire in July 2001 and the other in January 2002. ART holds foreign patents issued in Austria, Australia, Belgium, Canada, France, United Kingdom, Holland, Italy, Liechtenstein, Spain, Sweden, Switzerland and Germany. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents as deemed appropriate.

  As part of the acquisition of substantially all the Corazonix assets in 1993, including those pertaining to high resolution ECG, ART acquired three additional patents related to time and frequency domain analysis of electrocardiogram signals. ART acquired U.S. Patent No. 5,117,833 entitled "BI-SPECTRAL FILTERING OF ELECTROCARDIOGRAM SIGNALS TO DETERMINE SELECTED QRS POTENTIALS," (the "Bi-Spec Patent") which expires in 2009. The Bi-Spec Patent, which has been licensed to Hewlett Packard Company on a non-exclusive basis, may provide ART with a superior means of detecting late potentials. The Company is currently evaluating potential benefits. ART also acquired three additional patents. These patents were allowed in 1993 by the U.S. Patent Office, and cover the spectral-temporal mapping post-processing software packages sold by ART. ART currently holds a non-exclusive license and trademark to a fifth U. S. patent.

  United States Patent No. 5,609,158 entitled "Apparatus and Method for Predicting Cardiac Arrhythmia by Detection of Micropotentials and Analysis of all ECG Segments and Intervals," which covers a frequency domain analysis technique for SAECG data, was allowed by the U.S. Patent Office in March 1997. This technique is embodied in the IntraSpect software product, and has been found to compliment the Simson methodology by increasing the overall predictive value of the SAECG test. Additionally, patients with conduction delay problems (i.e., "bundle branch block") can have SAECG analysis performed on them. This includes 25% of the patient population which previously could not be analyzed with SAECG.

  Rapid technological development in the medical industry results in extensive patent filings and a rapid rate of issuance of new patents. Although ART believes that ART's products do not and will not infringe on patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement on existing or future patents or proprietary rights may occur. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART. ART does not own or have any license to any patents relating to the K3 technology. ART does not own or have any license to any patents relating to the CardioLab or technology incorporated therein and it is not aware of any patents or licenses to patents that Prucka may hold.

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

  ART is not aware of any new copyright registration or application for the software incorporated in the 1200 EPX, LP-Pac Q, PREDICTOR I, K3, or CardioLab.

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

EMPLOYEES

  ART has seven full-time employees and one part-time employee, including five administrative, sales, marketing and supervisory personnel, and two engineering personnel. Micron employs forty-two full time employees and two part-time employees, including thirteen administrative, sales and supervisory personnel, eleven quality control personnel and eighteen production personnel.

ITEM 2.  PROPERTIES

  From January through October 1998, ART leased approximately 4,000 square feet of space in an office building in Austin, Texas from an unaffiliated landlord with monthly rental payments of approximately $7,100. Beginning in November 1998, ART leased approximately 1,500 square feet of new office space in Austin from an unaffiliated landlord, with monthly rental payments of $2,527.

  The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of two buildings. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996 for $480,000, is a 94,000 square foot, two story building. During 1996 and through August of 1997 Micron rented 18,800 square feet of space. The average monthly rent in 1996 and 1997 was $7,100. There is no further obligation on leased property.

ITEM 3.  LEGAL PROCEEDINGS

  As further discussed under Environmental Regulation, Micron has been identified as a potentially responsible party with liability by the DEP. On February 18, 1993, the site was classified as a non-priority site and Micron's waiver application was approved. As a condition of the waiver, Micron was required to prepare a five-year plan of remediation for the property. Micron has retained an environmental consulting firm, and in 1995 hired an internal consultant, to organize and implement the remediation plan and to represent Micron in its dealings with the regulatory authorities. Initial Phase II activities have been completed, including drilling two borings and installing three monitoring wells. Additional Phase II activities will likely include further site history data collection, review and evaluation; evaluation of upgradient potential sources as required by the DEP waiver; additional soil sample collection to further redefine source areas; groundwater monitoring; report and required document preparation; a risk assessment; and regulatory agency coordination. Upon the completion of Phase II activities, Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated.

  While the waiver application has been approved, the DEP still retains jurisdiction and will oversee the remediation. Should Micron not comply with the terms of the remediation plan, the DEP may institute a lawsuit to enforce a site clean-up. Micron believes that it is currently in compliance with the terms of the remediation plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.    Annual meeting of shareholders was held on September 28, 1998

  b. E. P. Marinos and Julius Tabin were elected as directors of the Company at the meeting. Anthony A. Cetrone, Russell C. Chambers and Paul F. Walter continued to serve as directors.


              E. P. Marinos                3,239,467  FOR, 35,563  WITHHELD

              Julius Tabin                 3,244,067  FOR, 35,963  WITHHELD

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


                                        HIGH        LOW
                                      ---------   --------
Year Ended December 31, 1997
    1st Quarter..................... $ 3 3/16     $ 2
    2nd Quarter.....................   2 3/8        1 7/8
    3rd Quarter.....................   3 1/16       1 3/4
    4th Quarter.....................   2 11/16      1 1/2
Year Ended December 31, 1998
    1st Quarter..................... $ 2          $ 1 3/16
    2nd Quarter.....................   2 1/16       1 3/16
    3rd Quarter.....................   1 13/16        13/16
    4th Quarter.....................   1 3/16         13/16


  As of March 24, 1999 the number of recordholders of ART's common stock was estimated to be 1,300. On March 24, 1999 the closing price for the common stock on the American Stock Exchange was $1 1/8.

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

            STATEMENTS OF OPERATIONS DATA:                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                           1998         1997          1996          1995        1994
                                                         ----------   ----------    ---------    -----------  ----------
 Revenue.............................................   $    9,360   $   11,887    $  24,788    $    22,928  $   17,381
 Cost of sales.......................................        6,127        7,932       20,115         17,947      13,389
                                                         ----------   ----------    ---------    -----------  ----------
      Gross profit...................................        3,233        3,955        4,673          4,981       3,992

 Selling and marketing...............................          247          499          610            474       1,128
 General and administrative..........................        2,141        2,491        2,420          2,150       2,393
 Research and development............................          343          371          173            183         235
 Amortization of goodwill............................          130          134          115            115         115
 Write-down of assets................................          192           -            -               -       3,751
                                                         ---------------------------------------------------------------
     Income (loss) from operations...................          180          460        1,355          2,059      (3,630)
 Acquisitions expense................................            -            -            -              -        (164)
 Interest and other expenses, net....................         (117)        (378)        (278)          (116)         10
                                                         ----------   ----------    ---------    -----------  ----------

  Income (loss) before income taxes..................           63           82        1,077          1,943      (3,784)

 Income tax benefit (expense)........................         (199)         (50)        (460)          (818)        309
                                                         ----------   ----------    ---------    -----------  ----------

     Net income (loss)...............................   $     (136)   $      32    $     617     $    1,125  $   (3,475)
                                                         ----------   ----------    ---------    -----------  ----------
                                                         ----------   ----------    ---------    -----------  ----------
    Basic and diluted net income (loss) per share....   $     (.04)   $     .01    $     .17     $      .31  $     (.95)
                                                         ----------   ----------    ---------    -----------  ----------
                                                         ----------   ----------    ---------    -----------  ----------
Weighted average number of shares outstanding........        3,561        3,563        3,563          3,683       3,653
                                                         ----------   ----------    ---------    -----------  ----------
                                                         ----------   ----------    ---------    -----------  ----------

                 BALANCE SHEET DATA:                                              DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                           1998         1997          1996          1995        1994
                                                         ----------   ----------    ---------    -----------  ----------
 Total assets........................................   $    9,990   $   11,832    $  12,964    $    12,968  $   12,711
 Long term obligations (including current portion)...   $    1,000   $    1,466    $     928    $     1,089  $    1,018
 Redeemable common stock.............................   $        -   $        -    $      -     $        10  $      637
 Working capital.....................................   $    2,282   $    2,293    $   2,891    $     2,803  $    1,149
 Shareholders' equity................................   $    7,959   $    8,087    $   8,012    $     7,353  $    5,845


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated, the percentages of revenue represented by certain items reflected in the Company's statements of operations.


                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1998     1997     1996
                                                     ----------------------------
 Revenue............................................. 100.0%   100.0%   100.0%
 Cost of sales.......................................  65.5     66.7     81.0
 Gross profit........................................  34.5     33.3     19.0
 Selling and marketing...............................   2.6      4.2      2.5
 General and administrative..........................  22.9     21.0      9.8
 Research and development............................   3.7      3.1      0.7
 Amortization of goodwill............................   1.4      1.1      0.5
 Write-down of assets................................   2.0        -        -
 Other, net..........................................  (1.3)    (3.2)    (1.1)
                                                     ----------------------------
 Income before income taxes..........................   0.6      0.7      4.4
 Income tax provision................................  (2.1)    (0.4)    (1.9)
                                                     ----------------------------
       Net income (loss).............................  (1.5%)    0.3%     2.5%
                                                     ----------------------------
                                                     ----------------------------


REVENUE

  Revenue decreased by approximately $2,527,000 or 21% for the year ended December 31, 1998 as compared to 1997. The decrease in revenue is attributable primarily to the change in the Pruka contract for 1998 as discussed below and because the Company could not sell the cath lab. The Company is in the process of fixing this software and hopes to be able to market it by June of 1999.

  Pursuant to an agreement signed April 1, 1994, ART became the exclusive distributor for both the CardioMapp and CardioLab product lines which are manufactured by Prucka Engineering of Houston, Texas. Under the agreement, ART was obligated to purchase CardioMapp and CardioLab from Prucka which were resold to the customers. The fiscal year ended 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. In 1997, ART ceased to be responsible for marketing, selling, invoicing and collecting for Prucka products. In 1997 and 1998, ART received a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world up to a ceiling of $10,000,000 in total annual net sales of approximately $485,000 and $463,000, respectively. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART received a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

  Revenue decreased by approximately $12,900,000 or 52% for the year ended December 31, 1997 as compared to 1996. The decrease in revenues is attributable primarily to the change in the Prucka contract for 1997, as discussed above.

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

  The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):


                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                        1998      %             1997        %           1996       %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps.................     $8,444,870   90         $ 9,495,653   80        $ 9,240,474   37
CardioLab & CardioMapp..........        485,331    5           1,332,099   11         14,611,720   59
SAECG equipment.................        429,300    5             673,414    6            935,655    4
K-3 Cath-Lab....................          1,095    -             386,021    3                  -    -
                                  --------------------   --------------------    --------------------
    Total.......................     $9,360,596  100         $11,887,187  100        $24,787,849  100
                                  --------------------   --------------------    --------------------
                                  --------------------   --------------------    --------------------


    COST OF SALES

  Cost of sales as a percentage of revenue decreased from 66.7% in 1997 to 65.5% in 1998. The decrease is due primarily to the Prucka contract. ART exclusively sold and distributed the electrophysiology products on behalf of Prucka. 1997 was the first year in which ART was not the exclusive distributor under the Prucka contract. In 1998 and 1997, the Company received a commission on sales of approximately $485,000 and $463,000, respectively and did not report the gross revenues or the related cost of sales for CardioLab and CardioMapp products sales, of which approximated $14,612,000 for the year ended December 31, 1996.

    SELLING AND MARKETING

  Selling and marketing expenses as a percentage of sales decreased from 4.2% in 1997 to 2.6% in 1998. The decrease is primarily due to the software problems with the K-3 cath-lab and the decrease in sales due to the Prucka contract.

    GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses as a percentage of sales increased from 9.8% in 1996 to 21.0% in 1997 and to 22.9% in 1998 due to the decrease in sales.

    RESEARCH AND DEVELOPMENT

  Research and Development costs decreased from $371,000 in 1997 to $343,000 in 1998 and increased $200,000 from 1996 to 1997. The decrease was due to the fact that the Company had fewer people engaged in research and development activities. The increase in gross dollars from 1996 as compared to 1997 is due to the Company's contract with consulting firms to develop a windows based version of the Cath-Lab and the Predictor line of products. Research and development costs have not been material to the operations of Micron.

    INTEREST EXPENSE

  Interest expense was approximately $220,000 in 1998 as compared to $238,000 in 1997. The majority of the interest costs incurred by the Company stem from its borrowings under its line(s) of credit and term loan with an institution used to finance inventory and accounts receivable.

    INCOME TAXES

  For the years ended December 31, 1998 and 1997 taxes on income were higher than the federal statutory rate of 34% due primarily to the Massachusetts state income tax of 9.5% on Micron's earnings.

    PROVISION FOR ASSET IMPAIRMENTS

  In the second quarter of 1998, ART made a provision of $453,529 to write off goodwill relating to the Astro-Med acquisition ($172,201), to increase the inventory reserve of the K-3 Cath Lab inventory ($131,328), to increase the reserve for inventory for SAECG inventory ($130,000), and to reflect certain costs associated with reducing and consolidating the Austin operation with Micron, ($20,000). The per share effect, after taxes, was a charge of $.08 per share and without the provision, net income would have been reported as earnings per share of $.05 for that quarter and $.04 for the year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of approximately $2,282,000 and $2,293,000 and cash and cash equivalents of approximately $558,000 and $215,000 at December 31, 1998 and 1997, respectively. During 1998 Micron paid off three leases as well as its revolver. Micron reduced expenses and improved on the yields of its manufacturing operation. ART moved to smaller quarters in November and also downsized from eleven to seven people. During 1996 and 1997, working capital decreased primarily due to capital expenditures, implementation of a new waste water treatment system, and repayments of debt.

  The Company has a consolidated $3.5 million working capital line of credit. The line of credit is collateralized substantially all assets of the company and bears interest at prime plus .75%. In 1997, the Company obtained a $400,000 consolidated term loan. The working capital line of credit and term loans mature December 15, 1999. At December 31, 1998, the revolving credit balance was zero and the term loan balance was $141,670.

  On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the K3 Products. A promissory note payable in the amount of $300,000 was issued in the acquisition of these products. The note is due and payable not later than the third anniversary of the closing date. Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments payable on the last day of each quarter.

  Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all of its assets used in the business of manufacturing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets included a non-interest bearing promissory note in the principal sum of $200,000, which was paid in full in December of 1998.

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

  Net cash provided by operating activities for 1998, 1997 and 1996 was approximately $1,839,000, $1,959,000 and $1,972,000, respectively. The change in cash provided by operations was due primarily to the changes in net income, reduction of inventories and accounts receivable and increases in payables, during 1998 and 1997.

  Net cash used in investing activities in 1998 was approximately $524,000 and in 1997 was approximately $1,463,000 and decreased principally as a result of expenditures on capital equipment for Micron's manufacturing. Micron spent approximately $700,000 for capital assets relating to the wastewater treatment system in 1997. Net cash used in investing activities in 1996 was approximately $1,141,000 as a result of expenditures on capital equipment for Micron's manufacturing facility partially offset by the proceeds received from the sales of investments and capital equipment.

  Capital expenditures during 1998, 1997 and 1996 were due primarily to Micron's need to upgrade and maintain its manufacturing equipment and facilities.
During 1998, the capital expenditures were funded from operating cash flows. During 1997 significant capital expenditures were due to the purchase of a waste water system treatment system which was financed partially by a term loan and in part from operating cash flows. During 1996, the Company's capital expenditures were funded from operating cash flows.

  As discussed under Environmental Regulation, Micron had approximately $92,000 accrued at December 31, 1998 and 1997, to cover estimated costs to be incurred related to site assessment, monitoring, and remediation. Management estimates that these costs could approximate from $90,000 to $175,000 depending upon the final decision by the DEP.

  During 1998, 1997 and 1996, Micron spent approximately $102,500, $320,000 and $137,000, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1998, 1997 and 1996 are normal expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron implemented a manufacturing process and air and waste water treatment redesign. The actual redesign, which took place in 1997, required the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements. (See Environmental Regulation and Note 10 to the Financial Statements).

   During 1998, 1997 and 1996 respectively, net cash used in financing activities totaled approximately $972,000, $513,000 and $996,000 principally to pay down credit facilities and long-term debt.

  For information on the impact of future changes in accounting principles, see
Note 2 to the Consolidated Financial Statements, appearing elsewhere herein.

  INFLATION

  The Company does not believe that inflation in the domestic United States or international markets in recent years has had a significant effect on its results of operations.

  YEAR 2000

    GENERAL

  ART's Company-wide Year 2000 Project is proceeding on schedule. The general Year 2000 concern is that many computer systems and software products will experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. Art's executive staff has directed a centrally coordinated Year 2000 Project team, made up of representatives from each of the company's departments and divisions, to address this issue of computer programs and embedded computer chips being unable to distinguish between the year 1999 and the year 2000. In 1998, ART began testing efforts addressing its, products, services, infrastructure, and internal business support applications. A detailed plan has been created and is currently being implemented which will ensure that all ART's business process and systems have been assessed for Year 2000 Readiness by July 1999.

      PROJECT

  The ART Year 2000 Project has been addressed on two fronts. ART is a manufacturing and distributor of medical paroducts. These efforts were divided into four major sections, Company Products, Infrastructure (Internal IT Systems), Internal Non-IT systems, and Supply-Chain. The general phases common to all these sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 Readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 ready; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each division. The company has engaged the service of an Information Technology consulting firm, Micro Support Group, Inc., to assist in the project management and in the conversion and testing of certain application software code.

      PRODUCTS

  The year in the date field of all ART's products is in two digits and is only used as a reference to show when a test was performed. It is not used in any analytical calculations, hence none of the company's software products will have operational failures, invalid or incorrect results as a consequence of the year 2000 date change.

  Micron does not manufacturer any date-related products.

      INTERNAL IT SYSTEMS

  The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilizing in it manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company operations will be interrupted by 2000 issue. The actions on this section are on schedule. The testing phase involved the testing of the Novell Server and the Real World Financial applications within Micron. Both systems passed all Year 2000 Readiness tests. ART will be migrating to these Year 2000 Ready systems during the second quarter of 1999. ART expects to have addressed all internal Year 2000 issues identified in this process by June 1999.

      NON-IT SYSTEMS

  ART has assessed the impacts of Year 2000 on non-IT systems. Non-IT systems include, but are not limited to telecommunications systems (PBX), security systems, HVAC systems, elevators, and utilities (Water, Gas, Electric, etc). Assessment of these systems is ongoing and is expected to be completed by July 1999.

      SUPPLY-CHAIN

  ART has been working closely with suppliers and other third parties upon which it is dependent, to determine the extent of their Year 2000 Readiness. All critical suppliers and business partners to the Company have been contacted and the assessment of their Year 2000 readiness is underway.

  The ART Division expects this phase of the project to be on going with the risk assessment and contingency planning phase completed by July 1999 while Micron has completed this portion of the project.

      COST

  Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material effect on the Company's business or financial results. The estimated cost of the Year 2000 Project is approximately $17,600 at maximum. This cost is estimated to be distributed equally between fiscal 1998 and 1999.

       RISK

  The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents. ART believes that, with the testing of its Financial Business system and the completion of this project as scheduled, the possibility of significant interruption of normal operations should be minimized.

  The Company recognizes that failure to correct a material Year 2000 problem could result in an interruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations and financial condition. Due to the general uncertainly inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Cautionary statements under the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results or events to differ materially and adversely from the results discussed in the forward-looking statements. When used in this Form 10-K, the words or phrases "believes," "anticipates," "expects," intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding demand for new and existing products; the success of new product development efforts; the uncertainty as to whether certain products will receive approval for sale in the United States; the Company's highly competitive industry and rapid technological change within the industry and the fact that the industry is dominated by large companies with much greater resources than the Company; and the reliance on key personnel.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS                                                             21

REPORT OF INDEPENDENT ACCOUNTANTS                                                             22


CONSOLIDATED FINANCIAL STATEMENTS:


    Balance sheets                                                                            23


    Statements of operations                                                                  24


    Statements of changes in stockholders' equity                                             25


    Statements of cash flows                                                                  26


    Notes to consolidated financial statements                                             27-54



REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders

Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheet of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                         /s/ BDO Seidman, LLP
                                         --------------------------------

Boston, Massachusetts

February 26, 1999

REPORT OF INDEPENDENT ACCOUNTANTS




We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years ended December 31, 1997 and December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996, in conformity with generally accepted accounting principles.




/s/ PricewaterhouseCoopers LLP
COOPERS & LYBRAND L.L.P.


Austin, Texas

March 20, 1998

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                               1998                  1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    557,533        $     214,938
   Trade and other accounts receivable, net of allowance
     for doubtful accounts of $72,192 and $61,318 (Note 7)                              1,307,668            2,397,269
   Inventories (Notes 4 and 7)                                                          1,472,726            2,001,123
   Deposits, prepaid expenses and other current assets                                     70,105               63,861
   Income taxes recoverable                                                               262,810              262,810
------------------------------------------------------------------------------------------------------------------------

     Total current assets                                                               3,670,842            4,940,001
PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 7)                                      3,988,766            4,195,167
GOODWILL, net of accumulated amortization (Note 6)                                      1,717,242            2,025,597
OTHER INTANGIBLES, net of accumulated amortization (Note 6)                                97,998               85,667
DEFERRED INCOME TAXES, net (Note 8)                                                       374,923              458,923
OTHER ASSETS                                                                              140,373              127,055
------------------------------------------------------------------------------------------------------------------------

     Total assets                                                                    $  9,990,144        $  11,832,410
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving credit facilities (Note 7)                                              $          -        $     467,135
   Current portion of capital lease obligations (Note 7)                                   28,220              100,371
   Current maturities of bonds payable and
     other long-term debt (Note 7)                                                        356,751              320,328
   Accounts payable                                                                       681,276            1,091,550
   Accrued expenses                                                                       322,798              667,172
------------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                          1,389,045            2,646,556
BONDS PAYABLE AND LONG-TERM DEBT (Note 7)                                                 565,810              953,086
CAPITAL LEASE OBLIGATIONS, net of current portion (Note 7)                                 49,341               92,082
DEFERRED REVENUE                                                                           27,036               53,896
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       2,031,232            3,745,620
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 3, 7, 9, 10 and 13):

SHAREHOLDERS' EQUITY (Note 13):
   Preferred stock, $1 par value; 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,679,216 issued                                                                      36,792               36,792
   Additional paid-in-capital                                                           8,909,307            8,909,307
   Common stock held in treasury, 144,515 and 116,115 shares at cost                     (913,084)            (878,787)
   Unearned ESOP compensation                                                             (39,277)             (82,134)
   Retained earnings (accumulated deficit)                                                (34,826)             101,612
------------------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                         7,958,912            8,086,790
------------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                      $  9,990,144        $  11,832,410
-------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                             1998                 1997              1996
----------------------------------------------------------------------------------------------------------------------
NET SALES (Note 14)                                             $  9,360,596        $  11,887,187        $  24,787,849
COST OF SALES                                                      6,127,451            7,931,599           20,114,557
----------------------------------------------------------------------------------------------------------------------

     Gross profit                                                  3,233,145            3,955,588            4,673,292
----------------------------------------------------------------------------------------------------------------------

SELLING AND MARKETING                                                247,340              498,907              610,352
GENERAL AND ADMINISTRATIVE                                         2,140,804            2,491,519            2,419,777
RESEARCH AND DEVELOPMENT                                             342,914              371,063              173,120
AMORTIZATION OF GOODWILL                                             129,890              134,324              114,864
LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note 3)                   192,201                    -                    -
----------------------------------------------------------------------------------------------------------------------
     Income from operations                                          179,996              459,775            1,355,179

OTHER INCOME (EXPENSE):
   Interest expense                                                 (219,627)            (238,313)            (268,015)
   Other income (expense), net                                       102,776             (139,710)              (9,931)
----------------------------------------------------------------------------------------------------------------------

     Total other expense, net                                       (116,851)            (378,023)            (277,946)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                            63,145               81,752            1,077,233

INCOME TAX PROVISION (Note 8):
   Current                                                          (115,583)             (15,156)            (283,739)
   Deferred                                                          (84,000)             (34,844)            (176,916)
----------------------------------------------------------------------------------------------------------------------

                                                                    (199,583)             (50,000)            (460,655)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                               $   (136,438)       $      31,752        $     616,578
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Note 2):
   Basic and diluted                                            $      (0.04)       $        0.01        $        0.17
----------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (NOTES 9 AND 13)

                                                                                                 Retained
                                                      Additional                 Unearned        Earnings
                                                        Paid-in    Treasury        ESOP        (Accumulated
                                 Shares    Amount       Capital      Stock     Compensation      Deficit)           Total
---------------------------------------------------------------------------------------------------------------------------

JANUARY 1, 1996               3,564,511    $36,792   $8,899,261   $(868,740)       $(167,848)    $(546,718)      $7,352,745

Maturity and repurchases
  of redeemable common stock          -          -       10,046           -                -             -           10,046

Treasury stock purchase          (1,410)         -            -     (10,047)               -             -          (10,047)

ESOP payments                         -          -            -           -           42,857             -           42,857

Net income                            -          -            -           -                -       616,578          616,578
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1996             3,563,101     36,792    8,909,307    (878,787)        (124,991)       69,860        8,012,181

ESOP payments                         -          -            -           -           42,857             -           42,857

Net income                            -          -            -           -                -        31,752           31,752
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1997             3,563,101     36,792    8,909,307    (878,787)         (82,134)      101,612        8,086,790

Treasury stock purchase         (28,400)         -            -     (34,297)               -             -          (34,297)

ESOP payments                         -          -            -           -           42,857             -           42,857

Net loss                              -          -            -           -                -      (136,438)        (136,438)
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998             3,534,701    $36,792   $8,909,307   $(913,084)       $ (39,277)    $ (34,826)      $7,958,912
---------------------------------------------------------------------------------------------------------------------------




                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)


YEARS ENDED DECEMBER 31,                                              1998                 1997                 1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ (136,438)         $    31,752          $   616,578
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                    683,418              577,915              514,123
     Provision for doubtful accounts                                  10,874                    -                    -
     Amortization                                                    198,500              159,765              152,483
     Loss from impairment of long-lived assets                       192,201                    -                    -
     Loss on sale of equipment                                             -                    -                3,291
     Deferred income tax provision                                    84,000               34,844              176,916
     Deferred revenue                                                (26,860)             (33,810)              38,658
     Changes in assets and liabilities:
       Trade and other accounts receivable                         1,078,727            2,050,855             (708,578)
       Inventories                                                   528,397              237,313              752,910
       Deposits, prepaid expenses and other assets                   (19,562)               2,451              176,305
       Accounts payable and accrued expenses                        (754,648)          (1,101,707)             280,542
       Payable to affiliates                                               -                    -              (30,899)
-------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                 1,838,609            1,958,878            1,972,329
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                                         -                    -                6,435
   Capital expenditures                                             (477,017)          (1,110,144)          (1,022,053)
   Changes in other assets                                                 -              (14,791)            (105,063)
   Other intangibles                                                 (46,677)            (338,000)             (20,867)
-------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                      (523,694)          (1,462,932)          (1,141,548)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit facilities                           (467,135)            (691,525)            (780,312)
   Proceeds from notes payable                                             -              462,920              100,000
   Principal payments on long-term debt and capital leases          (513,745)            (410,374)            (348,943)
   Purchase of treasury stock                                        (34,297)                   -              (10,047)
   Reduction of unearned ESOP compensation                            42,857               42,857               42,857
   Increase in cash overdraft                                              -          $    82,979                    -
-------------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                      (972,320)            (513,143)            (996,445)
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 342,595              (17,197)            (165,664)

CASH AND CASH EQUIVALENTS, beginning of year                         214,938              232,135              397,799
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                            $  557,533          $   214,938          $   232,135
-------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF       Arrhythmia Research Technology, Inc. ("ART"), a
       BUSINESS             Delaware corporation, is engaged in marketing
                            computerized medical instruments for monitoring, analyzing and treating heart disease. Micron
                            Products Inc. ("Micron"), a wholly-owned subsidiary of ART, is a manufacturer of silver/silver chloride-plated sensor elements, a component used in the manufacture of disposable medical electrodes designed for electrocardiograph ("ECG") and other instrumentation. Additionally, Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes. Micron manufactures and leases high speed electrode assembly machines to its sensor and snap customers.

2.     ACCOUNTING POLICIES

       PRINCIPLES OF        The consolidated financial statements include the
       CONSOLIDATION        accounts of ART and Micron (collectively the
                            "Company"). All intercompany balances and transactions have been eliminated in consolidation.

       REVENUE              Revenue from product sales is recognized upon
       RECOGNITION          shipment of the product when independent sales
                            representatives or distributors are responsible for installation of systems, as the title and risk of loss passes to the customer at the time of shipment.
                            However, in cases where ART personnel are scheduled to perform this in-service/installation, the revenue is not recognized until completion of such obligations. Revenue from the sale of extended warranties is deferred and amortized ratably over the life of the warranty.

       CASH AND CASH        Cash and cash equivalents consist of cash on hand
       EQUIVALENTS          and on deposit in high quality financial
                            institutions. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

       INVENTORIES          Inventories are stated at the lower of cost or
                            market. Cost of finished goods inventory of ECG products is determined using the specific identification method. Cost of inventories at Micron is determined by the first-in, first-out method.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

       CONCENTRATIONS OF    Financial instruments which potentially expose the
       CREDIT RISK          Company to concentrations of credit risk, as defined
                            by SFAS No. 105, consist primarily of trade accounts receivable, cash and cash equivalents.

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

                            It is the Company's policy to place its cash and cash equivalents in high quality financial institutions. The Company does not believe significant credit risk exists with respect to these institutions.

       ADVERTISING          Advertising expenses consist primarily of costs
       EXPENSES             incurred in promoting the Company's products,
                            printed brochures and other activities. The Company expenses advertising costs as incurred. The
                            Company's advertising expense was approximately
                            $72,000, $69,000 and $89,000 in 1998, 1997, and 1996
                            respectively.

       PROPERTY, PLANT      Property, plant and equipment are recorded at cost
       AND EQUIPMENT        and include expenditures which substantially extend
                            their useful lives. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to earnings as incurred. When equipment is retired or sold, the resulting gain or loss is reflected in earnings.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

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

       OTHER INTANGIBLES    Direct costs to acquire patent technology and legal
                            costs associated with securing and defending patents are capitalized and amortized using the straight-line method over the remaining useful life of the patents. The Company periodically reviews its patent assets to assess recoverability based on future undiscounted projected earnings from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

                            Certain software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the related product, generally three years. Amortization commences when the product is available for general release. Costs to establish the technological feasibility of the product are expensed as research and development. Amortization of software development costs amounted to $3,759, $1,134 and $16,047, for the years ended December 31, 1998, 1997, and 1996, respectively.

       LONG-LIVED ASSETS    The Company evaluates long-lived assets under the
                            provisions of Statement of Financial Accounting
                            Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

       LONG-LIVED ASSETS    The Company reviews the carrying values of its
       (Continued)          long-lived and identifiable intangible assets for
                            possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

       INCOME TAXES         The Company accounts for income taxes in accordance
                            with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       NET INCOME (LOSS)    In fiscal 1997, the Company adopted SFAS No. 128
       PER SHARE DATA       "Earnings Per Share" which requires the Company to
                            present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

       NET INCOME (LOSS)     Basic and diluted EPS computation for the years
       PER SHARE DATA        ended December 31, 1998, 1997, and 1996 are
         (Continued)         as follows:



                             YEARS ENDED DECEMBER 31,                      1998             1997             1996
                             ----------------------------------------------------------------------------------------


                             Net income (loss) available
                             to common stockholders                $ (136,438)           $   31,752       $  616,578
                             Weighted average common
                               shares outstanding                   3,560,713             3,563,101        3,563,454
                             Basic EPS                             $    (0.04)           $     0.01       $     0.17

                             Diluted EPS:
                               Net income (loss) available
                               to common stockholders              $ (136,438)           $   31,752       $  616,578
                               Weighted average common
                               share outstanding                    3,560,713             3,563,101        3,563,454

                             Assumed conversion of
                               common shares issuable
                               under stock option plan                      -                     -           44,160

                             Weighted average common
                               and common equivalent
                               shares outstanding                   3,560,713             3,563,101        3,607,614



                             Diluted EPS                           $    (0.04)           $     0.01       $     0.17




                            In 1998 and 1997, the Company had common stock options and warrants outstanding, none of which were included in the diluted earnings per share calculation since their effect would have been antidilutive.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

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


       FAIR VALUE OF        The carrying amount reported in the balance sheets
       FINANCIAL            for cash and cash equivalents, ccounts receivable
       INSTRUMENTS          and a accounts payable and accrued liabilities
                            approximate their fair value due to the immediate or short-term maturity of such instruments. The carrying amounts reported for the term note, mortgage payable and bonds payable approximate fair value based on the Company's incremental borrowing rates.


       COMPREHENSIVE        The Company adopted Statement of Financial
       INCOME               Accounting Standards No. 130, REPORTING
                            COMPREHENSIVE INCOME, ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any components of comprehensive income for the years ended December
                            31, 1998, 1997 and 1996.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

       INDUSTRY SEGMENTS    The Company adopted Statement of Financial
                            Accounting Standards No. 131, "Disclosure about
                            Segments of an Enterprise and Related Information"
                            ("SFAS No. 131"), which supersedes SFAS No. 14,
                            "Financial Reporting for Segments of a Business
                            Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


       NEW ACCOUNTING       In June 1998, the Financial Accounting Standards
       STANDARD NOT         Board issued SFAS No. 133, "Accounting for
       YET ADOPTED          Derivatives Instruments and Hedging Activities"
                            ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                            Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITIONS         On April 14, 1997, ART acquired from Astro-Med, Inc.
       ACTIVITY             substantially all of the assets related to the
                            following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the
                            "K3-II"), (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3
                            Products"). The purchase price for the assets was $350,000, with $50,000 paid at closing and a promissory note issued in the amount of $300,000
                            (see Note 7). The note is due and payable not later than the third anniversary of the closing date.
                            Interest only payments are payable on the last day of each quarter during the first year after the closing and, thereafter, principal and interest payments, in an amount necessary to fully amortize the then-outstanding balance of the note in equal quarterly payments are payable on the last day of each quarter.

                            During the year ended December 31, 1998, the Company recorded an impairment loss on the long-lived assets related to the Astro-Med acquisition. The impairment was the result of the K-3 products technology failing to meet competitive demands. Included in the results of operations is an impairment loss of $192,201 which was due primarily to the reduction of the goodwill carrying value to zero. The Company also recorded a charge of approximately $261,000 in cost of sales for the write-down of the related inventory to its net realizable value.

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

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITIONS         Pursuant to an asset purchase agreement dated
       ACTIVITY             March 5, 1997, Micron acquired from Newmark, Inc.
       (Continued)          substantially all of its assets used in the business
                            of manufacturing, assembling, marketing, leasing and selling medical stud and eyelet application machines. The purchase price for the acquired assets was $400,000, payable as follows: (i) cash paid on account in the amount of $58,368; (ii) cash in the amount of $141,632 paid on March 31, 1997; and (iii) a non-interest bearing promissory note in the principal sum of $200,000, payable in twenty equal monthly installments of $10,000 each (see Note 7).

                            At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark will continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing agreement is automatically renewable for successive one-year terms.

       LITE- TECH, L.P.     In August 1994, the Company elected to terminate
                            acquisition discussions with Lite-Tech, L.P. The
                            Company had entered into a letter of intent with Lite-Tech, L.P. to acquire certain assets for cash and common stock and assume certain liabilities. As of December 31, 1996 the Company, through its Micron subsidiary, had a net note receivable from Lite-Tech in the amount of $54,000 for the return of an initial good-faith deposit. During 1997, the remaining good faith deposit of $54,000 was written off as a doubtful account receivable. During 1998, the amount was settled in full for a payment of $40,000. These amounts were included in the results of operations for 1998 and 1997.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES                      Inventories consist of the following:

                                      DECEMBER 31,                                                 1998               1997
                                      --------------------------------------------------------------------------------------
                                      Raw materials                                       $     303,689      $     288,255
                                      Work-in-process                                           330,812            282,929
                                      Finished goods                                            838,225          1,429,939
                                      --------------------------------------------------------------------------------------

                                      Total                                               $   1,472,726      $   2,001,123
                                      --------------------------------------------------------------------------------------



5.     PROPERTY, PLANT                Property, plant and equipment consist of
       AND EQUIPMENT                  the following:


                                                                              Asset
                                      DECEMBER 31,                            Lives                 1998              1997
                                      --------------------------------------------------------------------------------------
                                      Machinery and equipment              5 to 15 years    $  4,395,922       $ 4,086,672
                                      Equipment held for lease                  10 years         451,456           362,352
                                      Building and improvements                20  years       1,843,594         1,787,118
                                      Furniture and fixtures                3 to 5 years         303,428           281,241
                                      --------------------------------------------------------------------------------------
                                                                                               6,994,400         6,517,383
                                      Less accumulated
                                        depreciation                                          (3,005,634)       (2,322,216)
                                      --------------------------------------------------------------------------------------
                                      Net property, plant and
                                        equipment                                            $ 3,988,766       $ 4,195,167
                                      --------------------------------------------------------------------------------------


                            The Company had approximately $135,400 and $244,000 of assets under capital leases, included in machinery and equipment, at December 31, 1998 and 1997, respectively. Accumulated depreciation on these assets was approximately $24,300 and $33,000 at December 31, 1998 and 1997, respectively.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PROPERTY, PLANT
       AND EQUIPMENT
       (Continued)

       EQUIPMENT            The Company leases attaching machines under
       LEASING              operating leases for periods of up to one year with
                            renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years.
                            Accumulated depreciation on leased equipment was $54,125 and $39,996 at December 31, 1998 and 1997.

6.     GOODWILL AND OTHER   Goodwill and other intangibles consist of the
       INTANGIBLES          following:

                            DECEMBER 31,                                                 1998               1997
                            --------------------------------------------------------------------------------------
                            Goodwill                                            $   2,661,073      $   2,661,073
                            Accumulated amortization                                 (943,831)          (635,476)
                            --------------------------------------------------------------------------------------

                            Net goodwill                                        $   1,717,242      $   2,025,597
                            --------------------------------------------------------------------------------------

                            Patents                                             $     328,784      $     286,108
                            Software development costs                                226,418            222,418
                            Accumulated amortization                                 (457,204)          (422,859)
                            --------------------------------------------------------------------------------------

                            Net other intangibles                               $      97,998      $      85,667
                            --------------------------------------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT

       REVOLVING CREDIT     The Company has a credit facility with a bank which
       FACILITY             includes a $3,500,000 working capital line of credit
                            and a term loan of $400,000 obtained in June 1997 maturing December 15, 1999 that is collateralized by substantially all of the Company's assets. The line of credit bears interest at prime plus .75% (8.5% at December 31, 1998). The availability of the line of credit is limited to certain percentages of accounts receivable and inventory. The outstanding balance on the working capital line of credit as of December
                            31, 1998 and 1997 was $0 and $467,135, respectively.
                            During fiscal 1998, 1997 and 1996, the maximum amount of borrowings under the line of credit was approximately $723,000, $1,422,000 and $2,124,000, respectively.

                            The weighted average interest rate on the Company's line of credit was 9% for the years 1998, 1997 and 1996, respectively. The loan agreement contains covenants which require the Company to maintain certain specific financial ratios and limit asset acquisitions to $50,000 or less for ART and $500,000 or less for Micron without prior written approval. As of December 31, 1998, the Company was in default of the minimum net income financial covenant. The Company obtained a waiver for the covenant violations for the year ended December 31, 1998.
                            The Company obtained a waiver for exceeding the limit for asset acquisitions during 1996 and 1997.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
       (Continued)

       LONG-TERM DEBT       Long-term borrowings, excluding capital lease
                            obligations, consist of:

                  DECEMBER 31,                                                    1998             1997
                  -------------------------------------------------------------------------------------
                  $400,000 term note payable to a bank, bearing
                    interest at 9% per annum, payable in monthly
                    installments of $8,333 through, maturity,
                    December 15, 1999, collateralized by
                    substantially all of the Company's assets.               $ 141,670       $  325,001

                  Bonds payable                                                533,935          485,935

                  $300,000 promissory note for acquisition of
                    machines, patents, engineering drawings and
                    related technology, bearing interest at 8%
                    per annum, payable interest only in the
                    first year and in quarterly installments of
                    $28,203 through June 2000, collateralized by
                    equipment purchased.                                       223,125          300,000

                  $200,000 promissory note for acquisition of
                    machines paid in 1998.                                           -          105,207

                  Mortgage payable paid in 1998.                                     -           46,155

                  Other obligations                                             23,831           11,116
                  ---------------------------------------------------------------------------------------

                                                                               922,561        1,273,414

                  Less current maturities                                      356,751          320,328
                  ---------------------------------------------------------------------------------------

                  Long-term bonds payable and debt                           $ 565,810       $  953,086
                  ---------------------------------------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
       (Continued)

       LONG-TERM DEBT       In August 1995, the Company completed a $600,000
       (Continued)          private bond placement. The bonds are subordinated
                            to the credit facility, carry an 11% interest rate, and are payable in five years.

                            In connection with the private bond placement, ART issued an aggregate of 279,000 warrants to the bondholders to purchase ART common stock at $3.00 per share. The warrants were exercisable upon issuance and expire in five years. The Company recorded the allocation between the detachable warrants and debt securities based on their relative fair values, as determined by a third party appraisal as of the issuance date. Accordingly, the proceeds related to the warrants are reported as additional paid-in capital and a discount on the debt securities of $202,000, which is being amortized to interest expense over the five-year term of the warrants. For the years 1998, 1997 and 1996, the Company recorded amortization of the bond discount of $48,000, $48,000 and $39,935, respectively and interest expense of $66,000. The unamortized bond discount remaining as of December 31, 1998 and 1997 was $66,065 and $135,374,
                            respectively.

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

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
       (Continued)

       CAPITAL LEASES       The Company leases equipment under agreements
                            which are classified as capital leases and expire on various dates. The lease agreements generally provide purchase options at the end of the original lease. Future minimum lease payments under noncancelable leases consist of the following:


                            YEAR                                                      Amount
                            ------------------------------------------------------------------
                            1999                                                     $35,023
                            2000                                                      27,800
                            2001                                                      22,639
                            2002                                                       5,658
                            ------------------------------------------------------------------

                            Total minimum lease payments                              91,120

                            Less amounts representing interest                        13,559

                            ------------------------------------------------------------------

                                                                                      77,561

                            Less current portion                                      28,220
                            ------------------------------------------------------------------

                            Long-term capital lease obligation                       $49,341
                            ------------------------------------------------------------------


                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES         The income tax provision for each of the three years
                            in the period ended December 31, 1998 consists of the following:

                                                                     1998              1997              1996
                            --------------------------------------------------------------------------------------
                            Current:
                              Federal                           $         -         $       -       $   283,739
                              State                                 115,583            15,156                 -
                            --------------------------------------------------------------------------------------

                            Total                                   115,583            15,156           283,739

                            Deferred                                 84,000            34,844           176,916
                            --------------------------------------------------------------------------------------

                            Total income tax
                              expense                            $  199,583         $  50,000       $   460,655
                             --------------------------------------------------------------------------------------



                            Micron's net operating loss ("NOL") carryforwards for income tax purposes approximated $2,360,000 and $2,496,000 at December 31, 1998 and 1997,
                            respectively. During the three years ended December 31, 1998, Micron utilized approximately $137,000, $32,000, and $425,000 of its NOL carryforwards. The NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES         The components of the net deferred tax assets were
       (Continued)          as follows as of December 31:


                                                                                    1998               1997
                            --------------------------------------------------------------------------------------
                            Deferred tax liabilities:
                              Software development costs                      $       (2,330)    $       (1,558)
                            --------------------------------------------------------------------------------------

                               Total deferred tax liability                           (2,330)            (1,558)
                            --------------------------------------------------------------------------------------

                            Deferred tax assets:

                              Inventories                                            409,134            303,626
                              Mortgage participation certificates                    960,000            960,000
                              Corazonix Patents                                      327,333            313,826
                              Other                                                  254,719            298,176
                              Net operating loss carryforwards                       802,355            848,832
                              Valuation allowance                                 (2,376,288)        (2,263,979)
                            --------------------------------------------------------------------------------------

                            Total deferred tax asset                                 377,253            460,481
                            --------------------------------------------------------------------------------------

                            Net deferred tax asset                             $     374,923     $      458,923
                            --------------------------------------------------------------------------------------


                            Deferred tax assets are recognized by reducing the valuation allowance as the Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets. The increase in the valuation allowance in 1998 was primarily due to an increase in the inventory reserve.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES         The significant components of deferred tax expense
       (Continued)          were as follows for the years ended December 31:



                                                                          1998             1997             1996
                            --------------------------------------------------------------------------------------
                            Utilization of net operating
                              loss carryforwards                   $    46,477      $    10,682      $    47,012
                            Valuation reserve                          112,309         (135,142)               -
                            Other                                      (74,786)         159,304          129,904
                            --------------------------------------------------------------------------------------

                            Total                                  $    84,000      $    34,844      $   176,916
                            --------------------------------------------------------------------------------------


                            The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income from operations before taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:


                                                                        1998             1997             1996
                             --------------------------------------------------------------------------------------
                             Tax provision computed at
                               statutory rate                      $    21,470       $   27,795      $   366,260
                             Increases (reductions) due to:
                               Nondeductible expenses                    2,034            2,720            2,773
                               Amortization of goodwill                 39,054           39,054           39,054
                               State income taxes net of
                                 federal benefit                        76,285                -           52,568
                               Increase in valuation
                                 allowance                             112,309                -                -
                               Other                                   (51,569)         (19,569)               -
                             --------------------------------------------------------------------------------------

                             Income tax expense                     $   199,583       $   50,000      $   460,655
                             --------------------------------------------------------------------------------------

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EMPLOYEE BENEFIT     Micron established an Employee Stock Ownership Plan
       PLANS                ("ESOP") as a result of a previous plan of
                            reorganization. The ESOP is non- contributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP.
                            The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the ESOP plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity.
                            The Company accounts for its ESOP in accordance with Statement of Position 76-3. Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation. The Company has elected to recognize compensation expense based on contributions made.
                            There are no repurchase obligations by the Company.
                            The Company contributed and recorded compensation expense of $42,857 during the years ended December
                            31, 1998, 1997, and 1996.

                            The Company sponsors an Employee Savings and
                            Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 20% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 1998, 1997 and 1996.

10.    COMMITMENTS AND
       CONTINGENCIES

       ROYALTIES            ART licenses its signal-averaging technology from an
                            unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $30,000 annually. The royalties paid were $35,000, $25,000 and $40,200 for 1998, 1997, and 1996, respectively.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       ELECTROPHYSIOLOGY    Effective April 1, 1994, ART and Prucka Engineering,
       PRODUCTS CONTRACT    Inc. ("Prucka"), the manufacturer of the CardioLab
                            and CardioMapp products (the "Products"), executed an agreement related to ART's exclusive distribution of the Products. During the distribution period of the agreement, which expired December 31, 1996, purchase orders for Products were received in ART's name; Prucka manufactured the Products and invoiced
                            ART at a predetermined discount and received payment from ART. ART invoiced the customers and received payments. Beginning January 1997 and thereafter, ART will receive commissions on certain Products sold through December 31, 2002. The commissions earned were approximately $485,000 and $463,000 for the years 1998 and 1997, respectively.

                            During 1998 and 1997, ART received a 4% commission on net sales of CardioLab systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART received a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

       SALES TAX            In 1997, the state of California gave notice to the
                            Company that sales tax statements had not been filed by the Company since 1989. As a result, the Company has notified all applicable customers with invoices during the period that they would be responsible for sales and use taxes for the specific invoices. The
                            Company has a reserve of $22,000 and $125,000 for 1998 and 1997, respectively, for California sales tax liability. Going forward, the Company is charging and collecting sales tax as customers are billed.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       ENVIRONMENTAL        Like many industrial processes, the Micron
       GROUNDWATER          manufacturing process utilizes hazardous and
                            non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation. Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities. As a result, Micron believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.

                            Micron has been identified as a "potential responsible party" (PRP) under the Comprehensive Environmental Response and may be required to share in the cost of cleanup with respect to its Fitchburg, Massachusetts manufacturing facility. In January 1998, Micron filed information with the Massachusetts Department on Environmental Protection
                            (DEP) to allow further subsurface investigation and a consequent risk assessment to be performed. The Company's environmental engineers have developed estimates of the possible remediation costs for this facility of $90,000 to $175,000. The Company accrues the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1998 and 1997, the balance sheet included an accrual for these costs of approximately $92,000. In addition, to comply with environmental laws and regulations, the Company spent approximately $700,000 for capital improvements in 1997.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       ENVIRONMENTAL        Based on the Company's analyses and subject to the
       GROUNDWATER          difficulty in estimating these future costs, the
       (Continued)          Company expects that any sum it may be required to
                            pay in connection with environmental matters is not reasonably likely to exceed the amounts disclosed in an amount which would have a material adverse effect on financial condition, result of operations or liquidity.

       OPERATING LEASES     The Company leases certain facilities,
                            vehicles and equipment under non-cancelable lease arrangements. During 1998, the Company leased approximately 1,600 square feet of office space in an office building in Austin, Texas. The lease on the office space will expire in October 2001. Rent expense under all operating leases was approximately
                            $106,000, $158,000 and $196,000 in 1998, 1997 and
                            1996, respectively.

                            Future minimum operating lease payments as of December 31, 1998 are approximately as follows:


                                                                         Operating
                            YEAR                                          Leases
                            -----------------------------------------------------------
                            1999                                         $ 73,000
                            2000                                           63,000
                            2001                                           29,000
                            2002                                           22,000
                            2003                                           13,000
                            Thereafter                                      8,000
                            -----------------------------------------------------------

                            Total                                        $208,000
                            -----------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    SUPPLEMENTAL         Cash paid for income taxes and interest for the
       CASH FLOWS           years ended December 31 is as follows:
       INFORMATION

                                                                       1998             1997             1996
                            --------------------------------------------------------------------------------------
                            Income taxes                           $    94,860       $  350,000      $   230,000

                            Interest                               $   218,447       $  245,845      $   276,719

                            Non-cash activities:
                              Capital asset lease additions
                              and related obligation               $         -       $  485,080      $    87,790


12.    RELATED PARTY        The Company obtains legal services with respect to
       TRANSACTIONS         its patents from a law firm, a partner of which is a
                            shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $3,300, $20,000 and $30,000 for years 1998, 1997 and 1996, respectively. The amounts owed to this firm at December 31, 1998, 1997 and 1996 were approximately $18,000, $22,000 and $21,000, respectively.

                            Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties to CDI were $2,700, $6,300 and $10,500 for years 1998, 1997, and 1996, respectively. The amounts owed to CDI at December 31, 1998, 1997 and 1996 were $19,000, $16,300 and $10,500, respectively.

                            During the years 1998, 1997, and 1996 healthcare coverage premiums of approximately $8,300, $8,900 and $5,900, respectively, were paid on behalf of a Director of the Company in exchange for consulting services.

                            The Company obtains consulting services with respect to acquisitions and other negotiations from a shareholder and Director of the Company. Fees for services paid to this Director were approximately $0 and $25,000 for years 1998 and 1997, respectively. The amounts owed to this Director were approximately $0 and $4,200 for December 31, 1998 and 1997, respectively.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCK OPTIONS        The Company has reserved 250,000 shares of its
                            Common Stock for issuance to officers and key employees pursuant to a Incentive Stock Option Plan
                            (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant.
                            The exercise price is the fair market value of the Common Stock on the date of grant, which was $1.06 to $6.00 per share for all options outstanding and granted under the Option Plan with a weighted average exercise price of $1.40 per share. In
                            September 1998, the Board of Directors repriced
                            96,000 options outstanding to Directors and Officers. The options were repriced to reflect the fair market value on the effective date of $1.06 per share.


                            Transactions under the Option Plan are summarized as follows:

                                                                        1998              1997              1996
                            --------------------------------------------------------------------------------------
                            Options outstanding at
                              beginning of year                      163,000           177,000           240,750
                                Granted                                    -            25,000                 -
                                Terminated/forfeited                  53,000            39,000            63,750
                            --------------------------------------------------------------------------------------

                            Options outstanding at
                              end of year                            110,000           163,000           177,000
                            --------------------------------------------------------------------------------------

                            Options exercised to date                  2,000             2,000             2,000
                            --------------------------------------------------------------------------------------

                            Available for grant at
                              end of year                            138,000            85,000            71,000
                            --------------------------------------------------------------------------------------

                            Exercisable at end of year                95,400            91,800            64,200
                            --------------------------------------------------------------------------------------

                            Weighted-average fair value
                              of options granted                           -              1.34                 -
                            --------------------------------------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCK OPTIONS        During 1991, certain Non-plan options (the "Non-plan
       (Continued)          options") for 219,000 shares, expiring in 1996, at
                            an exercise price of $4.00 were granted to the Directors, the President and three employees. During
                            1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight
                            Directors. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement.
                            In 1996, the shares were terminated pursuant to a letter amendment to the original separation agreement. During 1995, Non-plan options for 29,000 shares, expiring in 2005, at an exercise price of $3.00 were granted to two key officers of the Company.

                            During 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director.

                            During September 1998, the Board of Directors repriced options outstanding to Directors and Officers. All options were repriced to reflect the fair market value on the effective date of $1.06 per share.

                            As of December 31, 1998 the exercise price for Non-plan options outstanding was $1.06 per share with a weighted average exercise price of $1.06 per share.

                            Transactions relative to Non-plan options are summarized as follows:



                                                                      1998              1997              1996
                            --------------------------------------------------------------------------------------
                            Options outstanding at
                              beginning of year                      177,000           197,000           353,700
                                Granted                                   -                 -                 -
                                Terminated/forfeited                  78,000            20,000           156,700
                            --------------------------------------------------------------------------------------

                            Options outstanding at
                              end of year                             99,000           177,000           197,000
                            --------------------------------------------------------------------------------------

                            Exercisable at end of year                96,750           136,500           182,500
                            --------------------------------------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCK OPTIONS        The Company has applied Accounting Principles Board
       (Continued)          Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO
                            EMPLOYEES, and related interpretations, in accounting for their stock option plans.
                            Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123,
                            ACCOUNTING FOR STOCK-BASED COMPENSATION, the
                            Company's net income (loss) would have decreased to the pro forma amounts indicated below, for the years ended December 31, 1998 and December 31, 1997:


                                                                          1998            1997            1996
                            --------------------------------------------------------------------------------------
                            Net income (loss) - as reported         $   (136,438)    $    31,752     $   616,578
                            Net income (loss) - pro forma           $   (269,539)    $   (10,867)    $   580,389

                            Basic and diluted income (loss)
                              per share - as reported               $      (0.04)    $       .01     $       .17
                            Basic and diluted income (loss)
                              per share - pro forma                 $      (0.08)    $     (.01)     $       .16



                            The fair value of each stock option granted is estimated on the date of grant using the option-pricing method. The weighted average assumptions for the year ended December 31, 1998 were a dividend yield of 0.0%, expected volatility of 46.1%, risk-free interest rate of 4.33% and an expected life of 6.07. The weighted average assumptions for the years ended 1997 and 1996 were a dividend yield of 0.0%, expected volatility of 57%, risk-free interest rate of 6.22%, and an expected life of 5.8 years.

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

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INDUSTRY AND         The Company operations are classified into two
       GEOGRAPHIC           business segments: medical electrodecomponents and
       SEGMENTS             computerized medical instruments. All of the assets
                            of the Company are located in the United States.

                            The following table shows sales, operating income
                            (loss) and other financial information by industry segment as of and for the years ended December 31, 1998 and 1997:


                                                      Medical         Computerized
                                                     Electrode           Medical
                                                    Components         Instruments        Corporate       Consolidated
----------------------------------------------------------------------------------------------------------------------------
        Year ended December 31, 1998
        Sales                                      $  8,444,870       $     915,726    $          -      $    9,360,596
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                    $  1,263,650       $    (953,764)   $   (129,890)     $      179,996
----------------------------------------------------------------------------------------------------------------------------

        Capital expenditures                       $    453,112       $           -    $     23,903      $      477,015
        Depreciation and amortization              $    650,703       $      27,053    $    204,160      $      881,916
        Identifiable assets at
          December 31, 1998                        $  6,188,950       $     574,019    $  3,227,175      $    9,990,144
----------------------------------------------------------------------------------------------------------------------------

        Year ended December 31, 1997

        Sales                                      $  9,495,653       $   2,391,534    $          -      $   11,887,187
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                    $  1,263,189       $    (549,287)   $   (254,127)     $      459,775
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                       $  1,099,354       $           -    $     10,790      $    1,110,144
        Depreciation and Amortization              $    554,066       $      25,204    $    158,411      $      737,681
        Identifiable assets at
          December 31, 1997                        $  7,324,601       $   1,341,275    $  3,166,534      $   11,832,410
----------------------------------------------------------------------------------------------------------------------------


                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INDUSTRY AND         The following table sets forth the geographic
       GEOGRAPHIC           distribution of the Company's net sales:
       SEGMENTS
       (Continued)

                            REGION                                      1998              1997              1996
                            --------------------------------------------------------------------------------------
                            United States                      $   4,898,191    $    7,156,957   $    15,935,126
                            Europe                                 2,678,710         2,726,142         4,829,713
                            Canada, Mexico &
                              South America                        1,557,356         1,715,115         1,587,372
                            Pacific Rim                              173,966           236,654         2,303,520
                            Other                                     52,373            52,319           132,118
                            --------------------------------------------------------------------------------------

                            Net Sales                          $   9,360,596    $   11,887,187   $    24,787,849
                            --------------------------------------------------------------------------------------



                            The following table sets forth the percentage of net sales to significant customers of the medical electrode components segment in relation to total segment sales:



                            CUSTOMERS                             1998                1997                1996
                            --------------------------------------------------------------------------------------
                            A                                       32%                 35%                 32%
                            B                                       25%                 23%                 23%
                            C                                       15%                  5%                  7%
                            D                                       11%                 13%                 11%



                            There was no single significant customer for the computerized medical instruments segment during the three years in the period ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


                NAME                  AGE               POSITION WITH THE COMPANY
------------------------------------  ----  -----------------------------------------------------
Anthony A. Cetrone..................   70   Chairman of the Board of Directors, Chief
                                            Executive Officer of Micron, Director
Nancy C. Arnold.....................   51   Vice President, Secretary and General Counsel
Julius Tabin, Ph.D..................   79   Director
Paul F. Walter, MD..................   61   Director
Russell C. Chambers, MD.............   55   Director
E.P. Marinos                           57   Director


     The Directors are divided into three classes with rotating three-year terms. Mr. Marinos and Dr. Tabin were elected to serve as Directors until the 2001 annual meeting of shareholders. Dr.Walter was elected to serve until the 2000 annual meeting of shareholders and Dr.Chambers and Mr. Cetrone have been elected to serve until the 1999 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

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

     ANTHONY A. CETRONE has been President of Micron since 1988 and chairman of its Board from June 1990 to the present. Mr. Cetrone also served as President and Chief Executive Officer of the Company from January 1993 to March 1995. Mr. Cetrone was appointed Chairman of the Board in November 1996.

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


                                            SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM COMPENSATION
                                                                                         ------------------------
                                                          ANNUAL COMPENSATION              AWARDS      PAYOUTS
                                               ------------------------------------------  ---------------------
                                                                                            STOCK     LONG-TERM       ALL
                                                                                           OPTIONS    INCENTIVE      OTHER
         NAME AND PRINCIPAL POSITION             YEAR     SALARY     BONUS    OPTIONS(1)     (SH)      PAYOUTS    COMPENSATION
----------------------------------------------- -------- ---------  ---------------------  -----------------------------------
Anthony A. Cetrone, President, Micron            1998     $ 98,000     5,282      -            -           -            -
Products Inc.

Sidney M. Barbanel, President and Chief          1998     $ 70,833      -         -            -           -            -
Executive Officer

E. P. Marinos, former President and Chief        1997     $ 62,800   $ 4,000      -            -           -            -
Executive Officer

Anthony A. Cetrone, President, Micron            1997     $ 98,000    13,569      -            -           -            -
Products Inc.

Sidney M. Barbanel, President and Chief          1997     $ 43,800      -         -            -           -            -
Executive Officer

E. P. Marinos, former President and Chief        1996     $100,000   $ 2,000      -            -           -            -
Executive Officer

Anthony A. Cetrone, President, Micron            1996     $ 98,000$   17,118      -            -           -            -
Products Inc.


(1) Mr. Marinos and Mr. Cetrone were granted 60,000 and 20,000 options to purchase shares, respectively, under the Option Plan. The shares vest at the rate of 20% per year for five years until fully vested. The exercise price was based on the market price on the date of grant. Mr. Marinos relinquished 36,000 options in June 1997. Mr. Marinos and Mr. Cetrone were granted 20,000 and 9,000 options to purchase shares at an exercise price of $3.00, respectively, outside the Option Plan. Twenty-five percent of the shares vest immediately and the remainder vest at twenty-five percent on each anniversary date, until fully vested. The shares granted outside the Option Plan were approved by the shareholders. The market price at the date of grant was $3.00. Mr. Marinos relinquished all 20,000 options in June 1997. In September 1998, all outstanding options were repriced to reflect the fair market value of $1.06 per share.

                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants/SARS in fiscal year 1998.

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


                                                                NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE-
                                          VALUE REALIZED            OPTIONS HELD AT                    MONEY OPTIONS AT
                                          (MARKET PRICE           DECEMBER 31, 1998                    DECEMBER 31, 1998
                            SHARES             AT           --------------------------------- ----------------------------------
                           ACQUIRED       EXERCISE LESS
         NAME             ON EXERCISE     EXERCISE PRICE)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------  -------------  ----------------   ---------------  ----------------  ------------   ------------------
Anthony A. Cetrone.....       -          $         -              66,750           7,250         $      -       $       -



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 1997, except Julius Tabin who inadvertently neglected to file with respect to certain purchases of the Company's common stock in October 1998. Dr. Tabin has corrected the omission.

EMPLOYMENT ARRANGEMENTS

     ANTHONY A. CETRONE

     Mr. Cetrone's employment agreement expired in 1996 It is currently being renegotiated. He is receiving the same compensation he received pursuant to his agreement. He is being paid a base salary of $98,000 per annum and he is entitled to bonus compensation in the amount of 5% of Micron's net income after taxes above $500,000.

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

     Options to purchase an aggregate of 229,000 shares of Common Stock at an exercise price of $2.25 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 2,000 shares were exercised and options to purchase 87,500 shares granted to ten former employees were canceled due to termination of employment or death of the employees. During 1993, 2,000 shares were exercised. As of December 31, 1995, included in the total are options to purchase 97,000, 60,000, 25,000, and 30,000 shares, granted to E.P. Marinos, Anthony Cetrone, Nancy C. Garbade, and William
E. Cooper, respectively. Mr. Coopers' options terminated upon his resignation in 1996. During the year ended December 31, 1997, 25,000 options to purchase shares were granted to one employee, which were terminated upon his resignation. Mr. Marinos forfeited 56,000 options upon his resignation in 1997. During the years ended December 31, 1998 and 1996, no options were granted. During the year ended December 31, 1995, options to purchase 130,000 shares were granted to eight employees. In September 1998, the Board of Directors adjusted the exercise price of the options granted to the Directors and officers of the company to reflect the current market value of the stock, which was $1.06.

     OTHER OPTIONS

     In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 1998, options for 55,251 shares have been exercised and options for 302,700 shares have been terminated/forfeited.

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

     In March 1993, options for 48,000 shares at an exercise price of $4.00 were granted to two directors. The options vest at 1,000 per month to an aggregate of 24,000 per director expiring March 1998. At the date of the grant the market price was $5.75. The difference between the grant price and the market price is compensation, which was amortized over the vesting period. All compensation expenses related to these options were recognized in the prior years. Compensation expense recorded during 1995 and 1994 was $22,750 and $29,750, respectively.

     In October 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. The shares were immediately exercisable. Fifty-four thousand shares have been terminated or forfeited and the remaining shares were repriced in September 1998 at $1.06 per share. Additionally, options to purchase 5,200 shares of common stock, expiring in 1996, at an exercise price of $6.00, were granted to a former officer of the Company under a separation agreement.

     In November 1995, options to purchase 29,000 shares, expiring in 2005, at an exercise price of $3.00, were granted to two Officers and Directors of the Company. These shares were also repriced in September 1998 at $1.06 per share. Twenty-five percent of the shares vest immediately and the remaining shares vest at twenty-five percent per year on each anniversary date until fully vested.

     In September 1998, the Board of Directors adjusted the exercise price of the options granted to the Directors and officers of the Company to reflect the current market value of the stock, which was $1.06 per share.

      MEDICAL CONSULTANTS

     From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 1995 , 1996 and 1997, the Company used consultants on a specific project basis. Amounts paid to consultants during 1996, 1997 and 1998 were not material.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 24, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.


                                                                                     BENEFICIAL
                                                                                    OWNERSHIP (1)
                                                                                 --------------------
                          NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER   PERCENT
         --------------------------------------------------------------------------------------------
         Russell C. Chambers, M.D. (3)..........................................    397,365  10.22
         Julius Tabin, Ph.D.....................................................     88,375   2.27
         Paul F. Walter, M.D....................................................     69,375   1.78
         Anthony A. Cetrone (4).................................................    134,317   3.45
         E.P. Marinos...........................................................     49,000   1.26

         All officers and directors as a group ( 6 persons) (5).................    771,607  19.84



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

4. Includes 67,567 shares held by the Micron Employee Stock Ownership Plan over which Mr. Cetrone shares voting power as Trustee.

5. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 1998, as follows:

                               NAME                              NUMBER
           --------------------------------------------    ------------------
           E.P. Marinos..............................               42,000
           Russell C. Chambers, M.D..................               18,000
           Julius Tabin..............................               18,000
           Paul F. Walter, M.D.......................               18,000
           Nancy C. Arnold...........................               17,000
           Anthony A. Cetrone........................               66,750
                                                           ------------------

               Total................................               179,750
                                                           ------------------
                                                           ------------------


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

     In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees for the years ended December 31, 1998, 1997 and 1996 were $2,700, $6,300 and $10,500, respectively.

     Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception and he and other members of the firm are shareholders of the Company. For the years ended December 31, 1998, 1997 and 1996, the law firm billed the Company approximately $3,286, $20,000 and $30,000, respectively, for legal services rendered and patent prosecution costs. The amounts owed to the firm at December 31, 1998, 1997, and 1996 were approximately $18,000, $22,000 and $21,000, respectively.

     Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 1998, 1997 and 1996, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $8,320, $8,900 and $5,900, respectively.

     The Company obtains consulting services, with respect to acquisitions, financial road shows, and other negotiations, from a shareholder and Director of the Company. Fees for services paid to this Director were approximately $0 and $25,000 for years 1998 and 1997, respectively. The amounts owed to the Director were approximately $0 and $4,200 for December 31, 1998 and 1997, respectively.

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

   (3)  Exhibits

     The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:


                             DESCRIPTION OF EXHIBIT
                ----------------------------------------------------------------
   10.34        Asset Purchase Agreement, dated March 5, 1997, between Micron
                Products, Inc. and Newmark, Inc.................................
   10.35        Manufacturing Agreement, dated March 5, 1997, between Micron
                Products, Inc. and Newmark, Inc.................................
   10.36        Asset Purchase Agreement, dated April 14, 1997, between
                Arrhythmia Research Technology, Inc. and Astro-Med,
                Inc.............................................................
   10.37        Manufacturing Agreement, dated April 14, 1997, between
                Arrhythmia Research Technology, Inc. and Astro-Med,
                Inc.............................................................
    10.38       Software Conversion Agreement, dated April 21, 1997, between
                Arrhythmia Research Technology, Inc. and Softheart, Inc.........
    10.39       License Agreement, dated April 21, 1997, between Arrhythmia
                Research Technology, Inc. and Softheart, Inc....................



(b)  Reports filed in the fourth quarter on Form 8-K:

     None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

BY:  /s/  Anthony A. Cetrone
   -------------------------
        Anthony A. Cetrone
        Chairman of the Board & President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                 CAPACITY                         DATE
--------------------------------------   -----------------------------------------  -------------------
                                         Chairman of the Board & President,
                                         Arrhythmia Research Technology, Inc.,
                                         President & Chief Executive Officer,
/s/ Anthony A. Cetrone                   Micron Products Inc.                        March 30, 1999
--------------------------------------
Anthony A. Cetrone

/s/ Russell C. Chambers                  Director                                    March 30, 1999
--------------------------------------
Russell C. Chambers

/s/ Julius Tabin                         Director                                    March 30, 1999
--------------------------------------
Julius Tabin

/s/ E. P. Marinos                        Director                                    March 30, 1999
--------------------------------------
E. P. Marinos

/s/ Paul F. Walter                       Director                                    March 30, 1999
--------------------------------------
Paul F. Walter



                                                   EXHIBIT INDEX


  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT                                            PAGE
------------   ----------------------------------------------------------------------------------------------------   -------
    3.0        Articles of Incorporation.........................................................................        (a)
    3.1        By-laws...........................................................................................        (a)
    3.2        Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
               Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation.....................        (a)
    3.3        Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
               Arrhythmia Research Technology, Inc., a Delaware corporation......................................        (a)
    4.0        Form of Certificate evidencing shares of the Company's Common Stock...............................        (a)
    4.1        Form of Non-plan Options to purchase Company Common Stock.........................................        (c)
    4.2        Form of Options to purchase Company Common Stock under the 1987 Incentive Stock Option Plan.......        (a)
    4.3        Form of Underwriter's Warrant.....................................................................        (c)
    4.4        Bond Indenture and Bond Form......................................................................
    4.5        Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan..................
    4.6        Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan..................
   10.0        Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated November 20, 1989...        (b)
   10.1        Amendment to Distribution Agreement dated November 20, 1989.......................................        (b)
   10.2        Lockup Agreement..................................................................................        (a)
   10.3        Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987.......        (a)
   10.4        Amendment to Manufacturing agreement dated June 15, 1987..........................................        (a)
   10.5        Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989...........        (c)
   10.6        Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990..........        (c)
   10.7        Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990.........        (c)
   10.8        Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990..............        (c)
   10.9        License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART........        (a)
   10.10       Amendment to License Agreement dated June 1, 1985.................................................        (a)
   10.11       License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc. to
               ART...............................................................................................        (a)
   10.12       Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
               Cardiodigital Industries, Inc. to ART.............................................................        (a)
   10.13       Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
               Louisiana corporation.............................................................................        (a)
   10.14       Settlement Agreement, dated February 23, 1990, by and among Baylor College of Medicine, The
               Methodist Hospital Foundation and The Methodist Hospital and Matthew W. Prucka, Delphi Computer
               Systems Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia Research
               Technology, Inc...................................................................................        (c)
   10.15       Form of Employment Agreement dated June 1, 1991, by and between the Company and David A. Jenkins..        (c)
   10.16       Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February 6,
               1991..............................................................................................        (b)
   10.17       O E M Agreement by and between Vascor Medical Corporation, Vascomed and ART dated December 14,
               1991..............................................................................................        (d)
   10.18       Amendment to O E M Agreement dated December 14, 1991..............................................        (d)
   10.19       O E M agreement by and between Professional Catheter Corporation and ART dated September 11, 1992.        (f)
   10.20       Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated May 28, 1992........        (f)


   10.21       Employment Agreement, dated November 24, 1992, between the Company and Anthony A. Cetrone........         (f)
   10.22       Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
               Tucker & Harris, L.L.P. and ART..................................................................         (f)
   10.23       Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research Technology, Inc.,
               ART Merger Subsidiary II, Inc., Micron Products Inc. and Micron Medical Products Inc.............         (e)
   10.24       Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron
               Products Inc.....................................................................................         (e)
   10.25       Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and
               Corazonix Corporation............................................................................         (g)
   10.26       Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation.......................................................         (i)
   10.27       Manufacturing and Equipment Lease Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation.......................................................         (i)
   10.28       Letter of Intent dated September 28, 1993, between Arrhythmia Research Technology, Inc. and Lite
               Tech, L. P.......................................................................................         (i)
   10.29       Letter of Intent, dated September 28, 1993 by and between Arrhythmia Research Technology, Inc. and
               Mr. John Curley and Mr. Thomas Krug..............................................................         (i)
   10.30       Agreement by and between Arrhythmia Research Technology, Inc. and Prucka Engineering, Inc., dated
               August 1994......................................................................................         (j)
   10.31       First and Second Amendments to Manufacturing and Equipment Lease, dated August 31, 1994 and
               October 6, 1994, respectively, between Arrhythmia Research Technology, Inc. and Corazonix
               Corporation......................................................................................         (j)
   10.32       Agreement and Modification of Second Amendment to Manufacturing and Equipment Lease Agreement
               dated November 4, 1994, between Arrhythmia Research Technology, Inc. and Corazonix Corporation...         (j)
   10.33       Employment Agreement, dated March 1, 1996, between the Company and E. P. Marinos.................
   10.34       Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
   10.35       Manufacturing Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
   10.36       Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
   10.37       Manufacturing Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
   10.38       Software Conversion Agreement, dated April 21,1 997, between Arrhythmia Research Technology, Inc.
               and Softheart, Inc.
   10.39       License Agreement, dated April 21, 1997, between Arrhythmia Research Technology, Inc. and
               Softheart, Inc.
   22.0        Subsidiaries.....................................................................................         (f)
   28.0        1987 Incentive Stock Option Plan.................................................................         (a)
   28.1        Option Agreement, dated March 18, 1991, between the Company and Julius Tabin.....................         (f)
   28.2        Option Agreement, dated March 18, 1991, between the Company and Robert A. Simms..................         (f)
   28.3        Option Agreement, dated March 18, 1991, between the Company and Tom Podl.........................         (f)
   28.4        Option Agreement, dated March 18, 1991, between the Company and Paul F. Walter...................         (f)
   28.5        Option Agreement, dated March 18, 1991 between the Company and Russell C. Chambers...............         (f)
   28.6        Option Agreement, dated August 21, 1990, between the Company and Robert A. Simms.................         (f)
   28.7        Option Agreement, dated March 8, 1993, between the Company and Anthony A. Cetrone.......                  (i)
   28.8        Option Agreement, dated March 8, 1993, between the Company and Wayne Schroeder. ...........               (i)
   28.9        Merger Agreement, dated December 26, 1993, between Micron Products Inc. and Micron Medical
               Products Inc.....................................................................................         (i)
   28.10       Articles of Merger of Parent and Subsidiary......................................................         (i)
   28.11       Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and
               entered on November 15, 1993.....................................................................         (h)


        (A) Incorporated herein by reference from a Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
        (B) Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1990.
        (C) Incorporated herein by reference from a Registration Statement on Form S-1 as filed with the Commission in August 1990, Registration Statement No. 33-36607.
        (D) Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1992.
        (E) Incorporated by reference from Form 8-K as filed with the Commission on December 10, 1992.
        (F) Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1993
        (G) Incorporated by reference from Form 8-K as filed with the Commission on July 15, 1993
        (H) Incorporated by reference from Form 8-K as filed with the Commission on November 22, 1993.
        (I) Incorporated by reference from Form 8-K as filed with the Commission of June 30, 1998.
        (J) Incorporated by reference from Form 8-K-A as filed with the Commission of July 10, 1998.
        (K) Incorporated by reference from Form 8-K as filed with the Commission September 29, 1998.
        (L) Incorporated by reference from Form 10-K as filed with the Commission in March 1994.
        (M) Incorporated by reference from Form 10-K as filed with the Commission in March 1995

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                              AND SUBSIDIARY

                               SCHEDULE II

              REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To the Shareholders
Arrhythmia Research Technology, Inc.

     The audit referred to in our report dated February 26, 1999 relating to the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary, which is contained in Item 8 of this form 10-K included the audit of the financial statements schedule listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.






Boston, Massachusetts                                   /s/ BDO Seidman L.L.P.
February 26, 1999                                       ----------------------

                     ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                               AND SUBSIDIARY

                                 SCHEDULE II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To the Shareholders
Arrhythmia Research Technology, Inc.

     Our report on the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary is included elsewhere in this Form 10-K. In connection with audits of such financial statements, we have also audited the 1997 and 1996 information in the financial statement schedule listed in Item 14(a)(2) herein.

     In our opinion, the 1997 and 1996 information in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP
------------------------------
COOPERS & LYBRAND L.L.P.

Austin, Texas
March 20, 1998

                    ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                              AND SUBSIDIARY

                                SCHEDULE II

                    VALUATION AND QUALIFYING ACCOUNTS


                                               Balance at             Charged to                                Balance
                                              Beginning of             Costs and                                at End
                                                 Period                Expenses           Deductions           of Period
--------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   1998                                         $   61,318              $  21,518           $ 10,644        $    72,192
--------------------------------------------------------------------------------------------------------------------------

   1997                                         $   29,864              $  39,000           $  7,546        $    61,318
--------------------------------------------------------------------------------------------------------------------------

   1996                                         $   18,820              $  17,547           $  6,503        $    29,864
--------------------------------------------------------------------------------------------------------------------------



ALLOWANCE FOR SLOW-MOVING INVENTORIES:

--------------------------------------------------------------------------------------------------------------------------
   1998                                         $  820,610              $ 202,225           $      -        $ 1,022,835

   1997                                         $  912,952              $       -           $ 92,342        $   820,610
--------------------------------------------------------------------------------------------------------------------------

   1996                                         $1,113,232              $       -           $200,280        $   912,952
--------------------------------------------------------------------------------------------------------------------------
