Form 10-Q
period 1999-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1999-05-14
CIK 819689

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No____.

As of April 27, 1999 there were 3,485,001 shares of common stock outstanding.

This report consists of 11 pages.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                                 TABLE OF CONTENTS

                                                     FORM 10-Q

                                                  March 31, 1999

PART I - FINANCIAL INFORMATION........................................................................ 3

    Item 1.  Financial Statements..................................................................... 3
    CONSOLIDATED BALANCE SHEETS....................................................................... 3
    CONSOLIDATED STATEMENTS OF OPERATIONS............................................................. 4
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY........................................ 5
    CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................. 6
    SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................................... 7
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations... 7

PART II - OTHER INFORMATION...........................................................................10

    Item 1.  Legal Proceedings - none.................................................................10
    Item 2.  Changes in Securities - none.............................................................10
    Item 3.  Defaults Upon Senior Securities - none...................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders - none...............................10
    Item 5.  Other Information - none.................................................................10
    Item 6.  Exhibits and Reports on Form 8-K - none..................................................10
    SIGNATURES........................................................................................10

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                       March 31,     December 31,
                                     ASSETS                               1999           1998
                                                                      -----------    ------------
Current assets:
  Cash and cash equivalents.........................................  $   108,706    $   557,533
  Trade and other accounts receivable, net of allowance for
    doubtful accounts of $72,192 and $72,192........................    2,065,616      1,307,668
  Inventories, net..................................................      997,896      1,472,726
  Income Tax Recoverable............................................      262,810        262,810
  Other current assets..............................................       54,884         70,105
                                                                      -----------    -----------
      Total current assets..........................................    3,489,912      3,670,842

Property and equipment, net of accumulated depreciation of
  $3,119,039 & $3,005,634...........................................    3,978,045      3,988,766
Patent and software development costs, net of accumulated
  amortization of $463,233 and $457,204.............................      115,320         97,998
Goodwill, net of accumulated amortization of $778,362 & $756,084....    1,684,140      1,717,242
Deferred income taxes, net..........................................      374,923        374,923
Other assets........................................................      143,489        140,373
                                                                      -----------    -----------
      Total assets..................................................  $ 9,785,829    $ 9,990,144
                                                                      -----------    -----------
                                                                      -----------    -----------
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities.......................................  $    10,000    $         0
                                                                      -----------    -----------
  Current maturities of bonds payable and long-term debt............      214,601        356,751
  Current maturities of capital lease obligations...................       21,433         28,220
  Accounts payable..................................................      730,414        681,276
  Accrued liabilities and Other Liabilities.........................      235,468        322,798
                                                                      -----------    -----------
      Total current liabilities.....................................    1,211,915      1,389,045

Bonds payable, and other long-term debt, net of current maturities..      560,685        565,810
Capital lease obligations, net of current portion...................       49,341         49,341
Deferred revenue....................................................       26,232         27,036
                                                                      -----------    -----------
      Total liabilities.............................................    1,848,173      2,031,232
                                                                      -----------    -----------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized,
    none issued.....................................................            -              -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued..............................................       36,792         36,792
Additional paid-in-capital..........................................    8,909,307      8,909,307
Common stock held in treasury, 175,315 and 144,515 shares at cost...     (943,924)      (913,084)
Unearned ESOP compensation..........................................      (28,563)       (39,277)
Retained earnings (accumulated deficit).............................      (35,957)       (34,826)
                                                                      -----------    -----------
    Total shareholders' equity......................................    7,937,656      7,958,912
                                                                      -----------    -----------
    Total liabilities and shareholders' equity......................  $ 9,785,829    $ 9,990,144
                                                                      -----------    -----------
                                                                      -----------    -----------

                     The accompanying notes are an integral part of
                         the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                ------------    ------------
Net sales.....................................  $  2,441,683    $  2,429,112
Cost of sales.................................     1,729,094       1,436,231
                                                ------------    ------------
Gross profit..................................       712,589         992,881
                                                ------------    ------------
Selling and marketing.........................        70,598          96,962
General and administrative....................       500,827         537,479
Research and development......................        44,860         100,048
Amortization of goodwill......................        33,102          28,716
                                                ------------    ------------
Total expenses................................       649,387         763,206
                                                ------------    ------------

Income from operations........................        63,202         229,675

Other income (expense):
  Interest expense............................         9,977          31,213
  Other.......................................        35,873          26,757
                                                ------------    ------------
Income before income taxes and other charges..        17,352         171,705
Provision for Asset Impairment................             0               0
                                                ------------    ------------
Income (loss) before income taxes.............        17,352         171,705
Income taxes (credit).........................        18,483         110,537
                                                ------------    ------------
Net income....................................  $     (1,131)   $     61,168
                                                ------------    ------------
                                                ------------    ------------
Net income per share..........................  $         (0)   $       0.02
                                                ------------    ------------
                                                ------------    ------------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding..........................     3,485,001       3,563,101
                                                ------------    ------------
                                                ------------    ------------

                     The accompanying notes are an integral part of
                         the consolidated financial statements.

                  ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Retained
                                    Common Shares        Additional                   Unearned        Earnings
                               ---------------------      Paid-in       Treasury        ESOP       (Accumulated
                                 Number      Amount       Capital        Stock      Compensation      Deficit)       Total
                               ---------   ---------    -----------   -----------   ------------   -------------  -----------
January 1, 1996............... 3,564,511   $  36,792    $ 8,899,261   $ (868,740)   $ (167,848)    $  (546,718)   $ 7,352,747
Exercise of options...........
Maturity and repurchases of
  redeemable common stock...                                 10,046                                                    10,046
ESOP payments.................                                                          42,857                         42,857
Treasury stock purchase.......    (1,410)                                (10,047)                                     (10,047)
Sale of securities............                                                                                              0
Net income....................                                                                         616,578        616,578
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------
December 31, 1996............. 3,563,101      36,792      8,909,307     (878,787)     (124,991)         69,860      8,012,181
Maturity and repurchases of
  redeemable common stock.....
Treasury stock purchase.......
ESOP payments.................                                                          42,857                         42,857
Net income....................                                                                          31,752         31,752
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------
December 31, 1997............. 3,563,101      36,792      8,909,307     (878,787)      (82,134)        101,612      8,086,790
Treasury stock purchase.......   (28,400)                                (34,297)                                     (34,297)
ESOP payments.................                                                          42,857                         42,857
Net income....................                                                                       (136,438)       (136,438)
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------
December 31, 1998............. 3,534,701      36,792      8,909,307     (913,084)      (39,277)       (34,826)      7,958,912
Treasury stock purchase.......   (30,800)                                (30,840)                                     (30,840)
ESOP payments.................                                                          10,714                         10,714
Net income....................                                                                          (1,131)        (1,131)
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------
March 31, 1999................ 3,503,901   $  36,792    $ 8,909,307   $ (943,924)   $  (28,563)    $   (35,957)   $ 7,937,655
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------
                               ---------   ---------    -----------   ----------    ----------     -----------    -----------

                     The accompanying notes are an integral part of
                         the consolidated financial statements.

                  ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         -----------      -----------
Cash flows from operating activities:
  Net Income...........................................................  $    (1,131)     $    61,168
  Provision for Asset Impairment.......................................            0                0
  Adjusted Net Income..................................................       (1,131)          61,168
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation.......................................................      169,987          167,289
    Amortization.......................................................       42,146           43,312
    Deferred Revenue...................................................            0                0
                                                                         -----------      -----------
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net....     (757,947)         124,301
    (Increase) Deposits, prepaid expenses and other current assets.....       15,217            4,180
    (Increase) Decrease in Inventories.................................      474,830         (131,329)
    (Decrease) in Accounts payable, accrued liabilities
      and other current liabilities....................................      (51,171)        (230,437)
    Increase in Income taxes payable...................................      (61,762)          91,460
    (Increase) Decrease in other assets................................            0            1,095
                                                                         -----------      -----------
Net cash provided by operating activities..............................     (169,831)         131,038
                                                                         -----------      -----------

Cash flows from investing activities:
  Net capital expenditures and fixed asset decrease....................     (159,266)         (31,191)
  Deposits on capital equipment, acquisitions and other................       (3,116)              (0)
  Patent and software development expenditures.........................       26,365)               0
                                                                         -----------      -----------
    Net cash used in investing activities..............................     (188,747)         (31,191)
                                                                         -----------      -----------
Cash flows from financing activities:
  Net repayments of revolving credit facilities........................       10,000          (54,924)
  Increase in bonds payable due to amortization........................       (5,125)          12,000
  Reduction of unearned ESOP compensation..............................       10,714           10,714
  Principal paid for on treasury stock.................................      (30,840)              (1)
  Principal proceeds on long term debt, net............................            0                0
  Principal payments on long-term debt, net............................      (74,999)        (135,335)
                                                                         -----------      -----------
    Net cash used in financing activities..............................      (90,249)        (167,545)
                                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents...................     (448,827)         (67,697)
Cash and cash equivalents at beginning of period.......................      557,533          214,938
                                                                         -----------      -----------
Cash and cash equivalents at end of period.............................  $   108,706      $   147,241
                                                                         -----------      -----------
                                                                         -----------      -----------

                     The accompanying notes are an integral part of
                         the consolidated financial statements.

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 1998.

         The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

         Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

         Inventories consist of the following as of:

                                                           MARCH 31,     DECEMBER 31,
                                                            1999             1998
                                                        ------------    -------------
               Raw materials........................... $    230,124    $    303,689
               Work-in-process.........................      222,346         330,812
               Finished goods..........................    1,568,261       1,861,060
                                                        ------------    ------------
                   Total...............................    2,020,731       2,495,561
               Allowance for slow-moving inventories...   (1,022,835)     (1,022,835)
                                                        ------------    ------------
                   Total............................... $    997,896    $  1,472,726
                                                        ------------    ------------
                                                        ------------    ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital of approximately $2,278,000. At December 31, 1998, the Company had working capital of approximately $2,282,000. The Company has a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus .75% (8.5% at March 31, 1999). The working capital line of credit matures December 15, 1999 and had an outstanding balance of approximately $10,000 at March 31, 1999. The Company's lines of credit are its primary source of operating funds and liquidity.

         Capital expenditures during the first three months of 1999 were approximately $159,000 compared to $40,000 in 1998. This increase can be attributed to the purchase of Scoville attaching machines by the Micron division, as well as, the purchase of equipment to assist the molding area efficiency. Capital expenditures are expected to increase in the second and third quarter as Micron needs to purchase a new molding machine and anticipates needing to purchase a new extruder if sales in the polymer start-up operation increase as anticipated. Normal capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

         REVENUES for the first quarter ended March 31, 1999 were approximately equal when compared to the first quarter ended March 31, 1998. Until 1996, ART acted as the exclusive distributor of electrophysiology ("EP") products under its contract with their manufacturer, Prucka Engineering, Inc. EP product sales and cost of sales approximated $730,000 and $678,000 respectively for the three months ended March 31, 1998. During 1998, ART received a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

         Revenues from sales of electrocardiographic ("ECG") sensors increased 9% for the quarter ended March 31, 1999, as compared to the same period in 1998 due to a deferral of orders in January 1998 caused by uncertainty in the silver market. In 1999, sales increased because of slow fourth quarter in 1998. The sales mix for the Company continues with ECG sensors making up a greater proportion of sales and the related cost of sales.

         Domestic and foreign sales for the first quarter are as follows:

                                              FIRST QUARTER
                                              -------------
                                     1999         %        1998       %
                                  -----------    ---   -----------   ---
              Domestic........... $ 1,268,555     52   $ 1,357,476    56
              Foreign............   1,173,128     48     1,071,636    44
                                  -----------   ----   -----------  ----
              Total.............. $ 2,441,683    100   $ 2,429,112   100
                                  -----------   ----   -----------  ----
                                  -----------   ----   -----------  ----

         COST OF SALES increased significantly for the quarter ended March 31, 1999, as compared to the same period in 1998 because of the decrease in inventory at Micron, as sales were higher than anticipated. Overhead costs at Micron for the first quarter ended March 31, 1999, decreased as compared to the same period of the prior year due to lower than normal repairs and maintenance, and utilities expenses. Overhead costs for ART have remained consistent for the three months ended March 31, 1999 as compared to 1998. Cost of sales as a percent of sales is not expected to change significantly for the remainder of the year.

         SELLING AND MARKETING expenses decreased as a percent of sales during the first quarter ended March 31, 1999 as compared to the same period for 1998. The primary components of marketing and selling expenses for the first quarter ended March 31, 1999 are salaries and trade show expenses. The current level of marketing operations is expected to increase during the remainder of the year as a result of worldwide marketing and sales efforts for products ART expects to be ready to market by the end of the year.

         GENERAL AND ADMINISTRATIVE expenses decreased $37,000 in the first quarter ended March 31, 1999, as compared to 1998 primarily due to a decrease in environmental consultation fees. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

         RESEARCH AND DEVELOPMENT expenses decreased significantly by $55,000 for the first quarter ended March 31, 1999, as compared to the same period in 1998. The decrease is due primarily to salaries, travel and rent as ART moved to smaller accomodation in November, 1998. In addition, there were development costs in 1998 associated with converting the signal averaging software from DOS to Windows and with converting the Cath Labsoftware to a Windows NT platform, which the Company did not incur on 1999.

YEAR 2000

         GENERAL - ART's Company-wide Year 2000 Project is proceeding on schedule. The general Year 2000 concern is that many computer systems and software products will experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. Art's executive staff has directed a centrally coordinated Year 2000 Project team, made up of representatives from each of the company's departments and divisions, to address this issue of computer programs and embedded computer chips being unable to distinguish between the year 1999 and the year 2000. In 1998, ART began testing efforts addressing its, products, services, infrastructure, and internal business support applications. A detailed plan has been created and is currently being implemented which will ensure that all ART's business process and systems have been assessed for Year 2000 Readiness by July 1999.

         PROJECT - The ART Year 2000 Project has been addressed on two fronts. ART is a manufacturing and distributor of medical paroducts. These efforts were divided into four major sections, Company Products, Infrastructure (Internal IT Systems), Internal Non-IT systems, and Supply-Chain. The general phases common to all these sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 Readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 ready; (5) testing material items; and
    (6) designing and implementing contingency and business continuation plans for each division. The company has engaged the service of an Information Technology consulting firm, Micro Support Group, Inc., to assist in the project management and in the conversion and testing of certain application software code.

         PRODUCTS - The year in the date field of all ART's products is in two digits and is only used as a reference to show when a test was performed. It is not used in any analytical calculations, hence none of the company's software products will have operational failures, invalid or incorrect results as a consequence of the year 2000 date change. Micron does not manufacturer any date-related products.

         INTERNAL IT SYSTEMS - The Company has assessed its internal information technology, or IT, systems, including business information systems, systems utilizing in it manufacturing and service operations, and systems providing electronic interfaces between the Company and its customers, to determine whether the Company operations will be interrupted by 2000 issue. The actions on this section are on schedule. The testing phase involved the testing of the Novell Server and the Real World Financial applications within Micron. Both systems passed all Year 2000 Readiness tests. ART will be migrating to these Year 2000 Ready systems during the second quarter of 1999. ART expects to have addressed all internal Year 2000 issues identified in this process by June 1999.

         NON-IT SYSTEMS - ART has assessed the impacts of Year 2000 on non-IT systems. Non-IT systems include, but are not limited to telecommunications systems (PBX), security systems, HVAC systems, elevators, and utilities (Water, Gas, Electric, etc). Assessment of these systems is ongoing and is expected to be completed by July 1999.

         SUPPLY-CHAIN - ART has been working closely with suppliers and other third parties upon which it is dependent, to determine the extent of their Year 2000 Readiness. All critical suppliers and business partners to the Company have been contacted and the assessment of their Year 2000 readiness is underway. The ART Division expects this phase of the project to be on going with the risk assessment and contingency planning phase completed by July 1999 while Micron has completed this portion of the project.

         COST - Based on its investigation to date, the Company does not expect the total cost of its Year 2000 Project to have a material effect on the Company's business or financial results. The estimated cost of the Year 2000 Project is approximately $17,600 at maximum. This cost is estimated to be distributed equally between fiscal 1998 and 1999.

         RISK - The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents. ART believes that, with the testing of its Financial Business system and the completion of this project as scheduled, the possibility of significant interruption of normal operations should be minimized.

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

                                        Arrhythmia Research Technology, Inc.
                                        ------------------------------------



                                        /s/  Anthony A. Cetrone,
                                        ------------------------------------
                                        Anthony A. Cetrone,
                                        President, Micron Products Inc.
                                        Chairman of the Board

May 11, 1999