Form 10-Q
period 1999-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1999-08-13
CIK 819689

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1999 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.



As of June 30, 1999 there were 3,440,601 shares of common stock outstanding.



This report consists of 10 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                               TABLE OF CONTENTS

                                                   FORM 10-Q

                                                 June 30, 1999


PART I - FINANCIAL INFORMATION.......................................................................................3

    Item 1.  Financial Statements....................................................................................3
    CONSOLIDATED BALANCE SHEETS......................................................................................3
    CONSOLIDATED STATEMENTS OF OPERATIONS............................................................................4
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.......................................................5
    CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................................6
    SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................7
    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................7

PART II - OTHER INFORMATION.........................................................................................10

    Item 1.  Legal Proceedings - none...............................................................................10
    Item 2.  Changes in Securities - none...........................................................................10
    Item 3.  Defaults Upon Senior Securities - none.................................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders - none.............................................10
    Item 5.  Other Information - none...............................................................................10
    Item 6.  Exhibits and Reports on Form 8-K - none................................................................10
    SIGNATURES......................................................................................................10


              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            June 30,         December 31,
ASSETS                                                                                       1999               1998
                                                                                       -------------     ---------------
Current assets:
  Cash and cash equivalents ......................................................      $    603,819       $    557,533
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $73,811 and $72,192 ...................................................         1,970,991          1,307,668
  Inventories, net ...............................................................           962,977          1,472,726
  Income Tax Recoverable .........................................................           262,810            262,810
  Other current assets ...........................................................            53,750             70,105
                                                                                       -------------     ---------------
    Total current assets .........................................................         3,854,347          3,670,842

Property and equipment, net of accumulated depreciation of $3,348,213 & $3,005,634         4,010,034          3,988,766
Patent and software development costs, net of accumulated amortization of $478,727
       and $457,204 ..............................................................           147,067             97,998
Goodwill, net of accumulated amortization of $821,659 & $756,084 .................         1,651,667          1,717,242
Deferred income taxes, net .......................................................           374,923            374,923
Other assets .....................................................................            62,750            140,373
                                                                                       -------------     ---------------
    Total assets .................................................................      $ 10,100,787       $  9,990,144
                                                                                       -------------     ---------------
                                                                                       -------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ....................................................      $          0       $          0
  Current maturities of bonds payable and long-term debt .........................           102,058            356,751
  Current maturities of capital lease obligations ................................            13,029             28,220
  Accounts payable ...............................................................           673,228            681,276
  Accrued liabilities and Other Liabilities ......................................           519,635            322,798
                                                                                       -------------     ---------------
    Total current liabilities ....................................................         1,307,950          1,389,045

Bonds payable, and other long-term debt, net of current maturities ...............           628,796            565,810
Capital lease obligations, net of current portion ................................            49,341             49,341
Deferred revenue .................................................................            17,519             27,036
                                                                                       -------------     ---------------
    Total liabilities ............................................................         2,003,606          2,031,232
                                                                                       -------------     ---------------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ........              --                 --
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued ...........................................................            36,792             36,792
Additional paid-in-capital .......................................................         8,909,307          8,909,307
Common stock held in treasury, 219,715 and 144,515 shares at cost ................          (992,494)          (913,084)
Unearned ESOP compensation .......................................................           (17,848)           (39,277)
Retained earnings (accumulated deficit) ..........................................           161,425            (34,826)
                                                                                       -------------     ---------------
    Total shareholders' equity ...................................................         8,097,182          7,958,912
                                                                                       -------------     ---------------
    Total liabilities and shareholders' equity ...................................     $  10,100,788       $  9,990,144
                                                                                       -------------     ---------------
                                                                                       -------------     ---------------

The accompanying notes are an integral part of the consolidated financial statements.

                             ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                      1999              1998              1999            1998

Net sales ..................................      $ 2,922,771      $ 2,845,232       $ 5,364,454      $ 5,274,344
Cost of sales ..............................        1,812,395        1,727,489         3,541,489        3,163,721
                                                  -----------      -----------       -----------      ------------
Gross profit ...............................        1,110,376        1,117,743         1,822,965        2,110,623
                                                  -----------      -----------       -----------      ------------
Selling and marketing ......................           75,772           86,530           146,370          183,492
General and administrative .................          537,752          540,963         1,038,579        1,078,670
Research and development ...................           21,795          112,156            66,655          212,204
Amortization of goodwill ...................           32,473           23,782            65,575           56,627
                                                  -----------      -----------       -----------      ------------
Total expenses .............................          667,792          763,431         1,317,179        1,530,993
                                                  -----------      -----------       -----------      ------------
Income from operations .....................          442,584          354,312           505,786          579,630
Other income (expense):
  Interest expense .........................           32,262           36,376            42,239           67,589
  Other ....................................           71,784           30,519           107,657           53,145
                                                  -----------      -----------       -----------      ------------
Income before income taxes and other charges          338,538          287,417           355,890          458,896

Provision for Asset Impairment .............                0          453,529                 0          453,529
                                                  -----------      -----------       -----------      ------------
Income (loss) before income taxes ..........          338,538         (166,112)          355,890            5,367
Income taxes (credit) ......................          141,156          (56,046)          159,639           24,573
                                                  -----------      -----------       -----------      ------------
Net income .................................      $   197,382      $  (110,066)      $   196,251      $   (19,206)
                                                  -----------      -----------       -----------      ------------
                                                  -----------      -----------       -----------      ------------
Net income per share .......................      $      0.06      $     (0.03)      $      0.06      $     (0.01)
                                                  -----------      -----------       -----------      ------------
                                                  -----------      -----------       -----------      ------------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding .......................        3,440,601        3,563,101         3,440,601        3,563,101
                                                  -----------      -----------       -----------      ------------
                                                  -----------      -----------       -----------      ------------

The accompanying notes are an integral part of the consolidated financial statements.

                            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                      --------------------------------
                                                                                             1999             1998
                                                                                      ---------------  ---------------
Cash flows from operating activities:
  Net Income ........................................................................      $ 196,251       $ (19,206)
  Provision for Asset Impairment ....................................................              0         453,529
  Adjusted Net Income ...............................................................        196,251         434,323

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ....................................................................        342,579         330,142
    Amortization ....................................................................         87,098          78,502
    Deferred Revenue ................................................................              0               0
                                                                                     ---------------  --------------
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net .................       (663,323)        (50,166)
    (Increase) Deposits, prepaid expenses and other current assets ..................         16,355        (113,284)
    (Increase) Decrease in Inventories ..............................................        509,749         209,401
    (Decrease) in Accounts payable, accrued liabilities and other current liabilities          3,541        (619,841)
    Increase in Income taxes payable ................................................         47,515          40,607
    (Increase) Decrease in other assets .............................................              0          (4,057)
                                                                                     ---------------  --------------
Net cash provided by operating activities ...........................................        539,766         305,627
                                                                                     ---------------  --------------
Cash flows from investing activities:
  Net capital expenditures and fixed asset decrease .................................       (283,847)       (161,566)
  Deposits on capital equipment, acquisitions and other .............................         (2,377)         15,862
  Patent and software development expenditures ......................................        (70,592)        (15,537)
                                                                                     ---------------  --------------

    Net cash used in investing activities ...........................................       (356,816)       (161,241)
                                                                                     ---------------  --------------
Cash flows from financing activities:
  Net repayments of revolving credit facilities .....................................              0            (430)
  Increase in bonds payable due to amortization .....................................         62,986          24,000
  Reduction of unearned ESOP compensation ...........................................         21,429          21,429
  Principal paid for on treasury stock ..............................................        (79,410)             (1)
  Principal proceeds on long term debt, net .........................................              0               0
  Principal payments on long-term debt, net .........................................       (141,669)       (131,716)
                                                                                     ---------------  --------------
    Net cash used in financing activities ...........................................       (136,664)        (86,718)
                                                                                     ---------------  --------------
Net increase (decrease) in cash and cash equivalents ................................         46,286          57,669
Cash and cash equivalents at beginning of period ....................................        557,533         214,938
                                                                                     ---------------  --------------
Cash and cash equivalents at end of period ..........................................      $ 603,819       $ 272,607
                                                                                     ---------------  --------------
                                                                                     ---------------  --------------


The accompanying notes are an integral part of the consolidated financial statements.

                           ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Retained
                                 Common Shares           Additional                 Unearned      Earnings
                            ------------------------     Paid-in       Treasury       ESOP        (Accumulated
                              Number       Amount        Capital        Stock       Compensation  Deficit)       Total
                            -----------   ----------    -----------   -----------   ------------  ----------   -----------
January 1, 1996............. 3,564,511  $    36,792   $  8,899,261  $   (868,740) $  (167,848)  $  (546,718) $  7,352,747
Exercise of options.........
Maturity and repurchases of
  redeemable common stock...                                10,046                                                 10,046
ESOP payments...............                                                           42,857                      42,857
Treasury stock purchase.....    (1,410)                                  (10,047)                                 (10,047)
Sale of securities..........                                                                                            0
Net income..................                                                                        616,578       616,578
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1996........... 3,563,101       36,792      8,909,307      (878,787)    (124,991)       69,860     8,012,181
Maturity and repurchases of
  redeemable common stock...
Treasury stock purchase.....
ESOP payments...............                                                           42,857                      42,857
Net income..................                                                                         31,752        31,752
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1997........... 3,563,101       36,792      8,909,307      (878,787)     (82,134)      101,612     8,086,790
Treasury stock purchase.....   (28,400)                                  (34,297)                                 (34,297)
ESOP payments...............                                                           42,857                      42,857
Net income..................                                                                       (136,438)     (136,438)
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1998........... 3,534,701       36,792      8,909,307      (913,084)     (39,277)      (34,826)    7,958,912
Treasury stock purchase.....   (72,200)                                  (79,410)                                 (79,410)
ESOP payments...............                                                           21,429                      21,429
Net income..................                                                                        196,251       196,251
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
June 30, 1999............... 3,462,501  $    36,792   $  8,909,307  $   (992,494) $   (17,848)  $   161,425  $  8,097,182
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------


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

Inventories:

         Inventories consist of the following as of:

                                                                     June 30,       December 31,
                                                                       1999             1998
                                                                  ---------------  ---------------
Raw materials................................................... $      239,941   $      303,689
Work-in-process...............................................          177,611          330,812
Finished goods..................................................     1,555,412        1,861,060
                                                                  ---------------  ---------------
     Total......................................................     1,972,964        2,495,561
Allowance for slow-moving inventories...........................    (1,006,987)      (1,022,835)
                                                                  ---------------  ---------------
     Total...................................................... $      965,977   $   1,472,726
                                                                  ---------------  ---------------
                                                                  ---------------  ---------------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of approximately $2,537,000. At December 31, 1998, the Company had working capital of approximately $2,282,000. The Company has a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus .75% (8.5% at June 30, 1999). The working capital line of credit matures December 15, 1999 and did not have an outstanding balance at June 30, 1999. The Company's lines of credit are its primary source of operating funds and liquidity.

         Capital expenditures during the first six months of 1999 were approximately $284,000 compared to $162,000 in 1998. This increase can be attributed to the purchase of Scovill attaching machines by Micron, as well as, the purchase of equipment to assist the molding area efficiency. Capital expenditures are expected to increase in the third and fourth quarter as Micron anticipates needing to purchase a new extruder if sales in the polymer operation continue to increase. Normal capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

         REVENUES for the second quarter ended June 30, 1999 were $2,922,771 when compared to $2,845,232 for the second quarter of 1998. Revenues from sales of electrocardiographic ("ECG") sensors increased 4% for the quarter ended June 30, 1999, as compared to the same period in 1998. The sales mix for the Company continues with ECG sensors making up the greater portion of sales and the related cost of sales. Until 1996, ART acted as the exclusive distributor of electrophysiology ("EP") products under its contract with their manufacturer, Prucka Engineering, Inc. During 1998, ART received a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the commission rate in effect that respective year.

         Domestic and foreign sales for the first quarter are as follows:

                         SECOND QUARTER                               FIRST SIX MONTHS

                1999          %         1998         %          1999       %          1998        %
                ----         ---        ----        ---         ----      ---         ----       ---
Domestic..    $1,262,910     43      $1,446,816     51       $2,506,71     47      $2,804,291    53

Foreign...     1,659,861     57       1,398,416     49       2,858,741     53       2,470,053    47
              ----------    ---      ----------    ---      ----------    ---      ----------   ---
Total ....    $2,922,771    100      $2,845,232    100      $5,365,454    100      $5,274,344   100
              ----------    ---      ----------    ---      ----------    ---      ----------   ---
              ----------    ---      ----------    ---      ----------    ---      ----------   ---


         COST OF SALES increased by 5% for the quarter ended June 30, 1999, as compared to the same period in 1998, because of the decrease in inventory at Micron, as sales were higher than anticipated. Overhead costs at Micron for the second quarter ended June 30, 1999, decreased by 6% as compared to the same period of the prior year due to reductions in repairs and maintenance, and in utility expenses.

         SELLING AND MARKETING expenses decreased as a percent of sales during the second quarter ended June 30, 1999 by 13.3% as compared to the same period for 1998. The current level of marketing operations is expected to increase during the second six months of the year.

         GENERAL AND ADMINISTRATIVE expenses remained almost constant for last year's numbers. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. These expenses are expected to continue at this level for the last six months of the year.

         RESEARCH AND DEVELOPMENT expenses decreased significantly by $90,000 for the second quarter ended June 30, 1999, as compared to the same period in 1998. The decrease is due primarily to salaries, travel and rent as ART moved to new accommodation in November 1998. In addition, there were development costs in 1998 associated with converting the SAECG software to Windows and converting the Cath Lab software to a Windows NT platform.

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

         PROJECT - The ART Year 2000 Project has been addressed on two fronts. ART is a manufacturing and distributor of medical products. These efforts were divided into four major sections, Company Products, Infrastructure (Internal IT Systems), Internal Non-IT systems, and Supply-Chain. The general phases common to all these sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 Readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be Year 2000 ready; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each division. The company has engaged the service of an Information Technology consulting firm, Micro Support Group, Inc., to assist in the project management and in the conversion and testing of certain application software code.


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