Form 10-Q
period 1999-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 1999-11-15
CIK 819689

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999 or

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

As Of September 30, 1999, there were 3,439,310 shares of common stock outstanding.

This report consists of 10 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                               September 30, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                             September 30,         December 31,
                                     ASSETS                                                      1999                  1998
                                                                                             ------------          ------------
Current assets:
  Cash and cash equivalents ........................................................         $    695,969          $    557,533
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $49,192 and $72,192 .....................................................            1,746,659             1,307,668
  Inventories, net .................................................................            1,177,236             1,472,726
  Income Tax Recoverable ...........................................................              262,810               262,810
  Other current assets .............................................................               55,763                70,105
                                                                                             ------------          ------------
    Total current assets ...........................................................            3,938,438             3,670,842

Property and equipment, net of accumulated depreciation of $3,524,780 & $3,005,634 .           3, 932,432             3,988,766
Patent and software development costs, net of accumulated amortization of $490,226 .
       and $457,204 ................................................................              197,114                97,998
Goodwill, net of accumulated amortization of $854,131 & $756,084 ...................            1,619,195             1,717,242
Deferred income taxes, net .........................................................              374,923               374,923
Other assets .......................................................................               62,157               140,373
                                                                                             ------------          ------------
    Total assets ...................................................................         $ 10,124,258          $  9,990,144



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ......................................................         $          0          $          0
  Current maturities of bonds payable and long-term debt ...........................              125,165               356,751
  Current maturities of capital lease obligations ..................................                7,328                28,220
  Accounts payable .................................................................              598,788               681,276
  Accrued liabilities and Other Liabilities ........................................              476,044               322,798
                                                                                             ------------          ------------
    Total current liabilities ......................................................            1,207,323             1,389,045

Bonds payable, and other long-term debt, net of current maturities .................              601,810               565,810
Capital lease obligations, net of current portion ..................................               49,341                49,341
Deferred revenue ...................................................................               21,273                27,036
                                                                                             ------------          ------------
    Total liabilities ..............................................................            1,879,747             2,031,232
                                                                                             ------------          ------------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ..........                    -                     -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,679,216 issued .............................................................               36,792                36,792
Additional paid-in-capital .........................................................            8,909,307             8,909,307
Common stock held in treasury, 219,715 and 144,515 shares at cost ..................           (1,031,814)             (913,084)
Unearned ESOP compensation .........................................................               (7,134)              (39,277)
Retained earnings (accumulated deficit) ............................................              337,361               (34,826)

    Total shareholders' equity .....................................................            8,244,512             7,958,912
                                                                                             ------------          ------------
    Total liabilities and shareholders' equity .....................................         $ 10,124,258          $  9,990,144
                                                                                             ------------          ------------
                                                                                             ------------          ------------

 The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)


                                                       Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                                      -------------------------------          -------------------------------
                                                          1999                1998                1999                 1998
                                                      -----------         -----------          -----------         -----------
Net sales ...................................         $ 2,609,674         $ 2,323,001          $ 7,974,128         $ 7,597,345
Cost of sales ...............................           1,474,603           1,407,435            5,016,092           4,571,156
                                                      -----------         -----------          -----------         -----------

Gross profit ................................           1,135,071             915,566            2,958,036           3,026,189
                                                      -----------         -----------          -----------         -----------

Selling and marketing .......................             101,527             114,834              247,897             298,326
General and administrative ..................             568,756             549,883            1,607,335           1,628,553
Research and development ....................              54,581              90,142              121,236             302,346
Amortization of goodwill ....................              32,472              31,165               98,047              87,792
                                                      -----------         -----------          -----------         -----------
Total expenses ..............................             757,337             786,025            2,074,516           2,317,018
                                                      -----------         -----------          -----------         -----------
Income from operations ......................             377,734             129,542              883,520             709,172

Other income (expense):
  Interest expense ..........................               3,790              20,876               46,029              88,465
  Other .....................................              38,594              (8,963)             146,251              44,182
                                                      -----------         -----------          -----------         -----------
Income before income taxes and other charges              335,349             117,628              691,239             576,524

Provision for Asset Impairment ..............                   0             (47,328)                   0             406,201
                                                      -----------         -----------          -----------         -----------
Income (loss) before income taxes ...........             335,349             164,956              691,239             170,323
Income taxes (credit) .......................             159,411             105,775              319,050             130,348
                                                      -----------         -----------          -----------         -----------

Net income ..................................         $   175,938         $    59,181          $   372,189         $    39,975
                                                      -----------         -----------          -----------         -----------
                                                      -----------         -----------          -----------         -----------

Net income per share ........................         $      0.05         $      0.02          $      0.11         $      0.01
                                                      -----------         -----------          -----------         -----------
                                                      -----------         -----------          -----------         -----------
Weighted average number of common
  and dilutive common equivalent
  shares outstanding ........................           3,439,310           3,563,101            3,439,310           3,563,101
                                                      -----------         -----------          -----------         -----------
                                                      -----------         -----------          -----------         -----------

The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Retained
                                 Common Shares           Additional                  Unearned      Earnings
                            ------------------------     Paid-in       Treasury        ESOP      (Accumulated
                              Number       Amount        Capital        Stock       Compensation   Deficit)       Total
                            -----------   ----------    -----------   -----------   ------------  -----------  -----------
January 1, 1996............   3,564,511   $   36,792    $ 8,899,261   $  (868,740)  $ (167,848)   $ (546,718)  $ 7,352,747
Exercise of options........
Maturity and repurchases of
  redeemable common stock..                                  10,046                                                 10,046
ESOP payments..............                                                             42,857                      42,857
Treasury stock purchase....      (1,410)                                  (10,047)                                 (10,047)
Sale of securities.........                                                                                              0
Net income.................                                                                          616,578       616,578
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1996..........   3,563,101       36,792      8,909,307      (878,787)    (124,991)       69,860     8,012,181
Maturity and repurchases of
  redeemable common stock..
Treasury stock purchase....

ESOP payments..............                                                             42,857                      42,857
Net income.................                                                                           31,752        31,752
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1997..........   3,563,101       36,792      8,909,307      (878,787)     (82,134)      101,612     8,086,790
Treasury stock purchase....     (28,400)                                  (34,297)                                 (34,297)
ESOP payments..............                                                             42,857                      42,857
Net income.................                                                                         (136,438)     (136,438)
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
December 31, 1998..........   3,534,701       36,792      8,909,307      (913,084)     (39,277)      (34,826)    7,958,912
Treasury stock purchase....     (30,800)                                  (30,840)                                 (30,840)
ESOP payments..............                                                             10,714                      10,714
Net income.................                                                                           (1,131)       (1,131)
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
March 31, 1999.............   3,503,901   $   36,792    $ 8,909,307   $  (943,924)  $  (28,563)   $  (35,957)  $ 7,937,655
Treasury stock purchase....     (41,400)                                  (48,570)                                 (48,570)
ESOP payments..............                                                             10,715                      10,715
Net income.................                                                                          197,382       197,382
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
June 30, 1999..............   3,462,501   $   36,792    $ 8,909,307   $  (992,494)  $  (17,848)   $  161,425   $ 8,097,182
Treasury stock purchase....     (23,191)                                  (39,320)                                 (39,320)
ESOP payments..............                                                             10,713                      10,713
Net income.................                                                                          175,937       175,937
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
September 30, 1999.........   3,439,310   $   36,792    $ 8,909,307   $(1,031,814)  $   (7,135)   $  337,362   $ 8,244,512
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------
                            -----------   ----------    -----------   -----------   ----------    ----------   -----------

    The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Eight Months Ended August 31,
                                                                                        --------------------------------
                                                                                              1999             1998
                                                                                        ---------------  ---------------
Cash flows from operating activities:
  Net Income ........................................................................     $   372,189      $    39,975
  Provision for Asset Impairment ....................................................               0          406,201
  Adjusted Net Income ...............................................................         372,189          446,176

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ....................................................................         519,146          523,167
    Amortization ....................................................................         131,068          117,584
    Deferred Revenue ................................................................               0                0
                                                                                          -----------      -----------
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net .................        (438,991)         807,983
    (Increase) Deposits, prepaid expenses and other current assets ..................          14,342          (50,280)
    (Increase) Decrease in Inventories ..............................................         295,490          147,203
    (Decrease) in Accounts payable, accrued liabilities and other current liabilities        (240,773)        (586,505)
    Increase in Income taxes payable ................................................         194,957           57,620
    (Increase) Decrease in other assets .............................................               0             (652)
                                                                                          -----------      -----------
Net cash provided by operating activities ...........................................         847,428        1,462,297
                                                                                          -----------      -----------

Cash flows from investing activities:
  Net capital expenditures and fixed asset decrease .................................        (382,811)        (335,134)
  Deposits on capital equipment, acquisitions and other .............................          (1,784)           7,695
  Patent and software development expenditures ......................................        (132,137)         (17,917)
                                                                                          -----------      -----------
    Net cash used in investing activities ...........................................        (516,733)        (345,355)
                                                                                          -----------      -----------
Cash flows from financing activities:
  Net repayments of revolving credit facilities .....................................               0         (467,135)
  Increase in bonds payable due to amortization .....................................          36,000           36,000
  Reduction of unearned ESOP compensation ...........................................          32,143           32,143
  Principal paid for on treasury stock ..............................................        (118,730)              (1)
  Principal proceeds on long term debt, net .........................................               0                0
  Principal payments on long-term debt, net .........................................        (141,669)        (198,751)
                                                                                          -----------      -----------
    Net cash used in financing activities ...........................................        (192,256)        (597,743)
                                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents ................................         138,439          519,199
Cash and cash equivalents at beginning of period ....................................         557,533          214,938
                                                                                          -----------      -----------
Cash and cash equivalents at end of period ..........................................     $   695,972      $   734,137
                                                                                          -----------      -----------
                                                                                          -----------      -----------

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

INVENTORIES:

         Inventories consist of the following as of:


                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                        1999             1998
                                                                  ---------------  ---------------
Raw materials...................................................  $     249,707    $     303,689
Work-in-process...............................................          171,586          330,812
Finished goods..................................................      1,753,831        1,861,060
                                                                  ---------------  ---------------
     Total......................................................      2,175,074        2,495,561
Allowance for slow-moving inventories...........................       (997,838)      (1,022,835)
                                                                  ---------------  ---------------
     Total......................................................  $   1,177,236    $   1,472,726
                                                                  ---------------  ---------------
                                                                  ---------------  ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had working capital of approximately $2,746,000. The Company has a $3,500,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime plus .75% (9.0% at September 30, 1999). The working capital line of credit matures December 15, 1999 and did not have an outstanding balance at September 30, 1999. The Company's lines of credit are its primary source of operating funds and liquidity.

         Capital expenditures during the first nine months of 1999 were approximately $383,000 compared to $335,000 in 1998. Capital expenditures are expected to increase in the fourth quarter as Micron anticipates needing to purchase a new extruder if sales in the polymer operation continue to increase. Normal capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

         REVENUES for the third quarter ended September 30, 1999 were $2,364,858 when compared to $2,323,001 for the third quarter of 1998. The sales mix for the Company continues with ECG sensors making up the greater portion of sales and the related cost of sales. Until 1996, ART acted as the exclusive distributor of electrophysiology ("EP") products under its contract with their manufacturer, Prucka Engineering, Inc. During 1998, ART received a 4% commission on net sales of EP systems and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. From January 1, 1999 through December 31, 2002, ART will receive a commission of 3% of the net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total net sales. For revenues attributable to Prucka products that exceed $10,000,000 in any year, ART will be entitled to receive 25% of the 3% commission rate.

         Domestic and foreign sales for the first quarter are as follows:


                                 THIRD QUARTER                             FIRST NINE MONTHS
                      1999       %         1998         %          1999           %         1998          %
                      ----      --         ----        --          ----          --         ----         --
Domestic.....   $   846,495     32      $ 1,130,287    49       $ 3,352,208      42      $ 3,920,331     52

Foreign......     1,763,179     68        1,192,714    51         4,621,920      58        3,677,014     48
                -----------     --      -----------    --       -----------      --      -----------     --

Total........   $ 2,609,674    100      $ 2,323,001   100       $ 7,974,128     100      $ 7,597,345    100
                -----------    ---      -----------   ---       -----------     ---      -----------    ---
                -----------    ---      -----------   ---       -----------     ---      -----------    ---

         COST OF SALES decreased by 9.7% for the quarter ended September 30, 1999, as compared to the same period in 1998, with overhead costs at Micron due to reductions in repairs and maintenance, and in utility expenses.

         SELLING AND MARKETING expenses decreased as a percent of sales during the third quarter ended September 30, 1999 by 0.65% as compared to the same period for 1998.

         GENERAL AND ADMINISTRATIVE expenses dropped by $52,000 from 1998 numbers, with a reduction in salaries, environmental monitoring expenses, professional fees and insurance costs.

         RESEARCH AND DEVELOPMENT expenses decreased significantly by $35,600 for the third quarter ended September 30, 1999, as compared to the same period in 1998. The decrease is mainly due a decrease in development costs at ART.

YEAR 2000

         Arrhythmia Research Technology's (ART) company-wide Year 2000 Project has been completed. The general year 2000 concern was that many computer systems and software products would experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the century date fields. ART's executive staff has directed a centrally coordinated Year 2000 Project Team, made up of representatives from each of the company's departments and divisions, to address this issue. In 1998 this Project Team began assessing and testing efforts addressing ART's products, services, infrastructure, and internal business support applications. A detailed plan with the goal to ensure that all ART's business process and systems are year 2000 ready has been created and implemented. All year 2000 readiness actions set forth in this plan have been complete by October 1999.

         THE PROJECT: The Arrhythmia Research Technology Year 2000 Project has been addressed on two fronts. ART is a manufacturing and distributor of medical products. These efforts were divided into four major sections, Company Products, Infrastructure (Internal IT Systems), Internal Non-IT systems, and Supply-Chain. The general phases common to all these sections were: (1) inventorying year 2000 items; (2) assigning priorities to identified items; (3) assessing the year 2000 readiness; (4) repairing or replacing items that are determined not to be year 2000 ready; and (5) testing. The company has engaged the service of an Information Technology consulting firm, Micro Support Group, Inc., to assist in the project management and implementation of the year 2000 plan.

         PRODUCTS: The year in the date field of many of ART's software products is in two digits and is only used as a reference to show when a test was performed. These dates are not used in any analytical calculations, hence these software products will not have operational failures, invalid or incorrect results as a consequence of the year 2000 date change. Other products required minor remediation involving the display of date data. Neither data integrity nor product functionality was in jeopardy. These remediation have been successfully incorporated in the products and made available to the installed user base. Micron does not manufacturer any date-related products.

         INTERNAL IT SYSTEMS: Arrhythmia Research Technology has completed its assessment of its internal information technology systems, including business information systems, manufacturing systems and systems providing electronic interfaces between the ART and its customers, to determine whether the Company operations will be interrupted by 2000 issues. This assessment involved the testing of the Novell Server and the Real World Financial applications. Both systems successfully passed all Year 2000 Readiness tests.

         NON-IT SYSTEMS: ART has completed the assessment the impacts of Year 2000 on non-IT systems. Non-IT systems include, but non-limited to, telecommunications systems (PBX), security systems, HVAC systems, elevations, utilities (Water, Gas, Electric, etc).

         SUPPLY-CHAIN: Arrhythmia Research Technology has been working closely with suppliers and other third parties upon which it is dependent, to determine the extent of their year 2000 readiness. All critical suppliers and business partners to ART have been contacted and assessed for of their year 2000 readiness. Although ART is very confident in the readiness of its suppliers and business partners this assessment effort will continued through the end of the year.

         COST: Company does not expect the total cost of its Year 2000 Project to have a material effect on the Company's business or financial results.

         RISK: The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its external agents. Arrhythmia Research Technology Inc. believes that, with the testing of its financial business systems and the completion of this project, the possibility of significant interruption of normal operations should be minimized.

         The Company recognizes that failure to correct a material Year 2000 problem could result in an interruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, and financial condition. Due to the general uncertainly inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations.

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

November 12, 1999