Form 10-K
period 1999-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2000-03-31
CIK 819689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

       DECEMBER 31, 1999                                  1-9731
  (FOR THE FISCAL YEAR ENDED)                     (COMMISSION FILE NUMBER)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      72-0925679
  (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
OF INCORPORATION OF ORGANIZATION)                  IDENTIFICATION NUMBER)

 1101 SOUTH CAPITAL OF TEXAS HIGHWAY                        78746
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

         On March 24, 2000, there were 3,404,377 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of March 24, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates was $11,064,225 based upon the closing price of the shares of common stock on the American Stock Exchange.

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

                                     PART I

ITEM 1. BUSINESS

                                   BACKGROUND

  Arrhythmia Research Technology, Inc. ("ART") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in marketing and manufacturing computerized medical instruments which acquire data and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's product line includes signal-averaging electrocardiographic (SAECG) equipment and cardiac catheterization equipment. ART's patented signal-averaging product line is comprised of the Tri-Pac, the 1200 EPX-TM-, the LP-Pac Q-TM-, the PREDICTOR IIc-TM-, and the PREDICTOR-Registered Trademark- I. Additionally, ART was the exclusive distributor for the CardioMapp-TM- and CardioLab-TM-, PruckA Engineering, Inc.'s electrophysiology products through December 31, 1996. From January 1, 1997 through December 31, 2002, ART will receive a royalty on certain products sold by Prucka. (See "Electrophysiology Products). ART received royalties on sales of the CardioLab product of 3% of net receipts on the first $10,000,000 and 1% on any excess in 1999. ART will receive a royalty of 3% on the first $10,000,000 and 25% of the royalties it would otherwise be entitled to receive for revenues attributed to Prucka products in excess of $10,000,000 from January 1, 2000 through 2002.

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

  The following table sets forth for the periods specified, the net sales derived from the products of ART and its subsidiary Micron (collectively the "Company"):

                                                    YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                       1999       %           1998        %           1997       %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps.......          $    9,534,569   92    $     8,444,870   90    $    9,495,653   80
Polymers..............                 183,839    2                  -    -                 -    -
CardioLab & CardioMapp                 384,598    4            485,331    5         1,332,099   11
SAECG equipment.......                 276,578    2            429,300    5           673,414    6
K-3 CathLab...........                       -    0              1,095    0           386,021    3
                                  --------------------   ---------------------   --------------------
    Total.............           $  10,379,584   100    $     9,360,596  100    $   11,887,187  100
                                  ====================   =====================   ====================

  The Company believes that the continued growth in the fields of cardiology and electrophysiology will result in significant opportunities for the Company to supply equipment and related disposables to hospitals, clinics and physicians. The Company is actively seeking to acquire additional product lines to supply this market.

                               RECENT DEVELOPMENTS

  DISCONTINUATION OF CATH LAB SYSTEMS


  CATH LAB. On April 14, 1997, ART acquired from Astro-Med, Inc. ("Astro-Med") substantially all of the assets related to the following products: (i) the basic cardiac catheterization monitoring system; (the "K3-I"); (ii) the stand-alone hemodynamic analysis package (the "K3-II"); (iii) the network ready hemodynamic analysis package (the "K3-III"); and (iv) the control work station (the "K3-WI") (collectively, the "K3 Products"). The K3 cath lab is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records in a drop-down menu format. At the same time the Company entered into the agreement with Astro-Med, it also entered into an agreement with Softheart, Inc. ("Softheart"), the developer of the original software for the K3-II and K3-III, to convert the software from a DOS-based system to a Windows-TM- NT platform. ART paid to Softheart $138,275 and the project is substantially complete. The Company determined, however, that the K3 required significant modifications and began work in September 1998 on the development of a new state-of-the-art cath lab system. In November, 1999 the Company decided to discontinue the development indefinitely.


  SOFTWARE MODIFICATION

  SIGNAL AVERAGED ECG. 1999 was a transitional period with respect to ART's signal averaged ECG devices as well. The Company completed the conversion from DOS to Windows-based software with respect to its PREDICTOR-Registered Trademark- systems. The Company has integrated its new PREDICTOR software with software developed by NORAV MEDICAL Ltd. which performs stress and ECG testing. The new device, called the "Tri-Pac, is now completed and the Company has obtained a CE mark for sale of the product in Europe.

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

  Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by the Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the 1996 AHA Sessions, a significant study showed that SAECG could be an effective diagnostic tool for patients with coronary heart disease (CHD) even before they have had a heart attack. Patients with CHD approximate 15.0 million. An SAECG study involving 458 patients who had an acute myocardial infraction was published in the American Heart Journal in 1997. In the absence of late potentials, the probability of having no arrhythmic event was 99% in the first year, and 96% in five years. On the other hand, the presence of late potentials found in the SAECG represents the strongest single predictor of future arrhythmic risk in patients after a first acute myocardial infarction, with a 4.6-fold increase in the risk of sudden death or sustained ventricular tachycardia. The results of research presented at a meeting at the 1999 American College of Cardiology indicate that T-wave alternans and late potential seem to be independent predictors for ventricular tachyarrhythmias in patients with post-myocardial infarctions. Although T-wave alternans had a higher sensitivity, late potentials had a higher specificity. It was concluded that a combination of both tests could identify high risk patients more accurately.

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

    TRI-PAC

  The new Windows-based PREDICTOR software has been combined with software developed by NORAV MEDICAL Ltd. In one system which performs stress and ECG testing.


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

  Software upgrades are provided at no charge to customers with systems under warranty. Sales of post-processing software products were not material to the Company's business in 1999.


K3 CATH-LAB

  On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"), (iii) the network ready hemodynamic analysis package (the "K3-III"), and (iv) the control work station (the "K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, payable $50,000 at closing and a promissory note in the amount of $300,000. The note was renegotiated in 1999 providing for monthly payments. The final payment will be payable in May, 2001. Pursuant to the note, ART owes to Astro-Med, Inc. approximately $178,300, however, ART is currently attempting to renegotiate the terms of the note.


  The K3 cath lab is a hemodynamics system for use in a standard hospital cath lab. The K3 is designed to produce complete hemodynamic analysis and comprehensive reports, including chronological logs, preliminary findings, full inventory control reports, letter generation and medical records, in a simplified drop-down menu format. In April 1997, the Company entered into an agreement with Softheart, Inc., the developer of the original software, to convert the software from a DOS to a Windows NT platform. ART has paid Softheart $138,275 to date and the conversion is substantially complete. ART determined, however, that the K3 Products required significant additional modifications to make them competitive. Work was commenced in September 1998 on a new state-of-the-art cath lab system, which was terminated in November, 1999 before completion.

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

  At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark would continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing of the machines has been taken over by Micron at the start of 2000.

  In February 1999, Micron purchased from Scovill Fasteners, Inc., 33 additional attaching machines for $64,565. Micron is now the exclusive provider of medical stud and eyelet application machines.

  The acquisitions of the electrode assembly machines provide Micron with a complimentary product, which it can lease to existing sensor and snap customers

      POLYMER OPERATION

  During the year the Company had a trial polymer operation utilizing some existing equipment which resulted in approximately $184,000 in sales. The Company decided not to pursue the operation so as not to deviate from the core business and decided to sell all existing polymer equipment. The Company will be investigating some new products.

  The following table shows sales of sensors, snaps, snap machines and polymers by Micron for the years ended December 31:

                                     1999      %          1998      %          1997      %
                                 ----------------- --------------------- -------------------
Sensors                       $  7,583,530    78   $   6,817,112    81   $   7,938,325  84
Snaps                            1,797,008    18       1,514,521    18       1,511,558  16
Snap Machines                      154,031     2         113,237     1                   -
                                                                                45,770
Polymer                            183,839     2               -     -               -   -
                               ------------------- --------------------- -------------------
   Total                      $  9,718,409    100  $   8,444,870    100  $   9,495,653  100
                               =================== ===================== ===================

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

On January 19, 1999 Micron filed a Tier II Extension & Tier II Transfer Transmittal Form notifying the DEP that its response actions would not be completed before the deadline imposed by the previous submission. This extension summarized site investigation activities accomplished through 1998 and Micron's intention to complete the necessary Phase II site activities by March 31, 2000, subject to acceptable findings and any fiscal budgetary constraints.

  During 1999, a Method 3 Risk Characterization was performed demonstrating that a condition of non-significant resk exists at the site. Based on this and prior work characterizing the source and extend of the contamination, a Downgradient Property Status Submittal and a Notice of Activity and Limitation Use (AUL) on the part of the property were filed. The completion of the Phase II and Response Action Outcome was filed on February 28, 2000.

  Associated with the review of the Phase II report by the DEP, it is anticipated that Micron will need to conduct a 3-5 year groundwater monitoring program. The company could incur costs up to $50,000 for this program over the next 3 to 5 years. Upon the completion of these Phase II activities, Micron will apply for final approval and clearance from the DEP. The Massachusetts Contingency Plan allows closure of sites only after a condition of "no significant risk" is demonstrated. Although the ultimate outcome is uncertain until the remainder of the work is completed, the engineering firm and management of the Company believe that no further remediation will be required.

  During 1997, Micron spent approximately $700,000 for capital improvements related to modification and upgrading of its manufacturing processes primarily related to replacement of its waste treatment equipment. Continued work to implement savings related to recovery and recycling of water, silver and other chemicals to offset some of the costs of the improvements is expected over the next two years.

  In response to an anonymous phone call, all Micron records related to its wastewater treatment operation and expenses were subpoenaed by the Attorney General of Massachusetts for investigation in 1997. No further action was taken by the state's judiciary action until February, 1999 when a similar subpoena was issued to the environmental engineering firm used by Micron. Conversations between the assistant district attorney's office and Micron legal counsel are in process. Both the Company and its legal counsel perceive a favorable outcome to the proceedings.

OPERATIONS

  During 1999, 1998 and 1997, Micron spent approximately $167,400, $102,500 and $320,000, respectively on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations, as well as to evaluate the adequacy of such systems to facilitate future growth. The nature of certain above expenses are non-recurring, while others are normal recurring expenses associated with industrial producers in the Commonwealth of Massachusetts.

                                     GENERAL

CUSTOMERS AND SALES

  ART sells its electrocardiographic, and cardiac catheterization, products to hospitals where purchasing decisions are typically made on the advice of physicians affiliated with such hospitals. The electrocardiographic products are also marketed to individual physicians and clinics. ART's sales cycle, with respect to hospitals, which generally commences at the time a hospital issues a request for proposal and ends upon submission of a purchase order, may take up to nine months. The sales cycle with respect to physicians and clinics is significantly shorter, typically 30 to 60 days. ART generally fills orders within approximately 30 days of receipt of customer orders for electrocardiographic products. Because orders are filled shortly after receipt, backlog is not usually material to ART's business.

  Micron manufactures its sensor elements against specific customer purchase orders in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 50 significant manufacturers of silver/silver chloride-plated disposable electrodes world-wide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 1999, three major customers accounted for 37%, 28% and 11% of net sales of Micron.

The following table sets forth, for the periods indicated, the approximate consolidated net sales and percentages of net sales derived from sales of the Company's products in its geographic markets:

                                                             NET SALES YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                1999           %           1998           %            1997          %
                                            -------------    -------   --------------   -------    -------------   -------
United States.......................      $    3,349,427         32  $     4,898,191        52   $    7,156,957        60
Europe..............................           2,951,797         28        2,678,710        28        2,726,142        23
Canada, Mexico & South America......           3,679,873         36        1,557,356        17        1,715,115        15
Pacific Rim.........................             315,256          3          173,966         2          236,654         2
Other...............................              83,231          1           52,373         1           52,319        -
                                            -------------    -------   --------------   -------    -------------   -------
    Total...........................      $  10,379,5846        100  $     9,360,596       100   $   11,887,187       100
                                            -------------    -------   --------------   -------    -------------   -------

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

ENGINEERING AND RESEARCH AND DEVELOPMENT

  Beginning in mid-1997, ART's engineering and research and development efforts focused primarily on (i) moving DOS software packages in the SAECG and K3 cath-lab product lines into the Windows environment and (ii) updating the quality system to reflect and comply with new FDA GMP and ISO 9001 quality system procedures. ART currently employs one engineer engaged in software development and one technician for customer telephone support, warranty repairs, and limited manufacturing. ART has also engaged an outside consultant to effect the conversion from DOS to Windows with respect to the PREDICTOR software and to assist in its cath lab development effort. For the fiscal years ended December 31, 1999, 1998, and 1997, ART had research and development expenses of approximately $297,000, $343,000, and $371,000, respectively, in connection with engineering, regulatory, and research and development activities, which consisted principally of the salaries of its employees and consultants.

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

INSURANCE

  The Company may be exposed to potential product liability claims by patients who use the Company's products. ART maintains a general liability insurance policy, which includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. ART has also increased its umbrella policy to $5,000,000. Micron also maintains a general liability insurance policy which includes product liability coverage of $2,000,000. To date, there have been no asserted or threatened claims against the Company. Although Company management believes the present insurance coverage is adequate for the types of products currently marketed by the Company, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

  ART has a directors and officers liability insurance policy with coverage in the amount of $3,000,000 per occurrence and $3,000,000 per year in the aggregate.

PATENTS AND PROPRIETARY TECHNOLOGY

ART

  ART holds an exclusive license under the Simson Patent, which covers the signal-averaging and filtering technologies, which are utilized in the 1200 EPX, LP-Pac Q, and PREDICTOR I. The Simson Patent was issued in December 1983. ART is the assignee of three other U. S. Patents, two of which expire in July 2001 and the other in January 2002. ART holds foreign patents issued in Austria, Australia, Belgium, Canada, France, United Kingdom, Holland, Italy, Liechtenstein, Spain, Sweden, Switzerland and Germany. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents as deemed appropriate.

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

EMPLOYEES

  ART has five full-time employees, including three administrative, sales, marketing and supervisory personnel, and two engineering personnel. Micron employs fifty-one full time employees and two part-time employees, including eighteen administrative, sales and supervisory personnel, eleven quality control personnel and twenty-four production personnel.

ITEM 2.  PROPERIES

  From January 1997 through October 1998, ART leased approximately 4,000 square feet of space in an office building in Austin, Texas from an unaffiliated landlord with monthly rental payments of approximately $7,100. Beginning in November 1998, ART leased approximately 1,500 square feet of new office space in Austin from an unaffiliated landlord, with monthly rental payments of $2,657.

  The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of two buildings. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996 for $480,000, is a 94,000 square foot, two story building. From January through August of 1997 Micron rented 18,800 square feet of space. The average monthly rent in 1997 was $7,100. There is no further obligation on leased property.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a.  Annual meeting of shareholders was held on November 11, 1999

    b. Anthony A. Cetrone and Russell C. Chambers were elected as directors of the Company at the meeting. E. P. Marinos, Juluis Tabin and Paul F. Walter continued to serve as directors.

                   Anthony A. Cetrone    3,237,523  FOR, 15,604  WITHHELD

                   Russell C. Chambers   3,236,823  FOR, 16,304  WITHHELD

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

                                        HIGH      LOW
                                      --------- --------
Year Ended December 31, 1998
    1st Quarter                     $ 2       $ 1 3/16
    2nd Quarter                       2 1/16    1 3/16
    3rd Quarter                       1 13/16    13/16
    4th Quarter                       1 3/16     13/16
Year Ended December 31, 1999
    1st Quarter                     $ 1 1/8   $ 1 5/16
    2nd Quarter                       1 3/8     1 3/16
    3rd Quarter                       2 7/16    1 3/16
    4th Quarter                       2 3/8     1 3/8

  As of March 24, 2000 the number of recordholders of ART's common stock was estimated to be 1300. On March 24, 2000 the closing price for the common stock on the American Stock Exchange was $3.25.

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

           STATEMENTS OF OPERATIONS DATA:                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                         1999        1998         1997          1996        1995
                                                       ----------  ----------    --------    -----------  ---------
 Revenue............................................  $   10,380  $    9,360    $ 11,887    $    24,788  $  22,928
 Cost of sales......................................       6,758       6,127       7,932         20,115     17,947
                                                       ----------  ----------    --------    -----------  ---------
      Gross profit..................................       3,622       3,233       3,955          4,673      4,981
 Selling and marketing..............................         393         247         499            610        474
 General and administrative.........................       2,143       2,141       2,491          2,420      2,150
 Research and development...........................         298         343         371            173        183
 Amortization of goodwill...........................         130         130         134            115        115
 Write-down of assets...............................           -         192          -               -          -
                                                       ------------------------------------------------------------
     Income from operations.........................         658         180         460          1,355      2,059
 Interest and other expenses, net...................        (213)       (117)       (378)          (278)      (116)
                                                       ----------  ----------    --------    -----------  ---------

  Income before income taxes........................         445          63          82          1,077      1,943

 Income tax benefit (expense).......................         (20)       (199)        (50)          (460)      (818)
                                                       ----------  ----------    --------    -----------  ---------
     Net income (loss)..............................  $      425  $     (136)    $    32    $       617  $   1,125
                                                       ==========  ==========    ========    ===========  =========
     Basic and diluted net income (loss) per share..  $      .12  $     (.04)    $   .01    $       .17  $     .31
                                                       ==========  ==========    ========    ===========  =========
 Weighted average number of shares outstanding......       3,489       3,561       3,563          3,608      3,683
                                                       ==========  ==========    ========    ===========  =========

                BALANCE SHEET DATA:                                           DECEMBER 31,
                                                       ------------------------------------------------------------
                                                         1999        1998         1997          1996        1995
                                                       ----------  ----------    --------    -----------  ---------
 Total assets.......................................  $    9,702   $   9,990    $  11,832    $   12,964  $  12,968
 Long term obligations (including current portion)..  $      808   $   1,000    $   1,466    $      928  $   1,089
 Redeemable common stock............................  $        -   $       -    $      -     $        -  $      10
 Working capital....................................  $    2,174   $   2,282    $   2,293    $    2,891  $   2,803
 Shareholders' equity...............................  $    8,222   $   7,959    $   8,087    $    8,012  $   7,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated, the percentages of revenue represented by certain items reflected in the Company's statements of operations.

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1999     1998     1997
                                                  ----------------------------
 Revenue..................................         100.0%   100.0%   100.0%
 Cost of sales............................          65.1     65.5     66.7
 Gross profit.............................          34.9     34.5     33.3
 Selling and marketing....................           3.8      2.6      4.2
 General and administrative...............          20.6     22.9     21.0
 Research and development.................           2.9      3.7      3.1
 Amortization of goodwill.................           1.3      1.4      1.1
 Write-down of assets.....................             -      2.0        -
 Other, net...............................          (2.0)    (1.3)   ( 3.2)
                                                  ----------------------------

Income before income taxes................           4.3      0.6      0.7
 Income tax provision.....................          (0.2)    (2.1)   ( 0.4)
                                                  ----------------------------

       Net income (loss)..................           4.1%    (1.5%)    0.3%
                                                  ============================


  REVENUE

  Revenue increased by approximately $1,020,000 or 11% for the year ended December 31, 1999 as compared to 1998. The increase in revenue is attributable primarily to the change in sensor and snap sales.

      Pursuant to an agreement signed April 1, 1994, ART became the exclusive distributor for both the CardioMapp and CardioLab product lines which are manufactured by Prucka Engineering of Houston, Texas. Under the agreement, ART was obligated to purchase CardioMapp and CardioLab from Prucka which were resold to the customers. The fiscal year ended 1996 was the final year in which ART was the exclusive distributor under the Prucka contract. In 1997, ART ceased to be responsible for marketing, selling, invoicing and collecting for Prucka products. In 1999 and 1998, ART received a 3% and 4% commission, respectively, on net sales of CardioLab systems and accessories sold anywhere in the world up to a ceiling of $10,000,000 in total annual net sales of approximately $385,000 and $485,000, respectively. From January 1, 2000 through December 31, 2002, ART will receive a commission of 3% of net sales of CardioLab systems sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales. ART received a 4% commission on net sales of CardioMapp products and accessories sold anywhere in the world, up to a ceiling of $10,000,000 in total annual net sales for the year 1997, the final year in which ART will receive commissions for CardioMapp products. ART will receive 25% of the commissions it would otherwise be entitled to receive for revenues attributable to Prucka products that exceed $10,000,000.

  Revenue decreased by approximately $2,527,000 or 21% for the year ended December 31, 1998 as compared to 1997. The decrease in revenues is attributable primarily to the change in the Prucka contract for 1998, as discussed above.

  subsidiary Micron (collectively the "Company"):

                                                      YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                      1999       %           1998        %           1997       %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps.......          $    9,534,569   92    $     8,444,870   90    $    9,495,653   80
Polymers..............                 183,839    2                  -    -                 -    -
CardioLab & CardioMapp                 384,598    4            485,331    5         1,332,099   11
SAECG equipment.......                 276,578    2            429,300    5           673,414    6
K-3 Cath-Lab                                 -    -              1,095    -           386,021    3
                                  --------------------   ---------------------   --------------------
    Total.............          $   10,379,584  100    $     9,360,596  100    $   11,887,187  100
                                  ====================   =====================   ====================

    COST OF SALES

  Cost of sales as a percentage of revenue decreased from 65.5% in 1998 to 65.1% in 1999. The decrease is due primarily to a cost reduction program at Micron. The cost of sales as a percentage of revenue decreased from 66.7% in 1997 to 65.5% in 1998. The decrease was due primarily to the Pruka contract. ART exclusively sold and distributed the electrophysiology products on behalf of Prucka. In 1999 and 1998, the Company received a commission on sales of approximately $385,000 and $485,000, respectively. 1997 was the first year in which ART was not the exclusive distributor under the Pruka Contract.

    SELLING AND MARKETING

Selling and marketing expenses as a percentage of sales increased from 2.6% in 1998 to 3.8% in 1999. The increase is primarily due to the an increase in advertising and consulting fees to market the new windows based software in the United States and Europe. Selling and Marketing expenses as a percent of revenue decreased from 4.2% in 1997 to 2.6% in 1998. The decrease was due primarily to the software problems with the K-3 cath-lab and the decrease in sales due to the pruka Contract.

    GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses as a percentage of sales decreased from 22.9% in 1998 to 20.6% in 1999 due to the increase in sales. General and administrative expenses as a percent of sales was 21.0% in 1997.

  RESEARCH AND DEVELOPMENT

  Research and Development costs decreased from $343,000 in 1998 to $298,000 in 1999 and decreased $28,000 from 1997 to 1998. The decrease was due to the fact that the Company had fewer people engaged in R & D activities. Research and development costs have not been material to the operations of Micron.

    INTEREST EXPENSE

  Interest expense was approximately $133,000 in 1999 as compared to $220,000 in 1998. The majority of the interest costs incurred by the Company stem from its borrowings under its line(s) of credit and term loan with an institution used to finance inventory and accounts receivable. The company paid the term loan in full in 1999 and only used its revolving line of credit minimally during the year. Interest expense in 1997 was approximately $238,000.

    INCOME TAXES

  For the years ended December 31, 1999, 1998 and 1997 taxes on income were due primarily to the Massachusetts state income tax of 9.5% on Micron's earnings.

    PROVISION FOR ASSET IMPAIRMENTS

  In the second quarter of 1998, ART made a provision of $453,529 to write off goodwill relating to the Astro-Med acquisition ($172,201), to increase the inventory reserve of the K-3 Cath Lab inventory ($131,328), to increase the inventory reserve for SAECG inventory ($130,000), and to reflect certain costs associated with reducing and consolidating the Austin operation with Micron, ($20,000). The per share effect, after taxes, was a charge of $.08 per share and without the provision, net income would have been reported as earnings per share of $.05 for that quarter and $.04 for the year. There were no asset impairments in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of approximately $2,174,000 and $2,282,000 and cash and cash equivalents of approximately $456,000 and $558,000 at December 31, 1999 and 1998, respectively. During 1999, Micron paid off their term loan. During 1998 Micron paid off three leases as well as its revolver. Micron reduced expenses and improved the yields of its manufacturing operation. ART moved to smaller quarters in November, 1998 and also downsized from eleven to seven people. During 1997, working capital decreased primarily due to capital expenditures, implementation of a new waste water treatment system, and repayments of debt.

    The Company had a credit facility with a bank which expired December 15, 1999. There were no outstanding borrowings on the working capital line of credit as of December 31, 1998. During fiscal 1999, 1998 and 1997, the maximum amount of borrowings under the line of credit was approximately, $10,000, $723,000 and $1,422,000, respectively. The weighted average interest rate on the Company's line of credit was approximately 9% for the years 1999, 1998 and 1997, respectively. The Company has negotiated a new credit facility under similar terms.

  On April 14, 1997, ART acquired from Astro-Med, Inc. substantially all of the assets related to the K3 Products. A promissory note payable in the amount of $300,000 was issued in the acquisition of these products.
The note is due and payable May, 2001.

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

  Net cash provided by operating activities for 1999, 1998 and 1997 was approximately $919,000, $1,839,000 and $1,959,000, respectively. The change in cash provided by operations was due primarily to the changes in net income, inventories, accounts receivable and payables.

  Net cash used in investing activities in 1999 of approximately $583,000 and in 1998 of approximately $524,000 consisted of expenditures on capital equipment for Micron's manufacturing. Net cash used in investing activities in 1997 was approximately $1,463,000 as a result of expenditures on capital equipment for Micron's manufacturing facility.

  Capital expenditures during 1999, 1998 and 1997 were due primarily to Micron's need to upgrade and maintain its manufacturing equipment and facilities. During 1999 and 1998, the Company's capital expenditures were funded from operating cash flows. During 1997 significant capital expenditures were due to the purchase of a waste water system treatment system which was financed partially by a term loan and in part from operating cash flows.

  As discussed under Environmental Regulation, Micron had approximately $50,000 accrued at December 31, 1999 and approximately $92,000 accrued at December 31, 1998, to cover estimated costs to be incurred related to site assessment, monitoring, and remediation. Management estimates that these costs could approximate $50,000 depending upon the final decision by the DEP.

  During 1999, 1998 and 1997, Micron spent approximately $167,400, $102,500 and $320,000, on an extensive program to evaluate its manufacturing process, employee training, health and safety programs, air and waste water treatment systems, and to ensure compliance with current and future federal, state and local regulations as well as to evaluate the adequacy of such systems to facilitate future growth. The capitalized expenditures are related to future benefits as described below, whereas the other environmental costs expensed during 1999, 1998 and 1997 are normal expenses associated with industrial producers in the Commonwealth of Massachusetts. Using the results of the study, Micron implemented a manufacturing process and air and waste water treatment redesign. The actual redesign, which took place in 1997, required the purchase of capital equipment to upgrade, augment or replace existing manufacturing and waste treatment equipment. It is expected that Micron will benefit from a certain level of improved efficiency and savings related to recovery and recycling of water, silver and other chemicals to help offset some of the costs of the improvements. (See Environmental Regulation and Note 10 to the Financial Statements).

   During 1999, 1998 and 1997 respectively, net cash used in financing activities totaled approximately $438,000, $972,000 and $513,000 principally to pay down credit facilities and long-term debt.

  For information on the impact of future changes in accounting principles, see
Note 2 to the Consolidated Financial Statements, appearing elsewhere herein.

  INFLATION

  The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS                                       21

REPORT OF INDEPENDENT ACCOUNTANTS                                       22


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets                                                       23

   Statements of operations                                             24

   Statements of changes in stockholders' equity                        25

   Statements of cash flows                                             26

   Notes to consolidated financial statements                        27-50

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders

Arrhythmia Research Technology, Inc.


We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               /s/ BDO SEIDMAN, L.L.P.


Boston, Massachusetts
February 18, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Arrhythmia Research Technology, Inc. and Subsidiary for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations of Arrhythmia Research Technology, Inc. and Subsidiary and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ PRICEWATERHOUSECOOPERS, LLP
Coopers & Lybrand L.L.P.
Austin, Texas
March 20, 1998

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                                 1999                 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   455,674          $   557,533
   Trade and other accounts receivable, net of allowance
     for doubtful accounts of $83,203 and $72,192                                       1,653,098            1,307,668
   Inventories (Note 4)                                                                 1,082,517            1,472,726
   Deposits, prepaid expenses and other current assets                                     52,172               70,105
   Income taxes recoverable                                                               329,408              262,810
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                               3,572,869            3,670,842

PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 7)                                      3,835,831            3,988,766
GOODWILL, net of accumulated amortization (Note 6)                                      1,586,723            1,717,242
OTHER INTANGIBLES, net of accumulated amortization (Note 6)                               122,887               97,998
DEFERRED INCOME TAXES, net (Note 8)                                                       423,923              374,923
OTHER ASSETS                                                                              159,453              140,373
----------------------------------------------------------------------------------------------------------------------
     Total assets                                                                     $ 9,701,686          $ 9,990,144
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations (Note 7)                             $     23,811          $    28,220
   Current maturities of bonds payable and other
     long-term debt (Note 7)                                                              711,464              356,751
   Accounts payable                                                                       412,933              681,276
   Accrued expenses                                                                       250,714              322,798
----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                          1,398,922            1,389,045

BONDS PAYABLE AND LONG-TERM DEBT (Note 7)                                                  46,815              565,810
CAPITAL LEASE OBLIGATIONS, net of current portion (Note 7)                                 25,530               49,341
DEFERRED REVENUE                                                                            8,680               27,036
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       1,479,947            2,031,232
----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 10 and 13):
SHAREHOLDERS' EQUITY
(Note 13):
   Preferred stock, $1 par value; 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,711,883 and 3,679,216 issued, respectively                                          37,119               36,792
   Additional paid-in-capital                                                           8,946,293            8,909,307
   Common stock held in treasury, 298,406 and 144,515 shares at cost                   (1,151,892)            (913,084)
   Unearned ESOP compensation                                                                   -              (39,277)
   Retained earnings (accumulated deficit)                                                390,219              (34,826)
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                         8,221,739            7,958,912
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                      $  9,701,686          $ 9,990,144
======================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


YEARS ENDED DECEMBER 31,                                                1999                 1998                 1997
----------------------------------------------------------------------------------------------------------------------
NET SALES (Note 14)                                             $ 10,379,584          $ 9,360,596         $ 11,887,187
COST OF SALES                                                      6,757,519            6,127,451            7,931,599
----------------------------------------------------------------------------------------------------------------------

     Gross profit                                                  3,622,065            3,233,145            3,955,588
----------------------------------------------------------------------------------------------------------------------

SELLING AND MARKETING                                                392,851              247,340              498,907
GENERAL AND ADMINISTRATIVE                                         2,142,607            2,140,804            2,491,519
RESEARCH AND DEVELOPMENT                                             297,568              342,914              371,063
AMORTIZATION OF GOODWILL                                             130,519              129,890              134,324
LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note 3)                         -              192,201                    -
----------------------------------------------------------------------------------------------------------------------

     Income from operations                                          658,520              179,996              459,775

OTHER INCOME (EXPENSE):
   Interest expense                                                 (132,919)            (219,627)            (238,313)
   Other income (expense), net                                       (80,243)             102,776             (139,710)
----------------------------------------------------------------------------------------------------------------------

     Total other expense, net                                       (213,162)            (116,851)            (378,023)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           445,358               63,145               81,752

INCOME TAX PROVISION (Note 8):
   Current                                                           (69,313)            (115,583)             (15,156)
   Deferred                                                           49,000              (84,000)             (34,844)
----------------------------------------------------------------------------------------------------------------------

                                                                     (20,313)            (199,583)             (50,000)
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                               $    425,045          $  (136,438)        $     31,752
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE (Note 2):
   Basic and diluted                                            $       0.12          $     (0.04)        $       0.01
======================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (NOTES 9 AND 13)

                                                                                                  Retained
                                                      Additional                 Unearned        Earnings
                                                        Paid-in       Treasury     ESOP        (Accumulated
                                 Shares    Amount       Capital         Stock  Compensation      Deficit)           Total
-------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996             3,679,216    $36,792    $8,909,307  $   (878,787)    $(124,991)     $ 69,860    $8,012,181
  ESOP payments                     -           -             -              -        42,857            -         42,857
  Net income                        -           -             -              -             -        31,752        31,752
-------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1997             3,679,216     36,792     8,909,307     (878,787)       (82,134)      101,612     8,086,790
   Treasury stock purchase
      of 28,400 shares                -         -             -       (34,297)             -             -       (34,297)
   ESOP payments                      -         -             -             -         42,857             -        42,857
   Net loss                           -         -             -             -              -      (136,438)     (136,438)
-------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998             3,679,216     36,792     8,909,307     (913,084)       (39,277)      (34,826)    7,958,912
  Issuance of common stock       32,667        327        36,986            -              -             -        37,313
  Treasury stock purchase
    of 153,891 shares                -           -             -     (238,808)             -             -      (238,808)
  ESOP payments                      -           -             -            -         39,277             -        39,277
  Net income                         -           -             -            -              -       425,045       425,045
------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999             3,711,883    $37,119    $8,946,293  $(1,151,892)     $       -      $390,219    $8,221,739
========================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)


YEARS ENDED DECEMBER 31,                                                1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   425,045          $  (136,438)        $     31,752
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Director fees paid in stock                                      37,313                    -                    -
     Depreciation                                                    693,648              683,418              577,915
     Provision for doubtful accounts                                  11,011               10,874                    -
     Amortization                                                    194,092              198,500              159,765
     Loss from impairment of long-lived assets                             -              192,201                    -
     Deferred income tax provision                                   (49,000)              84,000               34,844
     Deferred revenue                                                (18,356)             (26,860)             (33,810)
     Changes in assets and liabilities:
       Trade and other accounts receivable                          (356,441)           1,078,727            2,050,355
       Inventories                                                   390,209              528,397              237,313
       Deposits, prepaid expenses and other assets                   (67,745)             (19,562)               2,451
       Accounts payable and accrued expenses                        (340,427)            (754,648)          (1,101,707)
------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   919,349            1,838,609            1,958,878
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (540,713)            (477,017)          (1,110,141)
   Changes in other assets                                                 -                    -              (14,791)
   Other intangibles                                                 (42,397)             (46,677)            (338,000)
------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                      (583,110)            (523,694)          (1,462,932)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit facilities                                  -             (467,135)            (691,525)
   Proceeds from notes payable                                             -                    -              462,920
   Principal payments on long-term debt and capital leases          (238,567)            (513,745)            (410,374)
   Purchase of treasury stock                                       (238,808)             (34,297)                   -
   Reduction of unearned ESOP compensation                            39,277               42,857               42,857
   Increase in cash overdraft                                              -                    -               82,979
------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                      (438,098)            (972,320)            (513,143)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (101,859)             342,595              (17,197)

CASH AND CASH EQUIVALENTS, beginning of year                         557,533              214,938              232,135
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                           $   455,674          $   557,533         $    214,938
========================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF               Arrhythmia Research Technology, Inc.
       BUSINESS                     ("ART"), a Delaware corporation, is engaged
                                    in marketing computerized medical
                                    instruments for monitoring, analyzing and treating heart disease. Micron Products Inc.
                                    ("Micron"), a wholly-owned subsidiary of
                                    ART, is a manufacturer of silver/silver
                                    chloride-plated sensor elements, a component used in the manufacture of disposable medical electrodes designed for electrocardiograph ("ECG") and other instrumentation. Additionally, Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes. Micron manufactures and leases high speed electrode assembly machines to its sensor and snap customers.



2.     ACCOUNTING POLICIES


       PRINCIPLES OF                The consolidated financial statements
       CONSOLIDATION                include the accounts of ART and Micron
                                    (collectively the "Company"). All
                                    intercompany balances and transactions have been eliminated in consolidation.


       REVENUE RECOGNITION          Revenue from product sales is recognized
                                    upon shipment of the product when
                                    independent sales representatives or
                                    distributors are responsible for
                                    installation of systems, as the title and risk of loss passes to the customer at the time of shipment. However, in cases where
                                    ART personnel are scheduled to perform this in-service/installation, the revenue is not recognized until completion of such obligations. Revenue from the sale of extended warranties is deferred and amortized ratably over the life of the warranty.


       CASH AND CASH                Cash and cash equivalents consist of cash on
       EQUIVALENTS                  hand and on deposit in high quality
                                    financial institutions. The Company
                                    considers highly liquid investments with original maturities of three months or less to be cash equivalents.


       INVENTORIES                  Inventories are stated at the lower of cost
                                    or market. Cost of inventories is determined by the first-in, first-out method.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     ACCOUNTING POLICIES
       (Continued)


       CONCENTRATIONS OF            Financial instruments which potentially
       CREDIT RISK                  expose the Company to concentrations of
                                    credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable, cash and cash equivalents.



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


       ADVERTISING                  Advertising expenses consist primarily of
       EXPENSES                     costs incurred in promoting the Company's
                                    products, printed brochures and other
                                    activities. The Company expenses advertising costs as incurred. The Company's advertising expense was approximately $52,000, $72,000 and $69,000 in 1999, 1998, and 1997
                                    respectively.


       PROPERTY, PLANT              Property, plant and equipment are recorded
       AND EQUIPMENT                at cost and include expenditures which
                                    substantially extend their useful lives.
                                    Depreciation on property, plant and
                                    equipment is calculated using the
                                    straight-line method over the estimated
                                    useful lives of the assets. Expenditures for maintenance and repairs are charged to earnings as incurred. When equipment is retired or sold, the resulting gain or loss is reflected in earnings.

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


                                    Certain software development costs incurred subsequent to establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the related product, generally three years. Amortization commences when the product is available for general release. Costs to establish the technological feasibility of the product are expensed as research and development. Amortization of software development costs amounted to $5,446, $3,759 and $1,134, for the years ended December 31, 1999, 1998, and 1997, respectively.


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

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)


       LONG-LIVED ASSETS            The Company reviews the carrying values of
       (Continued)                  its long-lived and identifiable intangible
                                    assets for possible impairment whenever
                                    events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.


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


       NET INCOME (LOSS)            In fiscal 1997, the Company adopted SFAS No.
       PER SHARE DATA               128 "Earnings Per Share" which requires the
                                    Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     ACCOUNTING POLICIES
       (Continued)

       NET INCOME (LOSS)            Basic and diluted EPS computation for the
       PER SHARE DATA               years ended December 31, 1999, 1998, and
       (Continued)                  1997 are as follows:

                                      YEARS ENDED DECEMBER 31,                      1999             1998             1997
                                      --------------------------------------------------------------------------------------
                                      Net income (loss) available
                                        to common stockholders               $   425,045      $  (136,438)     $    31,752

                                      Weighted average common
                                        shares outstanding                     3,488,650        3,560,713        3,563,101

                                      Basic EPS                              $      0.12      $     (0.04)     $      0.01

                                      Diluted EPS:
                                         Net income (loss) available
                                           to common stockholders            $   425,045      $  (136,438)     $    31,752

                                         Weighted average common
                                           share outstanding                   3,488,650        3,560,713        3,563,101

                                      Assumed conversion of
                                        common shares issuable
                                        under stock option plan                   60,544                -                -

                                      Weighted average common
                                        and common equivalent
                                        shares outstanding                     3,549,194        3,560,713        3,563,101

                                      Diluted EPS                            $      0.12      $     (0.04)     $      0.01

                                      The following table summarizes securities that were outstanding but not included in the calculation of diluted earnings per share because their effect would have been antidilutive:


                                      DECEMBER 31,                                1999              1998              1997
                                      --------------------------------------------------------------------------------------
                                      Stock options                             14,000           209,000           340,000

                                      Stock warrants                           279,000           279,000           279,000

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


       FAIR VALUE OF                The carrying amount reported in the balance
       FINANCIAL                    sheets for cash and cash equivalents,
       INSTRUMENTS                  accounts receivable and accounts payable and
                                    accrued liabilities approximate their fair value due to the immediate or short-term maturity of such instruments. The carrying amounts reported for the promissory note and bonds payable approximate fair value based on the Company's incremental borrowing rates.


       COMPREHENSIVE                The Company follows the provisions of
       INCOME                       Statement of Financial Accounting Standards
                                    No. 130, REPORTING COMPREHENSIVE INCOME,
                                    ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any components of comprehensive income for the years ended December 31, 1999, 1998 and 1997.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACCOUNTING POLICIES
       (Continued)

       INDUSTRY SEGMENTS            The Company follows the provisions of
                                    Statement of Financial Accounting Standards
                                    No. 131, "Disclosure about Segments of an
                                    Enterprise and Related Information" ("SFAS
                                    No. 131"), which supersedes SFAS No. 14,
                                    "Financial Reporting for Segments of a
                                    Business Enterprise". SFAS No. 131
                                    establishes standards for the way that
                                    public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


       NEW ACCOUNTING               In June 1998, the Financial Accounting
       STANDARD NOT                 Standards Board issued SFAS No. 133,
       YET ADOPTED                  "Accounting for Derivatives Instruments and
                                    Hedging Activities" ("SFAS No. 133"). SFAS
                                    No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction.
                                    For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No.
                                    133, as amended by SFAS No. 137, is
                                    effective for all fiscal quarters of fiscal years beginning after June 15, 2000.


                                    Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     ACQUISITIONS                 On April 14, 1997, ART acquired from
       ACTIVITY                     Astro-Med, Inc. substantially all of the
                                    assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"),
                                    (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, with $50,000 paid at closing and a promissory note issued in the amount of $300,000 (see Note 7).


                                    During the year end December 31, 1998, the Company recorded an impairment loss on the long-lived assets related to the Astro-Med acquisition. The impairment was the result of the K3 Products technology failing to meet competitive demands. Included in the 1998 results of operations is an impairment loss of $192,201 which was due primarily to the reduction of the goodwill carrying value to zero. The Company also recorded a charge in 1998 of approximately $261,000 in cost of sales for the write-down of the related inventory to its net realizable value.


4.     INVENTORIES                  Inventories consist of the following:

                                      DECEMBER 31,                                                 1999               1998
                                      --------------------------------------------------------------------------------------
                                      Raw materials                                         $   252,237        $   303,689
                                      Work-in-process                                           233,966            330,812
                                      Finished goods                                            596,314            838,225
                                      --------------------------------------------------------------------------------------
                                      Total                                                 $ 1,082,517        $ 1,472,726
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     PROPERTY, PLANT              Property, plant and equipment consist of the
       AND EQUIPMENT                following:

                                                                              Asset
                                      DECEMBER 31,                            Lives                 1999              1998
                                      --------------------------------------------------------------------------------------
                                      Machinery and equipment              5 to 15 years    $  4,764,551      $  4,395,922

                                      Equipment held for lease                  10 years         539,222           451,456

                                      Building and improvements                20  years       1,903,221         1,843,594

                                      Furniture and fixtures                3 to 5 years         328,119           303,428

                                      --------------------------------------------------------------------------------------

                                                                                               7,535,113         6,994,400
                                      Less accumulated
                                        depreciation                                          (3,699,282)       (3,005,634)

                                      --------------------------------------------------------------------------------------

                                      Net property, plant and
                                        equipment                                           $  3,835,831      $  3,988,766
                                      ======================================================================================

                                    The Company had approximately $135,400 of assets under capital leases, included in machinery and equipment, at December 31, 1999 and 1998. Accumulated depreciation on these assets was approximately $33,307 and $24,300 at December 31, 1999 and 1998,
                                    respectively.


       EQUIPMENT                    The Company leases attaching machines under
       LEASING                      operating leases for periods of up to one
                                    year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years.
                                    Accumulated depreciation on leased equipment was $106,721 and $54,125 at December 31,
                                    1999 and 1998.



6.     GOODWILL AND OTHER           Goodwill and other intangibles consist of
       INTANGIBLES                  the following:

                                      DECEMBER 31,                                                 1999               1998
                                      --------------------------------------------------------------------------------------
                                      Goodwill                                             $  2,661,073        $ 2,661,073
                                      Accumulated amortization                               (1,074,350)          (943,831)
                                      --------------------------------------------------------------------------------------

                                      Net goodwill                                         $  1,586,723        $ 1,717,242
                                      ======================================================================================

                                      Patents                                              $    351,812        $   328,784
                                      Software development costs                                245,787            226,418
                                      Accumulated amortization                                 (474,712)          (457,204)

                                      --------------------------------------------------------------------------------------

                                      Net other intangibles                                $    122,887        $    97,998
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     DEBT

       REVOLVING CREDIT             The Company had a credit facility with a
       FACILITY                     bank which expired December 15, 1999. There
                                    were no outstanding borrowings on the
                                    working capital line of credit as of
                                    December 31, 1998. During fiscal 1999, 1998 and 1997, the maximum amount of borrowings under the line of credit was approximately
                                    $10,000, $723,000 and $1,422,000,
                                    respectively. The weighted average interest rate on the Company's line of credit was approximately 9% for the years 1999, 1998 and 1997, respectively.

                                    The Company has negotiated a new credit
                                    facility under similar terms.

       LONG-TERM DEBT               Long-term borrowings, excluding capital
                                    lease obligations, consist of:

                                      DECEMBER 31,                                                 1999               1998
                                      --------------------------------------------------------------------------------------
                                      Bonds payable                                           $ 580,000          $ 533,935


                                      $300,000 promissory note bearing interest at 8%
                                        per annum, payable in monthly installments
                                        of $9,551 through May 2001, collateralized
                                        by equipment purchased.                                 178,279            223,125


                                      Term note paid in 1999                                          -            141,670


                                      Other obligations                                               -             23,831

                                      --------------------------------------------------------------------------------------

                                                                                                758,279            922,561

                                      Less current maturities                                   711,464            356,751

                                      --------------------------------------------------------------------------------------

                                      Long-term bonds payable and debt                        $  46,815          $ 565,810
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     DEBT
       (Continued)


       LONG-TERM DEBT               In August 1995, the Company completed a
       (Continued)                  $600,000 private bond placement. The bonds
                                    carry an 11% interest rate and mature in May
                                    2000. In connection with the private bond placement, ART issued an aggregate of 279,000 warrants to the bondholders to purchase ART common stock at $3.00 per share. The warrants were exercisable upon issuance and expire in five years. The
                                    Company recorded the allocation between the detachable warrants and debt securities based on their relative fair values, as determined by a third party appraisal as of the issuance date. Accordingly, the proceeds related to the warrants are reported as additional paid-in capital and a discount on the debt securities of $202,000, which is being amortized to interest expense over the five-year term of the warrants. For the years 1999, 1998 and 1997, the Company recorded amortization of the bond discount of $46,065, $48,000 and $48,000, respectively and interest expense of
                                    $66,000. The unamortized bond discount
                                    remaining as of December 31, 1999 and 1998 was $20,000 and $66,065, respectively.



                                    On April 14, 1997, ART incurred a promissory
                                    note in the amount of $300,000, bearing
                                    interest of 8% per annum, through the
                                    acquisition of property and equipment from a manufacturer. The note was amended in 1999 which extended the due date to May 31, 2001 and provided for monthly payments of principal and interest of $9,551. The maturities on the promissory note are $131,464 and $46,815 for the years ended December 31, 2000 and 2001, respectively.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     DEBT
       (Continued)


       CAPITAL LEASES               The Company leases equipment under
                                    agreements which are classified as capital leases and expire on various dates. The lease agreements generally provide purchase options at the end of the original lease.
                                    Future minimum lease payments under
                                    noncancelable leases consist of the
                                    following:

                                       YEAR                                                                        Amount
                                      --------------------------------------------------------------------------------------
                                      2000                                                                        $ 27,800

                                      2001                                                                          22,639

                                      2002                                                                           5,660
                                      --------------------------------------------------------------------------------------

                                      Total minimum lease payments                                                  56,099

                                      Less amounts representing interest                                             6,758
                                      --------------------------------------------------------------------------------------

                                                                                                                    49,341

                                      Less current portion                                                          23,811
                                      --------------------------------------------------------------------------------------
                                      Long-term capital lease obligation                                          $ 25,530
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     INCOME TAXES                 The income tax provision for each of the
                                    three years in the period ended December 31, 1999 consists of the following:

                                                                                  1999              1998              1997
                                      --------------------------------------------------------------------------------------
                                      Current:

                                         Federal                             $       -         $       -          $      -

                                         State                                  69,313           115,583            15,156

                                      --------------------------------------------------------------------------------------

                                      Total                                     69,313           115,583            15,156


                                      Deferred                                 (49,000)           84,000            34,844

                                      --------------------------------------------------------------------------------------

                                      Total income tax expense               $  20,313         $ 199,583          $ 50,000
                                      ======================================================================================

                                    The Company's federal net operating loss
                                    ("NOL") carryforwards were approximately
                                    $2,002,000 at December 31, 1999. During the three years ended December 31, 1999, the Company utilized approximately $0, $137,000 and $32,000, of its NOL carryforwards. The NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     INCOME TAXES                 The components of the net deferred tax
       (Continued)                  assets were as follows as of December 31:

                                                                                                   1999               1998
                                      --------------------------------------------------------------------------------------

                                      Deferred tax liabilities:

                                         Basis difference of equipment                     $    (59,770)      $          -

                                         Software development costs                                   -             (2,330)

                                      --------------------------------------------------------------------------------------


                                         Total deferred tax liability                           (59,770)            (2,330)

                                      --------------------------------------------------------------------------------------


                                      Deferred tax assets:

                                         Inventories                                            218,560            409,134

                                         Patents                                                294,560            327,333

                                         Other                                                  346,009            254,719

                                         Net operating loss carryforwards                       680,680            682,355

                                         Valuation allowance                                 (1,056,116)        (1,296,288)

                                      --------------------------------------------------------------------------------------


                                      Total deferred tax assets                                 483,693            377,253

                                      --------------------------------------------------------------------------------------


                                      Net deferred tax assets                              $    423,923       $    374,923
                                      ======================================================================================

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

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     INCOME TAXES                 The Company files a consolidated federal
       (Continued)                  income tax return. For financial statement
                                    purposes, the actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate
                                    (34%) as follows:

                                                                                    1999             1998             1997
                                      --------------------------------------------------------------------------------------

                                      Tax provision computed at

                                        statutory rate                        $  151,422        $  21,470        $  27,795

                                      Increases (reductions) due to:

                                         Nondeductible expenses                    3,850            2,034            2,720

                                         Amortization of goodwill                 39,054           39,054           39,054

                                         State income taxes net of

                                           federal benefit                        45,747           76,285                -

                                         Changes in valuation

                                           allowance estimates                  (240,172)         112,309                -

                                         Other                                    20,412          (51,569)         (19,569)

                                      --------------------------------------------------------------------------------------


                                      Income tax expense                      $   20,313        $ 199,583        $  50,000
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. EMPLOYEE BENEFIT                 Micron established an Employee Stock
   PLANS                            Ownership Plan ("ESOP") as a result of a
                                    previous plan of reorganization. The ESOP is non-contributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP.
                                    The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the ESOP plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity. The
                                    Company accounts for its ESOP in accordance with Statement of Position 76-3.
                                    Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation. The Company has elected to recognize compensation expense based on contributions made. There are no repurchase obligations by the Company. The Company contributed and recorded compensation expense of $39,277, $42,857 and $42,857 during the years ended December 31, 1999, 1998, and 1997, respectively.



                                    The Company sponsors an Employee Savings and
                                    Investment Plan under Section 401(k) of the
                                    Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 20% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 1999, 1998 and 1997, respectively.



10.    COMMITMENTS AND
       CONTINGENCIES


       ROYALTIES                    ART licenses its signal-averaging technology
                                    from an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $30,000 annually. The royalties paid were $30,000, $35,000 and $25,000 for 1999, 1998 and 1997, respectively.


       ELECTROPHYSIOLOGY            ART and Prucka Engineering, Inc. ("Prucka"),
       PRODUCTS CONTRACT            the manufacturer of the CardioLab and
                                    CardioMapp products (the "Products") have an agreement related to ART's exclusive distribution of the Products. The agreement provides for ART to receive a 3% commission on CardioLab sales through December 31, 2002. The commission percentage is reduced to .75% on sales in excess of $10,000,000 annually. The commissions earned were approximately $385,000, $485,000 and
                                    $463,000 for the years 1999, 1998 and 1997,
                                    respectively.

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



                                    Micron has been identified as a "potential responsible party" (PRP) under the Comprehensive Environmental Response and may be required to share in the cost of cleanup with respect to its Fitchburg, Massachusetts manufacturing facility. In January 1998, Micron filed information with the Massachusetts Department on Environmental Protection (DEP) to allow further subsurface investigation and a consequent risk assessment to be performed. The Company's environmental engineers have developed estimates of the possible remediation costs for this facility of approximately $50,000. The Company accrues the best estimates of these costs when it is probable that a liability has been incurred. At December 31, 1999 and 1998, the balance sheet included an accrual for these costs of approximately $50,000 and $92,000, respectively. In addition, to comply with environmental laws and regulations, the Company spent approximately $700,000 for capital improvements in 1997.



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

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND
       CONTINGENCIES
       (Continued)


       OPERATING LEASES             The Company leases certain office space,
                                    facilities, vehicles and equipment under non-cancelable lease arrangements. Rent expense under all operating leases was approximately $115,000, $106,000 and
                                    $158,000 in 1999, 1998 and 1997,
                                    respectively.


                                    Future minimum operating lease payments as of December 31, 1999 are approximately as follows:

                                                                                                                 Operating
                                       YEAR                                                                      Leases
                                      --------------------------------------------------------------------------------------
                                      2000                                                                       $  84,000

                                      2001                                                                          51,000

                                      2002                                                                          37,000

                                      2003                                                                          14,000

                                      2004                                                                           7,000

                                      --------------------------------------------------------------------------------------

                                      Total                                                                      $ 193,000
                                      ======================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    SUPPLEMENTAL                 Cash paid for income taxes and interest for
       CASH FLOWS                   the years ended December 31 is as follows:
       INFORMATION

                                                                                    1999             1998             1997
                                      --------------------------------------------------------------------------------------

                                      Income taxes                             $ 110,172        $  94,860        $ 350,000



                                      Interest                                 $ 139,060        $ 218,447        $ 245,845



                                      Non-cash activities:
                                         Capital asset lease additions
                                           and related obligation              $       -        $       -        $ 485,080

                                         Directors fees paid in stock          $  37,313        $       -        $       -


12.    RELATED PARTY                The Company obtains legal services with
       TRANSACTIONS                 respect to its patents from a law firm, a
                                    partner of which is a shareholder and
                                    Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $41,000, $3,300 and $20,000 for years 1999, 1998 and 1997, respectively. The amounts owed to this firm at December 31, 1999, 1998 and 1997 were approximately $31,000, $18,000 and $22,000, respectively.



                                    Cardio Digital Inc. ("CDI") has four
                                    shareholders who are also shareholders of the Company. Royalties to CDI were $2,700, $2,700 and $6,300 for years 1999, 1998, and
                                    1997, respectively. The amounts owed to CDI at December 31, 1999, 1998 and 1997 were $15,700, $19,000 and $16,300, respectively.



                                    During the years 1999, 1998, and 1997
                                    healthcare coverage premiums of
                                    approximately $8,500, $8,300 and $8,900,
                                    respectively, were paid on behalf of a
                                    Director of the Company in exchange for
                                    consulting services.

                                    The Company obtains consulting services from a shareholder and Director of the Company related to acquisitions and other negotiations. Fees for services paid were approximately $0, $0 and $25,000 for years 1999, 1998 and 1997, respectively.

13.    STOCK OPTIONS                The Company has reserved 250,000 shares of
                                    its common stock for issuance to officers and key employees pursuant to a Incentive
                                    Stock Option Plan (the "Option Plan"). Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. The range of exercise prices was $1.06 to $6.00 per share for all options outstanding and granted under the Option
                                    Plan with a weighted average exercise price of $1.63 per share and weighted average remaining life of 4.7 years. In September
                                    1998, the Board of Directors repriced 96,000 options outstanding under the Option Plan to reflect the fair market value on the effective date of $1.06 per share.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTIONS                   Transactions under the Option Plan are
     (Continued)                    summarized as follows:

                                                                                  1999              1998              1997
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        beginning of year                      110,000           163,000           177,000

                                           Granted                                   -                 -            25,000

                                           Cancelled/expired                    (2,500)          (53,000)          (39,000)

                                      --------------------------------------------------------------------------------------


                                      Options outstanding at
                                        end of year                            107,500           110,000           163,000

                                      ======================================================================================


                                      Options exercised to date                  2,000             2,000             2,000

                                      --------------------------------------------------------------------------------------


                                      Available for grant at
                                        end of year                            140,500           138,000            85,000
                                      ======================================================================================



                                      Exercisable at end of year               102,700            95,400            91,800
                                      ======================================================================================



                                      Weighted-average fair value
                                        of options granted                   $       -           $     -            $ 1.34
                                      ======================================================================================

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



                                    As of December 31, 1999 the exercise price for all Non-plan options outstanding was $1.06 per share with a weighted average exercise price of $1.06 per share and a weighted average remaining life of 4.9 years.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTIONS                   Transactions relative to Non-plan options
    (Continued)                     are summarized as follows:

                                                                                  1999              1998              1997
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        beginning of year                       99,000           177,000           197,000

                                           Granted                                   -                 -                 -

                                           Cancelled/expired                         -           (78,000)          (20,000)

                                      --------------------------------------------------------------------------------------


                                      Options outstanding at
                                        end of year                             99,000            99,000           177,000
                                      ======================================================================================



                                      Exercisable at end of year                99,000            96,750           136,500
                                      ======================================================================================

                                    The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                                                      1999            1998            1997
                                      --------------------------------------------------------------------------------------

                                      Net income (loss) - as reported            $ 425,045      $ (136,438)      $  31,752

                                      Net income (loss) - pro forma              $ 414,161      $ (269,539)      $ (10,867)



                                      Basic and diluted income (loss)
                                        per share - as reported                  $    0.12      $    (0.04)      $     .01

                                      Basic and diluted income (loss)
                                        per share - pro forma                    $    0.12      $    (0.08)      $    (.01)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    STOCK OPTIONS                The fair value of each stock option granted
       (Continued)                  is estimated on the date of grant using the
                                    Black-Scholes option-pricing model. The
                                    weighted average assumptions for the year ended December 31, 1998 were a dividend yield of 0.0%, expected volatility of 46.1%, a risk-free interest rate of 4.33%, and an expected life of 6.07. The weighted average assumptions for the year ended 1997 were a dividend yield of 0.0%, expected volatility of 57%, a risk-free interest rate of 6.22% and an expected life of 5.8 years.



                                    In August 1995, warrants were issued to
                                    bondholders to purchase an aggregate of
                                    279,000 shares of common stock at $3.00 per share which expire five years from the date of the bond.



14.    INDUSTRY AND                 The Company's operations are classified into
       GEOGRAPHIC                   two business segments for December 31, 1999:
       SEGMENTS                     medical electrode components and
                                    computerized medical instruments.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INDUSTRY AND
       GEOGRAPHIC
       SEGMENTS
       (Continued)


 The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 1999, 1998 and 1997:

                                                      Medical         Computerized
                                                     Electrode           Medical
                                                    Components         Instruments        Corporate        Consolidated
----------------------------------------------------------------------------------------------------------------------------
        Year ended December 31, 1999

        Sales                                        $9,718,408          $  661,176      $        -         $10,379,584
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                      $1,529,928          $ (740,889)     $ (130,519)        $   658,520
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                         $  504,817          $        -      $   35,896         $   540,713
        Depreciation and Amortization                $  637,381          $   13,975      $  236,384         $   887,740
        Identifiable assets at
          December 31, 1999                          $7,076,354          $  473,374      $2,151,958         $ 9,701,686
============================================================================================================================



        Year ended December 31, 1998

        Sales                                        $8,444,870          $  915,726      $        -         $ 9,360,596
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                      $1,263,650          $ (953,764)     $ (129,890)        $   179,996
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                         $  453,112          $        -      $   23,905         $   477,017
        Depreciation and Amortization                $  650,705          $   27,053      $  204,160         $   881,918
        Identifiable assets at
          December 31, 1998                          $6,188,950          $  574,019      $3,227,175         $ 9,990,144
============================================================================================================================



        Year ended December 31, 1997

        Sales                                        $9,495,653          $2,391,534      $        -         $11,887,187
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                      $1,263,189          $ (549,287)     $ (254,127)        $   459,775
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                         $1,099,354          $        -      $   10,790         $ 1,110,144
        Depreciation and Amortization                $  554,066          $   25,204      $  158,410         $   737,680
        Identifiable assets at
          December 31, 1997                          $7,324,601          $1,341,275      $3,166,534         $11,832,410
============================================================================================================================

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    INDUSTRY AND                 The following table sets forth the
       GEOGRAPHIC                   geographic distribution of the Company's net
       SEGMENTS                     sales:
       (Continued)

                                      REGION                                      1999              1998              1997
                                      --------------------------------------------------------------------------------------

                                      United States                      $   3,349,427       $ 4,898,191     $   7,156,957

                                      Europe                                 2,951,797         2,678,710         2,726,142

                                      Canada, Mexico &
                                        South America                        3,679,873         1,557,356         1,715,115

                                      Pacific Rim                              315,256           173,966           236,654

                                      Other                                     83,231            52,373            52,319

                                      --------------------------------------------------------------------------------------


                                      Net Sales                          $  10,379,584       $ 9,360,596     $  11,887,187
                                      ======================================================================================

                                    The following table sets forth the
                                    percentage of net sales to significant
                                    customers of the medical electrode
                                    components segment in relation to total
                                    segment sales:

                                      CUSTOMERS                                   1999              1998              1997
                                      --------------------------------------------------------------------------------------

                                      A                                             37%               32%               35%

                                      B                                             28%               15%                5%

                                      C                                             11%               11%               13%

                                      D                                              -                25%               23%

                                    There was no single significant customer for the computerized medical instruments segment during the three years ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company are as follows:


                NAME                  AGE               POSITION WITH THE COMPANY
-----------------------------------------------------------------------------------------------
Anthony A. Cetrone..................   71   Chairman of the Board of Directors, Chief
                                            Executive Officer of Micron, Director
Nancy C. Arnold.....................   52   President  and General Counsel
Julius Tabin, Ph.D..................   80   Director
Paul F. Walter, MD..................   62   Director
Russell C. Chambers, MD.............   56   Director
E.P. Marinos........................   58   Director

  The Directors are divided into three classes with rotating three-year terms. Dr. Chambers and Mr. Cetrone were elected to serve as Directors until the 2002 annual meeting of shareholders. Mr. Marinos and Dr. Tabin were elected to serve until the 2001 annual meeting of shareholders and Dr.Walter has been elected to serve until the 2000 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

  E.P. (LOU) MARINOS was appointed President and Chief Executive Officer of the Company in March 1995 and resigned in May, 1997. Mr. Marinos, until he resigned, also served in the capacity of Chief Financial Officer and Chief Operating Officer since joining the Company in May, 1994. Prior to joining the Company Mr. Marinos held senior executive management or Director positions with Intermedics, Inc., Carbon Implants, Inc., Bio-International, Inc. and Endevco, Inc. He was also a senior partner with Deloitte & Touche. Mr. Marinos is presently Chairman of the Board of Midcoast Interstate Transmission, Inc. and President and Chief Executive Officer of Kansas Pipeline Co.

  ANTHONY A. CETRONE has been President of Micron since 1988 and chairman of its Board from June 1990 to the present. Mr. Cetrone also served as President and Chief Executive Officer of the Company from January 1993 to March 1995. Mr. Cetrone was appointed Chairman of the Board in November 1996.

  NANCY C. ARNOLD has been Secretary of the Company since March 1988 and General Counsel since January 1990. She was elected Vice President in 1997, and President in 1999.

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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                          ------------------------
                                                          ANNUAL COMPENSATION               AWARDS     PAYOUTS
                                                ------------------------------------------------------------------
                                                                                            STOCK     LONG-TERM        ALL
                                                                                            OPTIONS   INCENTIVE       OTHER
         NAME AND PRINCIPAL POSITION             YEAR     SALARY     BONUS   OPTIONS(1)      (SH)      PAYOUTS    COMPENSATION
----------------------------------------------- -------- ---------  -------------------------------------------------------------
Anthony A. Cetrone, President, Micron            1999  $  103,200          -        -           -           -             -
Products Inc.
Nancy C. Arnold, President, Arrhythmia
Research Technology, Inc.                        1999  $   83,000          -        -           -           -             -
Anthony A. Cetrone, President, Micron            1998      98,000      5,282        -           -           -             -
Products Inc.
Sidney M. Barbanel, President and Chief          1998  $   70,833          -        -           -           -             -
Executive Officer
E. P. Marinos, former President and Chief        1997  $   62,800  $   4,000        -           -           -             -
Executive Officer
Anthony A. Cetrone, President, Micron            1997  $   98,000     13,569        -           -           -             -
Products Inc.
Sidney M. Barbanel, President and Chief          1997  $   43,800          -        -           -           -             -
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


                        OPTION GRANTS IN LAST FISCAL YEAR


  There were no options granted during fiscal year 1999.

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                        VALUE REALIZED   NUMBER OF UNEXERCISED OPTIONS          VALUE OF UNEXERCISED
                            SHARES     (MARKET PRICE AT    HELD AT DECEMBER 31, 1999           IN-THE-MONEY OPTIONS AT
                                                                                                  DECEMBER 31, 1999
                                                        --------------------------------- ----------------------------------
                           ACQUIRED      EXERCISE LESS
         NAME            ON EXERCISE    EXERCISE PRICE)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------ ------------- ------------------ ------------------------------------------------ -----------------
Anthony A. Cetrone.....          -      $         -            66,750           7,250       $     37,714    $        4,096


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

  Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 1999, except Russell C. Chambers who inadvertently neglected to file with respect to certain purchases of the Company's common stock in October 1999. Dr. Chambers has corrected the omission.

EMPLOYMENT ARRANGEMENTS

  ANTHONY A. CETRONE

  Mr. Cetrone's employment agreement expired in 1996 It is currently being renegotiated. He is receiving the same compensation he received pursuant to his agreement. He is being paid a base salary of $103,200 per annum and he is entitled to bonus compensation in the amount of 5% of Micron's net income after taxes above $500,000.


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

  Options to purchase an aggregate of 229,000 shares of Common Stock at an exercise price of $2.25 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 2,000 shares were exercised and options to purchase 87,500 shares granted to ten former employees were canceled due to termination of employment or death of the employees. During 1993, 2,000 shares were exercised. As of December 31, 1995, included in the total are options to purchase 97,000, 60,000, 25,000, and 30,000 shares, granted to E.P. Marinos, Anthony Cetrone, Nancy C. Garbade, and William
E. Cooper, respectively. Mr. Coopers' options terminated upon his resignation in 1996. During the year ended December 31, 1997, 25,000 options to purchase shares were granted to one employee, which were terminated upon his resignation. Mr. Marinos forfeited 56,000 options upon his resignation in 1997. During the year ended December 31, 1995, options to purchase 130,000 shares were granted to eight employees. In September 1998, the Board of Directors adjusted the exercise price of the options granted to the Directors and officers of the company to reflect the current fair market value of the stock, which was $1.06. During the years ended December 31, 1999 and 1998, no options were granted.

    OTHER OPTIONS

  In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 1999, options for 55,251 shares have been exercised and options for 302,700 shares have been terminated/forfeited.

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

      MEDICAL CONSULTANTS

  From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 1997 , 1998 and 1999, the Company used consultants on a specific project basis. Amounts paid to consultants during 1997, 1998 and 1999 were not material.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of March 24, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock,
(ii) each director of the Company and (iii) all officers and directors as a group.

                                                                            BENEFICIAL
                                                                           OWNERSHIP (1)
                                                                        --------------------
                 NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER   PERCENT
--------------------------------------------------------------------------------------------
Russell C. Chambers, M.D. (3)..........................................    427,065  11.89
Julius Tabin, Ph.D.....................................................     88,375   2.46
Paul F. Walter, M.D....................................................     69,375   1.93
Anthony A. Cetrone (4).................................................    134,317   3.73
E.P. Marinos...........................................................     54,167   1.50

All officers and directors as a group ( 6 persons) (5).................    814,374  22.67

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

4. Includes 67,567 shares held by the Micron Employee Stock Ownership Plan over which Mr. Cetrone shares voting power as Trustee.

5. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 1999, as follows:


                   NAME                              NUMBER
--------------------------------------------    ------------------
E.P. Marinos..............................                 42,000
Russell C. Chambers, M.D..................                 18,000
Julius Tabin..............................                 18,000
Paul F. Walter, M.D.......................                 18,000
Nancy C. Arnold...........................                 22,500
Anthony A. Cetrone........................                 74,000

                                                ------------------

     Total................................                192,500
                                                ==================

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

  In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees for the years ended December 31, 1999, 1998 and 1997 were $2,700, $2,700 and $6,300, respectively.

  Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception and he and other members of the firm are shareholders of the Company. For the years ended December 31, 1999, 1998 and 1997, the law firm billed the Company approximately $40,638, $3,286 and $20,000, respectively, for legal services rendered and patent prosecution costs. The amounts owed to the firm at December 31, 1999, 1998, and 1997 were approximately $31,000, $18,000 and
$22,000, respectively.

  Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 1999, 1998 and 1997, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $8,522, $8,320 and $8,900, respectively.

  The Company obtains consulting services, with respect to acquisitions, financial road shows, and other negotiations, from a shareholder and Director of the Company. Fees for services paid to this Director were approximately $0, $0 and $25,000 for years 1999, 1998 and 1997, respectively. The amounts owed to the Director were approximately $0, $0 and $4,200 for December 31, 1999, 1998 and 1997, respectively.

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

  (3) Exhibits

  The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:

                               DESCRIPTION OF EXHIBIT
          ---------------------------------------------------------------------

           27       Financial Data Schedule

(b) Reports filed in the fourth quarter on Form 8-K:

  None

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ARRHYTHMIA RESEARCH TECHNOLOGY, INC.



BY: /s/ Anthony A. Cetrone
    ---------------------------------------------
        Anthony A. Cetrone
        Chairman of the Board & President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                         CAPACITY                             DATE
------------------------------------------------------  ----------------------------------------- ----------------------------
                                                        Chairman of the Board & President,
                                                        Arrhythmia Research Technology, Inc.,
                                                        President & Chief Executive Officer,
/s/ Anthony A. Cetrone                                  Micron Products Inc.                      March 30, 2000
------------------------------------------------------
Anthony A. Cetrone

/s/ Russell C. Chambers                                 Director                                  March 30, 2000
------------------------------------------------------
Russell C. Chambers

/s/ Julius Tabin                                        Director                                  March 30, 2000
------------------------------------------------------
Julius Tabin

/s/ E. P. Marinos                                       Director                                  March 30, 2000
------------------------------------------------------
E. P. Marinos

/s/ Paul F. Walter                                      Director                                  March 30, 2000
------------------------------------------------------
Paul F. Walter

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT                                            PAGE
------------   ----------------------------------------------------------------------------------------------------   -------
    3.0        Articles of Incorporation...........................................................................     (a)
    3.1        By-laws.............................................................................................     (a)
    3.2        Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
               Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation.......................     (a)
    3.3        Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
               Arrhythmia Research Technology, Inc., a Delaware corporation........................................     (a)
    4.0        Form of Certificate evidencing shares of the Company's Common Stock.................................     (a)
    4.1        Form of Non-plan Options to purchase Company Common Stock...........................................     (c)
    4.2        Form of Options to purchase Company Common Stock under the 1987 Incentive Stock Option Plan.........     (a)
    4.3        Form of Underwriter's Warrant.......................................................................     (c)
    4.4        Bond Indenture and Bond Form........................................................................
    4.5        Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan....................
    4.6        Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan....................
   10.0        Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated November 20, 1989.....     (b)
   10.1        Amendment to Distribution Agreement dated November 20, 1989.........................................     (b)
   10.2        Lockup Agreement....................................................................................     (a)
   10.3        Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987.........     (a)
   10.4        Amendment to Manufacturing agreement dated June 15, 1987............................................     (a)
   10.5        Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989.............
                                                                                                                        (c)
   10.6        Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990............
                                                                                                                        (c)
   10.7        Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990...........
                                                                                                                        (c)
   10.8        Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990................
                                                                                                                        (c)
   10.9        License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART..........
                                                                                                                        (a)
   10.10       Amendment to License Agreement dated June 1, 1985...................................................     (a)
   10.11       License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc. to
               ART.................................................................................................     (a)
   10.12       Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
               Cardiodigital Industries, Inc. to ART...............................................................     (a)
   10.13       Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
               Louisiana corporation...............................................................................     (a)
   10.14       Settlement Agreement, dated February 23, 1990, by and among Baylor College of Medicine, The
               Methodist Hospital Foundation and The Methodist Hospital and Matthew W. Prucka, Delphi Computer
               Systems Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia Research
               Technology, Inc.....................................................................................     (c)
   10.15       Form of Employment Agreement dated June 1, 1991, by and between the Company and David A. Jenkins....     (c)
   10.16       Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February 6,
               1991................................................................................................     (b)
   10.17       O E M Agreement by and between Vascor Medical Corporation, Vascomed and ART dated December 14,
               1991................................................................................................     (d)
   10.18       Amendment to O E M Agreement dated December 14, 1991................................................     (d)
   10.19       O E M agreement by and between Professional Catheter Corporation and ART dated September 11, 1992...     (f)
   10.20       Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated May 28, 1992..........     (f)



      10.21    Employment Agreement, dated November 24, 1992, between the Company and Anthony A. Cetrone...........      (f)
      10.22    Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
               Tucker & Harris, L.L.P. and ART.....................................................................      (f)
               Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research
      10.23    Technology, Inc., ART Merger Subsidiary II, Inc., Micron Products Inc. and Micron Medical
               Products Inc........................................................................................      (e)
      10.24    Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron
               Products Inc........................................................................................      (e)
      10.25    Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and
               Corazonix Corporation...............................................................................      (g)
      10.26    Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation..........................................................      (i)
      10.27    Manufacturing and Equipment Lease Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation..........................................................      (i)
      10.28    Letter of Intent dated September 28, 1993, between Arrhythmia Research Technology, Inc. and Lite
               Tech, L. P..........................................................................................      (i)
      10.29    Letter of Intent, dated September 28, 1993 by and between Arrhythmia Research Technology, Inc. and
               Mr. John Curley and Mr. Thomas Krug.................................................................      (i)
      10.30    Agreement by and between Arrhythmia Research Technology, Inc. and Prucka Engineering, Inc., dated
               August 1994.........................................................................................      (j)
      10.31    First and Second Amendments to Manufacturing and Equipment Lease, dated August 31, 1994 and
               October 6, 1994, respectively, between Arrhythmia Research Technology, Inc. and Corazonix
               Corporation.........................................................................................      (j)
      10.32    Agreement and Modification of Second Amendment to Manufacturing and Equipment Lease Agreement
               dated November 4, 1994, between Arrhythmia Research Technology, Inc. and Corazonix Corporation......      (j)
      10.33    Employment Agreement, dated March 1, 1996, between the Company and E. P. Marinos....................
      10.34    Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
      10.35    Manufacturing Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
      10.36    Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
      10.37    Manufacturing Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
      10.38    Software Conversion Agreement, dated April 21,1 997, between Arrhythmia Research Technology, Inc.
               and Softheart, Inc.
      10.39    License Agreement, dated April 21, 1997, between Arrhythmia Research Technology, Inc. and
               Softheart, Inc.
       22.0    Subsidiaries........................................................................................     (f)
       27.0    Financial Data Schedule
       28.0    1987 Incentive Stock Option Plan....................................................................     (a)
       28.1    Option Agreement, dated March 18, 1991, between the Company and Julius Tabin........................     (f)
       28.2    Option Agreement, dated March 18, 1991, between the Company and Robert A. Simms.....................     (f)
       28.3    Option Agreement, dated March 18, 1991, between the Company and Tom Podl............................     (f)
       28.4    Option Agreement, dated March 18, 1991, between the Company and Paul F. Walter......................     (f)
       28.5    Option Agreement, dated March 18, 1991 between the Company and Russell C. Chambers..................     (f)
       28.6    Option Agreement, dated August 21, 1990, between the Company and Robert A. Simms....................     (f)
       28.7    Option Agreement, dated March 8, 1993, between the Company and Anthony A. Cetrone...................     (i)
       28.8    Option Agreement, dated March 8, 1993, between the Company and Wayne Schroeder......................     (i)
       28.9    Merger Agreement, dated December 26, 1993, between Micron Products Inc. and Micron Medical
               Products Inc........................................................................................     (i)
      28.10    Articles of Merger of Parent and Subsidiary.........................................................     (i)
      28.11    Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and
               entered on November 15, 1993........................................................................     (h)

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

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                                   SCHEDULE II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Shareholders
Arrhythmia Research Technology, Inc.

  The audits referred to in our report dated February 18, 2000 relating to the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary, which is contained in Item 8 of this form 10-K included the audit of the financial statements schedules for the years ended December 31, 1999 and 1998 listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1999 and 1998.


Boston, Massachusetts
February 18, 2000                                        /s/ BDO SEIDMAN L.L.P.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                                   SCHEDULE II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Shareholders
Arrhythmia Research Technology, Inc.

  Our report on the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary is included elsewhere in this Form 10-K. In connection with audits of such financial statements, we have also audited the 1997 information in the financial statement schedule listed in Item 14(a)(2) herein.

  In our opinion, the 1997 information in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PRICEWATERHOUSECOOPERS LLP
COOPERS & LYBRAND L.L.P.


Austin, Texas
March 20, 1998

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at             Charged to                                Balance
                                              Beginning of             Costs and                                at End
                                                 Period                Expenses           Deductions           of Period
--------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   1999                                         $   72,192              $  48,375           $ 37,364        $    83,203
==========================================================================================================================

   1998                                         $   61,318              $  21,518           $ 10,644        $    72,192
==========================================================================================================================

   1997                                         $   29,864              $  39,000           $  7,546        $    61,318
==========================================================================================================================



ALLOWANCE FOR SLOW-MOVING INVENTORIES:

   1999                                         $1,022,835              $       -           $564,335        $   458,500
==========================================================================================================================

   1998                                         $  820,610              $ 202,225           $      -        $ 1,022,835
==========================================================================================================================

   1997                                         $ 912,9522              $       -           $ 92,342        $   820,610
==========================================================================================================================