Form 10-Q
period 2000-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2000-05-15
CIK 819689

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from               to
                                           -------------    -------------


                                     1-9731
                              (COMMISSION FILE NO.)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 72-0925679
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
               OR ORGANIZATION)                        IDENTIFICATION NO.)

              1101 SOUTH CAPITAL OF TEXAS HIGHWAY
                    BUILDING G - SUITE 200
                         AUSTIN, TEXAS                            78746
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
                                      ----   ----

As of May 5, 2000 there were 3,397,277 shares of common stock outstanding.

This report consists of 9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                 March 31, 2000

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

PART II - OTHER INFORMATION..........................................................................................9

    Item 1.  Legal Proceedings.......................................................................................9
    Item 2.  Changes in Securities - none............................................................................9
    Item 3.  Defaults Upon Senior Securities - none..................................................................9
    Item 4.  Submission of Matters to a Vote of Security Holders - none..............................................9
    Item 5.  Other Information - none................................................................................9
    Item 6.  Exhibits and Reports on Form 8-K - none.................................................................9
    SIGNATURES.......................................................................................................9


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                                  March 31,           December 31,
                                              ASSETS                                                2000                  1999
                                                                                                ------------          -----------
Current assets:
  Cash and cash equivalents ..........................................................          $   477,506           $   455,674
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $83,203 and $83,203 .......................................................            1,605,396             1,653,098
  Inventories, net ...................................................................            1,201,204             1,082,517
  Income Tax Recoverable .............................................................              329,408               329,408
  Other current assets ...............................................................               75,687                52,172
                                                                                                -----------           -----------
    Total current assets .............................................................            3,689,201             3,572,869

Property and equipment, net of accumulated depreciation of $3,888,370 and
       $3,699,282 ....................................................................            3,788,250             3,835,831
Patent and software development costs, net of accumulated amortization of $482,470
       and $474,712 ..................................................................              121,956               122,887
Goodwill, net of accumulated amortization of $919,076 and $886,603 ...................            1,554,250             1,586,723
Deferred Leasing Costs, net of accumulated amortization of $560 and $0 ...............                6,150                 6,710
Deferred income taxes, net ...........................................................              423,923               423,923
Other assets .........................................................................              293,232               152,743
                                                                                                -----------           -----------
    Total assets .....................................................................          $ 9,876,962           $ 9,701,686
                                                                                                ===========           ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ........................................................          $         0           $         0
  Current maturities of bonds payable and long-term debt .............................              723,464               711,464
  Current maturities of capital lease obligations ....................................               14,757                23,811
  Accounts payable ...................................................................              435,210               412,933
  Accrued liabilities and Other Liabilities ..........................................              319,069               250,714
                                                                                                -----------           -----------
    Total current liabilities ........................................................            1,492,500             1,398,922

Other long-term debt, net of current maturities ......................................               46,815                46,815
Capital lease obligations, net of current portion ....................................               25,530                25,530
Deferred revenue .....................................................................                6,847                 8,680
                                                                                                -----------           -----------
    Total liabilities ................................................................            1,571,692             1,479,947
                                                                                                -----------           -----------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ............                    -                     -
  Common stock, $.01 par value; 10,000,000 shares authorized; ........................
      3,711,883 issued ...............................................................               37,119                37,119
Additional paid-in-capital ...........................................................            8,946,293             8,946,293
Common stock held in treasury, 307,506 and 298,406 shares at cost ....................           (1,170,092)           (1,151,892)
Unearned ESOP compensation ...........................................................                    0                     0
Retained earnings ....................................................................              491,950               390,219
                                                                                                -----------           -----------
    Total shareholders' equity .......................................................            8,305,270             8,221,739
                                                                                                -----------           -----------
    Total liabilities and shareholders' equity .......................................          $ 9,876,962           $ 9,701,686
                                                                                                ===========           ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                 ------------------------------------
                                                                      2000                  1999
                                                                 -------------          -------------
Net sales .............................................          $   2,543,826          $   2,441,683
Cost of sales .........................................              1,676,634              1,729,094
                                                                 -------------          -------------

Gross profit ..........................................                867,192                712,589
                                                                 -------------          -------------

Selling and marketing .................................                105,580                 70,598
General and administrative ............................                487,138                500,827
Research and development ..............................                 52,927                 44,860
Amortization of goodwill ..............................                 32,472                 33,102
                                                                 -------------          -------------
Total expenses ........................................                678,117                649,387
                                                                 -------------          -------------

Income from operations ................................                189,075                 63,202

Other expense:
  Interest expense ....................................                  7,239                  9,977
  Other ...............................................                 28,105                 35,873
                                                                 -------------          -------------

Income before income taxes ............................                153,731                 17,352
Income taxes ..........................................                 52,000                 18,483
                                                                 -------------          -------------

Net income (loss) .....................................          $     101,731          $      (1,131)
                                                                 =============          =============

Net income (loss) per share - basic ...................          $        0.03          $        0.00
                                                                 =============          =============

Weighted average number of common

  shares outstanding ..................................              3,405,377              3,485,001
                                                                 =============          =============


Net income (loss) per share - diluted .................          $        0.03          $        0.00
                                                                 =============          =============

Dillutive average number of common
  equivalent shares outstanding .......................              3,465,921              3,485,001
                                                                 =============          =============


The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                           Retained
                                                             Additional                     Unearned       Earnings
                                      Common Shares           Paid-in       Treasury          ESOP      (Accumulated
                                  Number        Amount        Capital        Stock       Compensation      Deficit)        Total
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
January 1, 1996 ..............   3,564,511    $   36,792    $ 8,899,261    $  (868,740)   $  (167,848)   $  (546,718)   $ 7,352,747
Exercise of options...........
Maturity and repurchases of
  redeemable common stock ....                                   10,046                                                      10,046
ESOP payments ................                                                                 42,857                        42,857
Treasury stock purchase ......      (1,410)                                    (10,047)                                     (10,047)
Net income ...................                                                                               616,578        616,578
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
December 31, 1996 ............   3,563,101        36,792      8,909,307       (878,787)      (124,991)        69,860      8,012,181
Maturity and repurchases of
  redeemable common stock.....
Treasury stock purchase.......
ESOP payments ................                                                                 42,857                        42,857
Net income ...................                                                                                31,752         31,752
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
December 31, 1997 ............   3,563,101        36,792      8,909,307       (878,787)       (82,134)       101,612      8,086,790
Treasury stock purchase ......     (28,400)                                    (34,297)                                     (34,297)
ESOP payments ................                                                                 42,857                        42,857
Net income ...................                                                                              (136,438)      (136,438)
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
December 31, 1998 ............   3,534,701        36,792      8,909,307       (913,084)       (39,277)       (34,826)     7,958,912
Issuance of common stock .....      32,667           327         36,986                                                      37,313
Treasury stock purchase ......    (153,891)                                   (238,808)                                    (238,808)
ESOP payments ................                                                                 39,277                        39,277
Net income ...................                                                                               425,045        425,045
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
December 31, 1999 ............   3,413,477        37,119      8,946,293     (1,151,892)             0        390,219      8,221,739
Treasury stock purchase ......      (9,100)                                    (18,200)                                     (18,200)
Net income ...................                                                                               101,731        101,731
                                ----------    ----------    -----------    -----------    -----------    -----------    -----------
March 31, 2000 ...............   3,404,377    $   37,119    $ 8,946,293    $(1,170,092)   $         0    $   491,950    $ 8,305,270
                                ==========    ==========    ===========    ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Three Months Ended March 31,
                                                                                                      -------------------------
                                                                                                          2000         1999
                                                                                                      -----------   -----------
Cash flows from operating activities:
  Net Income (loss) ..............................................................................    $   101,731   $    (1,131)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation .................................................................................        189,088       169,987
    Amortization .................................................................................         40,791        42,146
                                                                                                      -----------   -----------
  Changes in assets and liabilities:
    (Increase) Decrease in Trade and other accounts receivable, net ..............................         47,702      (757,947)
    (Increase) Decrease in deposits, prepaid expenses and other current assets ...................        (23,515)       15,217
    (Increase) Decrease in Inventories ...........................................................       (118,687)      474,830
    Increase (Decrease) in Accounts payable, accrued liabilities and other current liabilities ...         75,303       (51,171)
    Increase (Decrease) in Income taxes payable ..................................................          4,442       (61,762)
    (Increase) Decrease in other assets ..........................................................              0             0
                                                                                                      -----------   -----------

     Net cash provided (used) by operating activities ............................................        316,855      (169,831)
                                                                                                      -----------   -----------

Cash flows from investing activities:
  Net capital expenditures .......................................................................       (141,507)     (159,266)
  Deposits on capital equipment, acquisitions and other ..........................................       (140,489)       (3,116)
  Patent and software development expenditures ...................................................         (6,827)      (26,365)
                                                                                                      -----------   -----------

    Net cash used in investing activities ........................................................       (288,823)     (188,747)
                                                                                                      -----------   -----------

Cash flows from financing activities:
  Net repayments of revolving credit facilities ..................................................             --        10,000
  Increase in bonds payable due to amortization ..................................................         12,000        (5,125)
  Reduction of unearned ESOP compensation ........................................................             --        10,714
  Principal paid for on treasury stock ...........................................................        (18,200)      (30,840)
  Principal payments on long-term debt, net ......................................................             --       (74,999)
                                                                                                      -----------   -----------

    Net cash used in financing activities ........................................................         (6,200)      (90,250)
                                                                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents .............................................         21,832      (448,827)
Cash and cash equivalents at beginning of period .................................................        455,674       557,533
                                                                                                      -----------   -----------

Cash and cash equivalents at end of period .......................................................    $   477,506   $   108,706
                                                                                                      ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 1999.

         The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

         Interim results are subject to year-end adjustments and audit by independent certified public accountants.

INVENTORIES:

         Inventories consist of the following as of:


                                                 MARCH 31,     DECEMBER 31,
                                                   2000           1999
                                                ----------     ----------
Raw materials .............................     $  253,150     $  252,237
Work-in-process ...........................        228,192        233,966
Finished goods ............................      1,176,162      1,054,814
                                                ----------     ----------
     Total ................................      1,657,504      1,541,017
Allowance for slow-moving inventories .....      ( 456,300)     ( 458,500)
                                                ----------     ----------
     Total ................................     $1,201,204     $1,082,517
                                                ==========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had working capital of approximately $2,197,000. At December 31, 1999, the Company had working capital of approximately $2,174,000. The Company has negotiated a $1,000,000 working capital line of credit with a bank, collateralized by accounts receivable and inventory of ART and Micron Products Inc., which bears interest at prime. The working capital line of credit had no outstanding balance at March 31, 2000. The Company's lines of credit are its primary source of operating funds and liquidity.

          In April 2000, the Company renewed a private bond placement, which was due to mature in May 2000. The bonds in the amount of $600,000 are subordinated to the bank, carry a 11% interest rate and mature May 31, 2002. The bondholders also received an extension for outstanding warrants to acquire 279,000 shares of ART stock at $1.50 per share.

         Capital expenditures during the first three months of 2000 were approximately $141,000 compared to $159,000 in 1999. This decrease can be attributed to the Micron division. Capital expenditures are expected to remain lower for the second and third quarter. Normal capital expenditures are funded from operating cash flows.

RESULTS OF OPERATIONS

                  REVENUES for the first quarter ended March 31, 2000 were $2,543,826, compared to $2,441,683 for the first quarter ended March 31, 1999. The sales mix for the Company continues with ECG sensors making up a greater portion of sales and the related cost of sales. Revenues from sales of electrocardiographic ("ECG") sensors increased 10% for the quarter ended March 31, 2000.

         Until 1996, ART acted as the exclusive distributor of electrophysiology ("EP") products under its contract with their manufacturer, Prucka Engineering, Inc. Prucka was recently acquired by a major corporation and the new owner has requested ART to restructure its contract. Negotiations have started on a possible buyout by Prucka of future commissions.

         Domestic and foreign sales for the first quarter are as follows:


                                                  FIRST QUARTER
                                                  -------------
                             2000               %                1999               %
                         -----------       -----------       -----------       -----------
Domestic .........       $   791,588            30           $ 1,268,555            52
Foreign ..........         1,752,238            70             1,173,128            48
                         -----------       -----------       -----------       -----------
Total ............       $ 2,543,826           100           $ 2,441,683           100
                         ===========       ===========       ===========       ===========


         COST OF SALES decreased by 3.0% for the quarter ended March 31, 2000, as compared to the same period in 1999 due to the full impact of production improvements and cost reductions for Micron Products started in 1999.

         SELLING AND MARKETING expenses increased from 2.9% to 4.2% of sales during the first quarter ended March 31, 2000. Several trial marketing programs, which produced minimal sales, have now been curtailed so the remainder of 2000 should return to 1999 levels.

         GENERAL AND ADMINISTRATIVE expenses decreased $14,000 in the first quarter ended March 31, 2000, as compared to 1998. The primary components of general and administrative expenses are salaries and related payroll taxes and benefits, environmental monitoring expenses, professional fees, and insurance costs. General and administrative expenses are expected to continue at this level for the remainder of the year.

         RESEARCH AND DEVELOPMENT expenses increased $8,000 for the first quarter ended March 31, 2000, as compared to the same period in 1999.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  Any forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - In March 2000, Astro-Med, Inc. ("Astro-Med") filed suit against ART in Superior Court of Kent County, Rhode Island (the "RI Litigation") alleging breach of contract, book account and unjust enrichment. The suit is based upon the purchase by ART of the K-3 hemodynamic monitoring system product line from Astro-Med. In April 1997, ART and Astro-Med entered into an Asset Purchase Agreement (the "Agreement"). In September 1999 ART ceased to make payments to Astro-Med pursuant to the Agreement. Astro-Med claims that ART is indebted to Astro-Med in the principal amount of $178,279.06, plus interest and late fees.

ART has removed the RI Litigation to the United States District Court for the District of Rhode Island and has filed a motion to dismiss. ART will vigorously defend its position on the substantive allegations raised by Astro-Med.


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

May 10, 2000