Form 10-Q
period 2000-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2000-08-21
CIK 819689

0.

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2000 or


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


As of August 14, 2000 there were 3,337,797 shares of common stock outstanding.

This report consists of 10 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                  June 30, 2000


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

PART II - OTHER INFORMATION..........................................................................................10

    Item 1.  Legal Proceedings ......................................................................................10
    Item 2.  Changes in Securities - none............................................................................10
    Item 3.  Defaults Upon Senior Securities - none..................................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders - none..............................................10
    Item 5.  Other Information - none................................................................................10
    Item 6.  Exhibits and Reports on Form 8-K - none.................................................................10
    SIGNATURES.......................................................................................................10


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                                    June 30,          December 31,
                                      ASSETS                                                          2000                1999
                                                                                                 -----------------  ---------------
Current assets:
  Cash and cash equivalents......................................................................$         260,832  $       455,674
  Trade and other accounts receivable, net of allowance for doubtful accounts....................
        of $33,406 and $83,203...................................................................        2,589,708        1,653,098
  Inventories, net...............................................................................        1,200,044        1,082,517
  Income tax recoverable.........................................................................          329,408          329,408
  Assets held for sale...........................................................................          378,990                0
  Other current assets...........................................................................           75,629           52,172
                                                                                                 -----------------  ---------------
    Total current assets.........................................................................        4,834,611        3,572,869

Property and equipment, net of accumulated depreciation of $4,060,868 and $3,699,282.............        3,603,378        3,835,831
Patent and software development costs, net of accumulated amortization of $490,964...............
       and $474,712..............................................................................          115,478          122,887
Goodwill, net of accumulated amortization of $951,548 and $886,603...............................        1,521,778        1,586,723
Deferred leasing costs, net of accumulated amortization of $1,118 and $0.........................            5,592            6,710
Deferred income taxes, net.......................................................................          246,923          423,923
Other assets.....................................................................................            3,923          152,743
                                                                                                 =================  ===============
    Total assets.................................................................................$      10,331,683  $     9,701,686
                                                                                                 =================  ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Revolving credit facilities......................................................................$               0  $             0
  Current maturities of long-term debt...........................................................          178,279          711,464
  Current maturities of capital lease obligations................................................            9,613           23,811
  Accounts payable...............................................................................          272,793          412,933
  Accrued liabilities and other liabilities......................................................          398,325          250,714
                                                                                                 -----------------  ---------------
    Total current liabilities....................................................................          859,013        1,398,922

Bonds payable, and other long-term debt, net of current maturities...............................          412,367           46,815
Capital lease obligations, net of current portion................................................           25,530           25,530
Deferred revenue.................................................................................            3,522            8,680
                                                                                                 -----------------  ---------------
    Total liabilities............................................................................        1,300,432        1,479,947
                                                                                                 -----------------  ---------------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued........................                -                -
  Common stock, $.01 par value; 10,000,000 shares authorized;....................................
      3,711,883 issued...........................................................................           37,119           37,119
Additional paid-in-capital.......................................................................        9,140,293        8,946,293
Common stock held in treasury, 363,706 and 298,406 shares at cost................................       (1,282,953)      (1,151,892)
Unearned ESOP compensation.......................................................................                0                0
Retained earnings................................................................................        1,136,792          390,219
                                                                                                 -----------------  ---------------
    Total shareholders' equity...................................................................        9,031,251        8,221,739
                                                                                                 -----------------  ---------------
    Total liabilities and shareholders' equity...................................................$      10,331,683  $     9,701,686
                                                                                                 =================  ===============


 The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,                Six Months Ended June 30,
                                                  -----------------------------------      ----------------------------------
                                                       2000               1999                  2000              1999
                                                  ----------------  -----------------      ----------------  ----------------
Net sales......................................$        2,863,091 $        2,922,771    $        5,406,917 $       5,364,454
Cost of sales..................................         1,280,596          1,812,395             2,957,230         3,541,489
                                                  ----------------  -----------------      ----------------  ----------------

Gross profit...................................         1,582,495          1,110,376             2,449,687         1,822,965
                                                  ----------------  -----------------      ----------------  ----------------

Selling and marketing..........................            23,617             75,772               129,197           146,370
General and administrative.....................           605,622            537,752             1,092,760         1,038,579
Research and development.......................            26,407             21,795                79,334            66,655
Amortization of goodwill.......................            32,473             32,473                64,945            65,575
                                                  ----------------  -----------------      ----------------  ----------------
Total expenses.................................           688,119            667,792             1,366,236         1,317,179
                                                  ----------------  -----------------      ----------------  ----------------

Income from operations.........................           894,376            442,584             1,083,451           505,786

Other (income) expense:
  Interest expense ............................             7,080             32,262                14,319            42,239
  Other........................................            59,454             71,784                87,559           107,657
                                                  ----------------  -----------------      ----------------  ----------------

Income before income taxes ....................           827,842            338,538               981,573           355,890
Income taxes ..................................           183,000            141,156               235,000           159,639
                                                  ----------------  -----------------      ----------------  ----------------

Net income ....................................$          644,842 $          197,382    $          746,573 $         196,251
                                                  ================  =================      ================  ================

Net income per share - basic...................$             0.19 $             0.06    $             0.22 $            0.06
                                                  ================  =================      ================  ================

Weighted average number of common
  shares outstanding...........................         3,376,710          3,440,601             3,421,316         3,440,601
                                                  ================  =================      ================  ================


Net income per share - dilutive................$             0.18 $             0.06    $             0.21 $            0.06
                                                  ================  =================      ================  ================

Dilutive average number of common
  equivalent shares outstanding................         3,547,419          3,485,001             3,506,670         3,485,001
                                                  ================  =================      ================  ================


    The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                     Retained
                                                          Additional                   Unearned      Earnings
                                        Common Shares       Paid-in      Treasury        ESOP      (Accumulated
                                      Number     Amount     Capital        Stock     Compensation    Deficit)      Total
                                   -----------  --------  -----------  ------------  ------------  -----------  ------------
December 31, 1997.................  3,563,101    36,792    8,909,307      (878,787)      (82,134)     101,612     8,086,790
Treasury stock purchase...........    (28,400)                             (34,297)                                 (34,297)
ESOP payments.....................                                                        42,857                     42,857
Net income........................                                                                   (136,438)     (136,438)
                                   -----------  --------  -----------  ------------  ------------  -----------  ------------
December 31, 1998.................  3,534,701    36,792    8,909,307      (913,084)      (39,277)     (34,826)    7,958,912
Issuance of common stock .........     32,667       327       36,986                                                 37,313
Treasury stock purchase...........   (153,891)                            (238,808)                                (238,808)
ESOP payments.....................                                                        39,277                     39,277
Net income........................                                                                    425,045       425,045
                                   -----------  --------  -----------  ------------  ------------  -----------  ------------
December 31, 1999.................  3,413,477    37,119    8,946,293    (1,151,892)            0      390,219     8,221,739
Treasury stock purchase...........    (65,300)                            (131,061)                                (131,061)
Value of warrants with
  bond renewal....................                           194,000                                                194,000
Net income........................                                                                    746,573       746,573
                                   -----------  --------  -----------  ------------  ------------  -----------  ------------
June 30, 2000.....................  3,348,177  $ 37,119  $ 9,140,293  $ (1,282,953) $          0  $ 1,136,792  $  9,031,251
                                   ===========  ========  ===========  ============  ============  ===========  ============


 The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months Ended June 30,
                                                                                                ------------------------------------
                                                                                                      2000                1999
                                                                                                -----------------   ----------------
Cash flows from operating activities:
  Net income.................................................................................$           746,573 $          196,251

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.............................................................................            383,774            342,579
    Amortization.............................................................................             82,315             87,099
    Deferred income tax provision ...........................................................            177,000                  -
  Changes in assets and liabilities:
    (Increase) Decrease in trade and other accounts receivable...............................           (936,610)          (663,323)
    (Increase) Decrease in other current assets..............................................            (23,457)            16,355
    (Increase) Decrease in inventories.......................................................           (117,527)           509,749
    Increase (Decrease) in accounts payable, accrued liabilities and other liabilities.......            (21,348)             3,541
    Increase (Decrease) in income taxes payable..............................................              9,466             47,515
                                                                                                -----------------   ----------------

     Net cash provided by operating activities...............................................            300,186            539,766
                                                                                                -----------------   ----------------

Cash flows from investing activities:
  Capital expenditures, net of disposals.....................................................           (151,321)          (283,847)
  Increase in assets for sale................................................................           (378,990)                 -
  Deposits on capital equipment and other assets.............................................            148,820             (2,377)
  Patent and software development expenditures...............................................             (8,843)           (70,592)
                                                                                                -----------------   ----------------

    Net cash used in investing activities....................................................           (390,334)          (356,816)
                                                                                                -----------------   ----------------

Cash flows from financing activities:
  Increase in bonds payable due to amortization..............................................             26,367             62,986
  Reduction of unearned ESOP compensation....................................................                  -             21,429
  Purchases of treasury stock................................................................           (131,061)           (79,410)
  Principal payments on long-term debt, net..................................................                  -           (141,669)
                                                                                                -----------------   ----------------

    Net cash used in financing activities....................................................           (104,694)          (136,664)

                                                                                                -----------------   ----------------
Net increase (decrease) in cash and cash equivalents.........................................           (194,842)            46,286
Cash and cash equivalents at beginning of period.............................................            455,674            557,533
                                                                                                -----------------   ----------------

Cash and cash equivalents at end of period...................................................$           260,832 $          603,819
                                                                                                =================   ================


Supplemental Note:  Non-cash flow items from financing activities of $194,000 (bond discount and paid in capital).

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

INVENTORIES:

         Inventories consist of the following as of:

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2000             1999
                                                                   ---------------  ---------------
     Raw materials............................................... $      205,132   $      252,237
     Work-in-process.............................................        210,310          233,966
     Finished goods..............................................      1,245,302        1,054,814
                                                                   ---------------  ---------------
          Total..................................................      1,660,744        1,541,017
     Allowance for slow-moving inventories.......................       (460,700)        (458,500)
                                                                   ---------------  ---------------
          Total.................................................. $    1,200,044   $    1,082,517
                                                                   ===============  ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had working capital of approximately $3,975,598 which included $1,000.000 of commission income from GE/Pruka that was collected in July. At December 31, 1999, working capital was approximately $2,174,000, which had been reduced by $580,000 of bonds payable classified in 2000 as non-current following a two-year extension of the maturity date of the bonds. The Company has available $800,000 of borrowing under a working capital line of credit with a bank, collateralized by accounts receivable and inventory, which bears interest at the bank "base rate" (prime). The working capital line of credit had no outstanding balance at June 30, 2000. The Company's lines of credit are its primary source of operating funds and liquidity.

          The Company renewed a $600,000 private placement bond, which was due to mature May 31, 2000. The bondholders also accepted an extension until May 31, 2002 for warrants to acquire 231,800 shares of the Company's stock at $1.50 per share. The bonds are subordinated to the bank's line of credit, carry an 11% interest rate and mature May 31, 2002.

         Capital expenditures, net of disposals, for the first six months of 2000 were approximately $151,000 compared to $284,000 in 1999. Machinery and equipment acquisitions to startup a new polymer line in early 2000 totaled $379,000. The polymer line was discontinued in early 2000 and the assets held for sale. In July, major components of this discontinued operation were sold with no appreciable loss.

RESULTS OF OPERATIONS

         TOTAL REVENUES for the second quarter of 2000 was $2,863,091 and net income was $644,842. Included in these results was $1,000,000 of revenue ($760,000 net of tax) attributed to the termination of a commission agreement with GE/Pruka. The commission agreement covering sales of Cardio Lab systems was scheduled to expire on December 31, 2002, however, GE/Pruka negotiated to buy out the remainder of the contract with no further obligations to either party.

         Excluding the commissions from GE/Pruka in the second quarter for both years, the revenue was $1,863,091 and the net (loss) was ($115,158) for 2000 compared to revenue of $2,593,625 and net income of $88,764 in 1999. The majority of the $730,534 decline in sales occurred in Micron products of sensors and snaps. This change was the result of customers building inventory in the first quarter and reducing orders in the second quarter. Legal expenses of $90,821 were incurred in the second quarter in connection with the environmental investigation by the Attorney General's office of Massachusetts. The company has been informed the investigation has concluded with no adverse actions. The drop in net income due to lower sales was partially offset by savings from closing down a startup polymer line in early 2000 and the contraction of operations in the Texas facility.

         For the six-month period ended June 30, the revenues and net income were $5,406,917 and $746,573 for 2000 compared to $5,364,454 and $196,251 in
1999. Again excluding the commissions from GE/Pruka in both years, revenue and net (loss) were $4,406,917 and $13,427 for 2000 compared to $5,109,435 and $27,938 in 1999. Two major Micron customers accounted for the lower revenue, a portion is expected to be recovered in the second half of 2000. Legal expenses of $121,710 were incurred in the six months ended June 30, 2000 in connection with the environmental investigation by the Attorney General's office of Massachusetts. All significant legal costs associated with the investigation have been expensed in the first six months of 2000. Net income improved slightly due to cost savings at both the Texas and Massachusetts operations and reduced Federal taxes due to the higher utilization of deferred tax deductions as a result of the large prepayment of commission income to terminate the GE/Pruka agreement.

Domestic and foreign sales for the second quarter and six months are as follows:

                                 SECOND QUARTER                                        FIRST SIX MONTHS

                    2000         %          1999         %                2000        %                1999        %
                    ----         -          ----         -                ----        -                ----        -
Domestic.....    $1,557,879     54       $1,262,910     43             $2,330,178     43            $2,506,713    47

Foreign......     1,305,212     46        1,659,861     57              3,076,739     57             2,858,741    53
                  ---------               ---------                    ----------                   ---------
Total.........   $2,863,091    100       $2,922,771    100             $5,406,917    100            $5,365,454   100
                 ==========    ====      ==========    ===             ==========    ===            ==========   ===


         The higher percentage of foreign sales in 2000 compared to 1999 reflects the transfer of production of a major Micron customer who closed a U.S. plant and moved it's volume into a Canadian plant. For six months in 1999, the U.S. plant had $347,639 included in domestic sales.

         COST OF SALES as a percent of sales increased 5.1% for the second quarter of 2000 compared to the second quarter of 1999, exclusive of the effect of the CardioLab commissions from GE/Pruka. This was due to an $871,478 or 32% drop in Micron Products sales resulting in significant unabsorbed manufacturing overhead. For the six month periods, cost of sales improved by 2.2%.

         SELLING AND MARKETING EXPENSES for the second quarter of 2000 are $52,155 or 69% below those of 1999 reflecting recent cuts in direct sales staff until a new generation of signal-averaging products is available for market introduction.

         RESEARCH & DEVELOPMENT EXPENSES in 2000 have increased approximately 20% over 1999 in an endeavor to accelerate the completion time and competitiveness of new software applications for ART's signal-averaging product.

         GENERAL AND ADMINISTRATIVE EXPENSES were $605,622 for the second quarter of 2000 compared to $537,752 for the second quarter of 1999 and $1,092,760 for the six months of 2000 compared to $1,038,579 for the six months of 1999. The increase are attributed to legal expenses of $90,821 in the second quarter of 2000 and $121,710 for the six months of 2000. These legal expenses were incurred in connection with the environmental investigation by the Attorney General's office of Massachusetts. The Company has been informed the investigation has concluded with no adverse actions. All significant legal costs associated with the investigation have been expensed in the first six months of 2000.

         INCOME TAXES as a percent of income before taxes in the second quarter were 22% for 2000 and 42% for 1999 and for the six months were 24% for 2000 and 45% in 1999. At December 31, 1999, the Company had approximately $2,243,000 in potential tax deductions which has a recorded tax asset value of $424,000. The unplanned receipt of the commission income of $1,000,000 has resulted in a higher utilization of the unused tax deductions and the current tax provision has been reduced to reflect this favorable tax reduction in 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - In March 2000, Astro-Med, Inc. ("Astro-Med") filed suit against ART in Superior Court of Kent County, Rhode Island (the "RI Litigation) alleging breach of contract, book account and unjust enrichment. The suit is based upon the purchase by ART of the K-3 hemodynamic monitoring system product line from Astro-Med. In April 1997, ART and Astro-Med entered into an Asset Purchase Agreement (the "Agreement"). In September 1999 ART ceased to make payments to Astro-Med pursuant to the Agreement. Astro-Med claims that ART is indebted to Astro-Med in the principal amount of $178,279, plus interest and late fees.

         ART has removed the RI Litigation to the United States District Court for the District of Rhode Island and has filed a motion to dismiss. In July, ART's motion to dismiss was denied. ART has filed a complaint and counter claim for breach of warranty.

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


                                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC.


                                   /s/ E.P. Marinos,
                                       --------------------------------
                                       Chairman of the Board


                                   /s/ Richard A Campbell,
                                       --------------------------------
                                       Vice President of Finance


August 15, 2000