Form 10-Q
period 2000-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2000-11-14
CIK 819689

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___.



As of October 30, 2000 there were 3,247,035 shares of common stock outstanding.



This report consists of 10 pages.

                                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                               TABLE OF CONTENTS

                                                   FORM 10-Q

                                              September 30, 2000



PART I - FINANCIAL INFORMATION.......................................................................................3

    Item 1.  Financial Statements....................................................................................3
    CONSOLIDATED BALANCE SHEETS......................................................................................3
    CONSOLIDATED STATEMENTS OF OPERATIONS............................................................................4
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.......................................................5
    CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................................6
    SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................7
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................7

PART II - OTHER INFORMATION.........................................................................................10

    Item 1.  Legal Proceedings .....................................................................................10
    Item 2.  Changes in Securities - none...........................................................................10
    Item 3.  Defaults Upon Senior Securities - none.................................................................10
    Item 4.  Submission of Matters to a Vote of Security Holders - none.............................................10
    Item 5.  Other Information - none...............................................................................10
    Item 6.  Exhibits and Reports on Form 8-K - none................................................................10
    SIGNATURES......................................................................................................10


                                         ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                             September 30,         December 31,
                                               ASSETS                                             2000                 1999
                                                                                           ------------------   ------------------

Current assets:
  Cash and cash equivalents .............................................................. $       1,471,574    $         455,674
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $22,025 and $83,203 ...........................................................         1,893,134            1,653,098
  Inventories, net .......................................................................         1,099,438            1,082,517
  Income tax recoverable .................................................................           156,680              329,408
  Assets held for sale ...................................................................            50,000                    0
  Other current assets ...................................................................            55,688               52,172
                                                                                           ------------------   ------------------
    Total current assets .................................................................         4,726,514            3,572,869

Property and equipment, net of accumulated depreciation of $4,246,765 and $3,699,282 .....         3,443,986            3,835,831
Patent and software development costs, net of accumulated amortization of $499,554
       and $474,712 ......................................................................           106,895              122,887
Goodwill, net of accumulated amortization of $984,020 and $886,603 .......................         1,489,306            1,586,723
Deferred leasing costs, net of accumulated amortization of $1,677 and $0 .................             5,033                6,710
Deferred income taxes, net ...............................................................           323,923              423,923
Other assets .............................................................................             9,357              152,743
                                                                                           ------------------   ------------------
    Total assets ......................................................................... $      10,105,014    $       9,701,686
                                                                                           ==================   ==================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit facilities ............................................................ $               0    $               0
  Current maturities of long-term debt ...................................................           178,279              711,464
  Current portion of capital lease obligations ...........................................            18,558               23,811
  Accounts payable .......................................................................           338,186              412,933
  Accrued liabilities and other liabilities ..............................................           238,787              250,714
                                                                                           ------------------   ------------------
    Total current liabilities ............................................................           773,810            1,398,922

Bonds payable and other long-term debt, net of current maturities ........................           379,821               46,815
Capital lease obligations, net of current portion ........................................            10,230               25,530
Deferred revenue .........................................................................             3,342                8,680
                                                                                           ------------------   ------------------
    Total liabilities ....................................................................         1,167,203            1,479,947
                                                                                           ------------------   ------------------
Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ................                 0                    0
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,729,681 issued in 2000 and 3,711,883 issued in 1999 ..............................            37,297               37,119
Additional paid-in-capital ...............................................................         9,166,615            8,946,293
Common stock held in treasury, 433,446 and 298,406 shares at cost ........................        (1,424,826)          (1,151,892)
Retained earnings ........................................................................         1,158,725              390,219
                                                                                           ------------------   ------------------
    Total shareholders' equity ...........................................................         8,937,811            8,221,739
                                                                                           ------------------   ------------------
    Total liabilities and shareholders' equity ........................................... $      10,105,014    $       9,701,686
                                                                                           ==================   ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                   ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                     ----------------------------------      ----------------------------------
                                                           2000              1999                  2000              1999
                                                     ---------------   ----------------      ----------------  ----------------

Net sales .....................................      $    2,108,247    $     2,609,674       $     7,515,164   $     7,974,128
Cost of sales .................................           1,520,090          1,474,603             4,477,320         5,016,092
                                                     ---------------   ----------------      ----------------  ----------------
Gross profit ..................................             588,157          1,135,071             3,037,844         2,958,036
                                                     ---------------   ----------------      ----------------  ----------------
Selling and marketing .........................              29,868            101,527               159,065           247,897
General and administrative ....................             498,257            568,757             1,591,017         1,607,336
Research and development ......................              40,953             54,581               120,287           121,236
Amortization of goodwill ......................              32,472             32,472                97,417            98,047
                                                     ---------------   ----------------      ----------------  ----------------
Total expenses ................................             601,550            757,337             1,967,786         2,074,516
                                                     ---------------   ----------------      ----------------  ----------------
Income (loss) from operations .................             (13,393)           377,734             1,070,058           883,520

Other (income) expense:
  Interest expense ............................               7,191              3,790                21,510            46,029
  Other, net ..................................              15,483             38,595               103,042           146,252
                                                     ---------------   ----------------      ----------------  ----------------
Income (loss) before income taxes .............             (36,067)           335,349               945,506           691,239
Income taxes ..................................             (58,000)           159,411               177,000           319,050
                                                     ---------------   ----------------      ----------------  ----------------
Net income ....................................      $       21,933    $       175,938       $       768,506   $       372,189
                                                     ===============   ================      ================  ================
Net income per share - Basic ..................      $         0.01    $          0.05       $          0.23   $          0.11
                                                     ===============   ================      ================  ================
Weighted average number of common
  shares outstanding ..........................           3,323,229          3,439,310             3,403,422         3,439,310
                                                     ===============   ================      ================  ================
Net income per share - Dilutive ...............      $         0.01    $          0.05       $          0.22   $          0.11
                                                     ===============   ================      ================  ================
Dilutive average number of common
  equivalent shares outstanding ...............           3,480,313          3,439,310             3,484,301         3,439,310
                                                     ===============   ================      ================  ================

The accompanying notes are an integral part of the consolidated financial statements.

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 (Unaudited)

                                                                                                         Retained
                                                             Additional                    Unearned      Earnings
                                     Common Shares             Paid-in       Treasury        ESOP      (Accumulated
                                 Number          Amount        Capital        Stock      Compensation     Deficit)        Total
                             --------------  -------------  ------------- -------------- ------------- ------------- --------------
December 31, 1997 .........      3,563,101         36,792      8,909,307      (878,787)       (82,134)      101,612      8,086,790
Treasury stock purchase ...        (28,400)                                    (34,297)                                    (34,297)
ESOP payments .............                                                                    42,857                       42,857
Net (loss) ................                                                                                (136,438)      (136,438)
                             --------------  -------------  ------------- -------------- ------------- ------------- --------------
December 31, 1998 .........      3,534,701         36,792      8,909,307      (913,084)       (39,277)      (34,826)     7,958,912
Issuance of common stock ..         32,667            327         36,986                                                    37,313
Treasury stock purchase ...       (153,891)                                   (238,808)                                   (238,808)
ESOP payments .............                                                                    39,277                       39,277
Net income ................                                                                                 425,045        425,045
                             --------------  -------------  ------------- -------------- ------------- ------------- --------------
December 31, 1999 .........      3,413,477         37,119      8,946,293    (1,151,892)             0       390,219      8,221,739
Issuance of common stock ..         17,798            178         26,322                                                    26,500
Treasury stock purchase ...       (135,040)                                   (272,934)                                   (272,934)
Value of warrants issued
  with bond renewal .......                                      194,000                                                   194,000
Net income ................                                                                                 768,506        768,506
                             --------------  -------------  ------------- -------------- ------------- ------------- --------------
September 30, 2000 ........      3,296,235   $     37,297   $  9,166,615  $ (1,424,826)  $          0  $  1,158,725  $   8,937,811
                             ==============  =============  ============= ============== ============= ============= ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                            --------------------------------------
                                                                                                  2000                 1999
                                                                                            -----------------   ------------------

Cash flows from operating activities:
  Net income .............................................................................. $        768,506    $         372,189

  Adjustments to reconcile net income to net cash provided by operating activities:
    Directors fees paid in stock ..........................................................           26,500                    0
    Depreciation ..........................................................................          567,072              519,146
    Amortization ..........................................................................          123,936              131,068
    Deferred income tax provision .........................................................          100,000                    0
  Changes in assets and liabilities:
    (Increase) Decrease in trade and other accounts receivable ............................         (240,036)            (438,991)
    (Increase) Decrease in inventories                                                               (16,921)             295,490
    (Increase) Decrease in income tax recoverable and other current assets ................          169,212               14,342
    Increase (Decrease) in accounts payable, accrued liabilities and other liabilities ....          (92,012)             (45,816)
                                                                                            -----------------   ------------------
     Net cash provided by operating activities ............................................        1,406,257              847,428
                                                                                            -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of disposals ..................................................         (175,227)            (382,815)
  Increase in assets for sale .............................................................          (50,000)                   -
  Deposits on capital equipment and other assets ..........................................          143,386               (1,784)
  Patent and software development expenditures ............................................           (8,850)            (132,137)
                                                                                            -----------------   ------------------
    Net cash used in investing activities .................................................          (90,691)            (516,736)
                                                                                            -----------------   ------------------
Cash flows from financing activities:
  Increase in bonds payable due to amortization ...........................................           43,821               36,000
  Reduction of unearned ESOP compensation .................................................                0               32,143
  Purchases of treasury stock .............................................................         (272,934)            (118,730)
  Principal payments on long-term debt, net ...............................................          (70,553)            (141,669)
                                                                                            -----------------   ------------------
    Net cash used in financing activities .................................................         (299,666)            (192,256)
                                                                                            -----------------   ------------------
Net increase (decrease) in cash and cash equivalents ......................................        1,015,900              138,436
Cash and cash equivalents at beginning of period ..........................................          455,674              557,533
                                                                                            -----------------   ------------------
Cash and cash equivalents at end of period ................................................ $      1,471,574    $         695,969
                                                                                            =================   ==================

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

INVENTORIES:

         Inventories consist of the following as of:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
                                                                  ---------------  ---------------
Raw materials...................................................  $     192,856    $     252,237
Work-in-process.................................................        178,604          233,966
Finished goods..................................................      1,155,145        1,054,814
                                                                  ---------------  ---------------
     Total......................................................      1,526,605        1,541,017
Allowance for slow-moving inventories...........................       (427,167)        (458,500)
                                                                  ---------------  ---------------
     Total......................................................  $   1,099,438    $   1,082,517
                                                                  ===============  ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had working capital of $3,952,704, up from $2,173,947 as of December 31, 1999. The $1,778,757 increase in working capital is mainly due to a lump sum payment of $1,000,000 from GE/Prucka to terminate a commission agreement, $580,000 of bonds payable reclassified in 2000 from a current to a non-current liability, and $295,000 from the sale of a machine from the polymer operation which was discontinued in the first quarter of 2000.

         In July of 2000, the Company collected $1,000,000 from GE/Prucka representing commission income that was reported in the second quarter of 2000 and was related to the sales of CardioLab systems. The commission agreement was scheduled to expire on December 31, 2002, however, GE/Prucka negotiated to buy out the remainder of the contract with no further obligations to either party.

         The Company has renewed $550,000 of private placement bonds, which were due to mature May 31, 2000. The bondholders also accepted an extension until May 31, 2002 for warrants to acquire 254,980 shares of the Company's stock at $1.50 per share. The bonds are subordinated to the bank's line of credit, carry an 11% interest rate and mature May 31, 2002.

         Capital expenditures, net of disposals, for the first nine months of 2000 were approximately $175,000 compared to $383,000 in 1999. The 1999 total included several large purchases of equipment and tooling for the Micron molding operation.

         The Company has available $800,000 of borrowing under a working capital line of credit with a bank, collateralized by accounts receivable and inventory, which bears interest at the bank "base rate" (prime). The working capital line of credit had no outstanding balance at September 30, 2000. The Company's cash flow and its lines of credit are its primary source of operating funds and liquidity.

RESULTS OF OPERATIONS

         TOTAL REVENUES for the third quarter of 2000 was $2,108,247, a slight increase over the second quarter 2000 revenues of $1,863,091 (excluding GE/Prucka commissions). Compared to the third quarter of 1999, revenues decreased $501,427 or 19%. In 1999, the GE/Prucka commissions were $116,104 versus $0 in 2000. In addition, the sales of Micron's sensors and snaps were lower by $352,704 due to reduced orders from two major customers. Net income for the third quarter of 2000 was $21,933 as operations generated a pretax loss of $(36,067) without any GE/Prucka commissions.

         The Selling and G & A expenses for the third quarter of 2000 were $142,159 less than 1999, which reflects the continuing consolidation of corporate costs and reductions made while new software applications for ART's signal averaging products are developed.

         Revenue for the nine-month period was $7,515,164 in 2000 compared to $7,974,128 in 1999. Without GE/Prucka commissions of $1,000,000 ($760,000 net of tax), revenue was $6,515,164 in 2000, compared to $7,603,005 in 1999. The majority of the decline is in Micron's sensor and snap sales.

         Net income for the nine month period was $768,506 in 2000 compared to $372,189 in 1999. Without GE/Prucka commissions, net income would be $8,506 in 2000 compared to $93,432 in 1999. In addition to the lower profits on reduced sales, legal expenses of $121,710 were incurred in the nine months ended September 30, 2000 in connection with the environmental investigation of Micron by the Attorney General's office of Massachusetts, which has been concluded with no adverse actions.

         A Polymer line that began in 1999 was discontinued in early 2000. The effect of this decision was to avoid a loss similar to that of $121,751 reported in the nine months of 1999. Federal income taxes in 2000 are substantially less due to the higher utilization of tax deductions than provided for in the 1999 valuation allowance for deferred tax assets as a result of the large GE/Prucka commission income.

         Domestic and foreign sales for the third quarter and nine months are as follows:

                                    THIRD QUARTER                       FIRST NINE MONTHS

                        2000       %       1999         %       2000         %      1999         %
                        ----      --       ----        --       ----        --      ----        --

Domestic .......    $  651,744     30   $  846,495      32   $2,981,942      40   $3,352,208     42

Foreign ........     1,456,603     70    1,763,179      68    4,533,222      60    4,621,920     58
                    ----------          ----------           ----------           ----------

Total ..........    $2,108,247    100   $2,609,674     100   $7,515,164     100   $7,974,128    100
                    ==========    ===   ==========     ===   ==========     ===   ==========    ===

         The higher percentage of foreign sales in 2000 compared to 1999 reflects the transfer of production of a major Micron customer who closed a U.S. plant and moved it's volume into a Canadian plant. For the nine months in 1999, the U.S. plant had $809,000 included in domestic sales.

         GROSS PROFIT as a percentage of net sales was 28% and 43% for the third quarter of fiscal 2000 and 1999, respectively. Of the 15% decline, 4% was attributed to the absence of GE/Prucka commissions in the third quarter of 2000 and 11% due to the unabsorbed manufacturing costs at the Micron operation which ran well below normal production capacity in the summer months due to the lower sales volume. Manufacturing staff and other expenses at Micron have been reduced based on the lower sales and margins are expected to improve in the fourth quarter of 2000 and into 2001. Gross profit was 40% and 37% for the nine months ended September 30, 2000 and 1999, respectively. The higher percentage in 2000 is all attributable to the lump sum GE/Prucka commission recorded in the second quarter of 2000. Micron's gross profit was 31% and 34% for the nine months ended September 30, 2000 and 1999, the decrease reflecting the lower production efficiencies on the sales decline in 2000.

         SELLING AND MARKETING EXPENSES for the third quarter and nine months of 2000 are significantly below those of 1999 due to the elimination of a direct sales staff in 2000. This will continue until the new version of signal averaging products is available for market introduction.

         RESEARCH & DEVELOPMENT EXPENSES are spent primarily on the conversion and enhancing the software related to ART's signal averaging product. The program is on schedule for the Predictor series to be completed in the fourth quarter of 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES were $498,257 for the third quarter of 2000 compared to $568,757 in 1999. The savings result from the contractions of operations in the Texas facility and lower legal expenses. For the nine months of 2000, general and administrative expenses included $121,710 of legal expenses, which were incurred in connection with the environmental investigation by the Attorney General's office of Massachusetts. The Company has been informed the investigation has concluded with no adverse actions. All significant legal costs associated with the investigation were expensed in the first six months of 2000.

         OTHER (INCOME) EXPENSE includes interest income in 2000 of $35,000 and $44,000 in the third quarter and nine months of 2000 related to the large cash and cash equivalent balances. No appreciable interest income was earned in 1999.

         INCOME TAXES as a percent of income before taxes in the nine months were 19% for 2000 and 46% in 1999. At December 31, 1999, the Company had approximately $1,480,000 in potential deferred tax assets of which only $424,000 had been recorded. The unplanned receipt of the commission income of $1,000,000 has resulted in higher utilization of tax deductions than provided for in the 1999 valuation allowance for deferred tax assets.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - In March 2000, Astro-Med, Inc. ("Astro-Med") filed suit against ART in Superior Court of Kent County, Rhode Island (the "RI Litigation) alleging breach of contract, book account and unjust enrichment. The suit is based upon the purchase by ART of the K-3 hemodynamic monitoring system product line from Astro-Med. In April 1997, ART and Astro-Med entered into an Asset Purchase Agreement (the "Agreement"). In September 1999, ART ceased to make payments to Astro-Med pursuant to the Agreement. Astro-Med claims that ART is indebted to Astro-Med in the principal amount of $178,279, plus interest and late fees.

         ART has removed the RI Litigation to the United States District Court for the District of Rhode Island and has filed a motion to dismiss. In July, ART's motion to dismiss was denied. ART has filed a complaint and counter claim for breach of warranty. The Company has been advised that, pursuant to the District Court's Alternative Dispute Resolution Program, the matter will be subject to a mandatory settlement conference on November 17, 2000.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT 27 FINANCIAL DATA SCHEDULE



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                            ------------------------------------



                                            /s/ E. P. MARINOS
                                            -----------------
                                            Chairman of the Board


                                            /s/ RICHARD A CAMPBELL,
                                            ----------------------
                                            Vice President of Finance


November 10, 2000