Form 10-K405
period 2000-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2001-03-30
CIK 819689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     DECEMBER 31, 2000                                          1-9731
(FOR THE FISCAL YEAR ENDED)                            (COMMISSION FILE NUMBER)

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          72-0925679
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION
 INCORPORATION OF ORGANIZATION)                                  NUMBER)

     1101 SOUTH CAPITAL OF TEXAS HIGHWAY                         78746
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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         On March 1, 2001, there were 3,072,120 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of March 1, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,388,540 based upon the closing price of the shares of common stock on the American Stock Exchange.

                                     PART I

ITEM 1. BUSINESS

                                   BACKGROUND

  Arrhythmia Research Technology, Inc. ("ART" or the "Company") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the sales and licensing of computerized medical instruments, which acquire data and analyze electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's product line includes signal-averaging electrocardiographic (SAECG) equipment comprised of the Tri-Pac, the 1200 EPX(TM), the LP-Pac Q(TM), and the PREDICTOR(R) 7. Additionally, ART was the exclusive distributor of CardioMapp(TM) and CardioLab for Prucka Engineering Inc.'s electrophysiology products through December 31, 1996. Pursuant to a sales commission agreement for CardioLab systems, ART received commissions in 1999 and 1998. In 2000, ART received $1,000,000 from Prucka Engineering Inc., now owned by GE Marquette Medical Systems Inc., ("GE/Prucka") as payment to terminate the sales commission agreement as of January 1, 2000. The sales commission agreement had been scheduled to expire on December 31, 2002.

  ART's wholly owned subsidiary, Micron Products, Inc. ("Micron"), is a manufacturer and distributor of silver/silver chloride-plated sensor elements ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an electrode assembly machine, which it now manufactures and sells or leases to its sensor and snap customers. Micron was incorporated in the State of Massachusetts in 1972 and is located in Fitchburg, Massachusetts.

  The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                      2000       %           1999         %          1998        %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps............       $  8,342,252   88      $   9,534,569   92      $  8,444,870   90
Polymers...................             64,788    -            183,839    2                 -    -
CardioLab & CardioMapp.....          1,000,000   11            384,598    4           485,331    5
SAECG equipment............            114,823    1            276,578    2           429,300    5
K-3 CathLab                                  -    -                  -    -             1,095    -
                                  --------------------   ---------------------   --------------------
    Total..................       $  9,521,863  100      $  10,379,584  100      $  9,360,596  100
                                  ====================   =====================   ====================

    The Company believes that recent pronouncements in the fields of cardiology and electrophysiology, such as those related the Multicenter Unsustained Tachycardia Trial (MUSTT), will create an increased demand for ART's patented and proprietary technology. To the extent new legislation or regulations, if any, are enacted or adopted in the future relating to ART's business, including greater third-party coverage and reimbursement, the Company also believes this would have a significant impact on demand for ART's product line.

                               RECENT DEVELOPMENTS

    REORGANIZATION OF AUSTIN OPERATIONS

    Early in 2000, the direct sales and administrative staff involved in the marketing and manufacture of ART's product lines were substantially reduced. The remaining personnel, supplemented by key Micron managers and contract programmers, were assigned to upgrade ART's signal-averaging products. The new software is expected to make ART's products more competitive in 2001 and the Company will be in a better position to generate sales and licensing revenues as the demand for electrocardiographic technology grows.

TERMINATION OF GE/PRUCKA COMMISSION AGREEMENT

    As reported in the second quarter of 2000, the Company received $1,000,000 of revenue attributed to the termination of a commission agreement with GE/Prucka. The commission agreement covering sales of CardioLab systems was scheduled to expire on December 31, 2002, however, GE/Prucka negotiated to buy out the remainder of the contract with no further obligations to either party. This lump sum payment has all been included in the sales of CardioLab and CardioMapp for 2000. The Company will not realize additional revenues or costs related to CardioLab products in future periods.

PURCHASE OF TREASURY STOCK

    Purchases of treasury stock were 265,040 shares in 2000 compared to 153,891 in 1999. Periodically, the Board of Directors authorizes the purchase of the Company's common stock based on the amount of cash not required for operations or capital expenditures, the market price of ART's common stock and the availability of the stock for sale. The Board of Directors expects to continue this policy in the year 2001.

                             DESCRIPTION OF BUSINESS

SIGNAL-AVERAGING ELECTROCARDIOGRAPHIC (SAECG) PRODUCTS

    Sudden cardiac death afflicts over 400,000 individuals in the United States alone each year. As described in an Expert Consensus on Signal-Averaged Electrocardiography published in the Journal of the American College of Cardiology (Vol. 27, No. 1, 1996), these occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat), which severely affect the capability of the heart's pumping chambers or ventricles. Ventricular arrhythmia's are distinguished from arrhythmia's affecting the atrium (the non-pumping chambers of the heart), which generally are not life threatening. The majority of ventricular arrhythmias occur in patients who have survived a prior heart attack or have significant coronary artery disease. However, individuals with primary electrical disturbances of the heart comprise an additional subset of patients. Thus, various techniques have evolved to detect and treat individuals at risk of the development of sustained ventricular arrhythmias which may cause marked interference with the proper functioning of blood circulation, resulting, in some cases, in sudden cardiac death.

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

    Signal-averaged surface (non-invasive) electrocardiography has become well established as a means of evaluating and diagnosing those individuals at risk for potentially lethal ventricular arrhythmias as documented by the Expert Consensus on SAECG (noted above). The steps involved in obtaining a SAECG include: recording, digitization, averaging, amplification, and filtering. Conventional surface electrocardiography generally cannot detect late potentials. A major limitation stems from the inability to isolate the low amplitude signals. Amplification of the standard electrocardiogram to detect late potentials results in contamination by coincident electrical noise. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise. At the 1996 AHA Sessions, a significant study showed that SAECG could be an effective diagnostic tool for patients with coronary heart disease (CHD) even before they have had a heart attack. Patients with CHD approximate 15.0 million. An SAECG study involving 458 patients who had an acute myocardial infarction was published in the American Heart Journal in 1997. In the absence of late potentials, the probability of having no arrhythmic event was 99% in the first year, and 96% in five years. On the other hand, the presence of late potentials found in the SAECG represents the strongest single predictor of future arrhythmic risk in patients after a first acute myocardial infarction, with a 4.6-fold increase in the risk of sudden death or sustained ventricular tachycardia. The results of research presented at a meeting at the 1999 American College of Cardiology indicate that T-wave alternans and late potential seem to be independent predictors for ventricular tachyarrhythmias in patients with post-myocardial infarctions. Although T-wave alternans had a higher sensitivity, late potentials had a higher specificity. It was concluded that a combination of both tests could identify high-risk patients more accurately.

    1200 EPX

    The 1200 EPX is a specialized high resolution ECG system used to detect late potentials, which cannot be detected by conventional surface ECG instruments. The 1200 EPX is used in conjunction with an MS-DOS based personal computer utilizing the patented Simson bi-directional Butterworth filtering technique. The 1200 EPX acquires, digitizes, averages and filters the cardiac signals providing late potential analysis with its time domain and frequency-domain analysis software. ART has the rights to the use of the Simson bi-directional Butterworth filtering technique for the detection of late potentials in the terminal portion of the QRS cycle. This method was pioneered by Michael Simson, MD, and has been built into each 1200 EPX . Hard copy reports are generated using laser jet printers. See "EPSoft(TM) Software Library" for post-processing applications available for the 1200 EPX. In 2000, a substantial portion of surplus 1200 EPX inventory was sold to a large medical products distributor. Any revenue to ART will be recognized on the resale of these units to the extent the distributor is able to market this product.

    LP-PAC Q

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

    TRI-PAC AND PREDICTOR(R) 7

    The TRI-PAC is a system which performs resting ECG, signal averaged ECG and stress ECG's using the same data acquisition device. The acquisition device developed by NORAV Medical Ltd. is combined with Predictor(R) 7 software which is a Windows version of signal averaging programs used to record and analyze cardiac late potentials. Predictor(R) 7 consists of a computer, digitizing hardware, programmable amplifiers, QSR detection hardware/firmware and preamplifiers that can be attached to a windows compliant printer to produce a hard copy of the signal averaged test.

    EPSOFT(TM) SOFTWARE LIBRARY

    The primary thrust in software development efforts since mid-1997, has been the conversion and development of DOS-based products into the Windows 95 environment.

    The Company believes ART's research and development staff has developed breakthrough digital signal processing techniques to enhance the overall analytical power of the SAECG test. Two such developments are the IntraSpect(TM) and Early Potential Analysis software packages. IntraSpect(TM), which is protected by a United States patent, permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis (ASA). Hence, micropotential detection is no longer limited to the `late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. This covers 25% of a patient population, which previously could not be analyzed with SAECG.

    The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. ART continues to offer other optional post-processing signal averaging software packages for the 1200 EPX and LP-Pac Q, including Cal-ABS(TM) Plus software for individual lead time domain analysis; and Heart Rate Variability (HRV) software for the 1200 EPX. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

    ART also offers the PREDICTOR Heart Rate Variability ECG software ("PREDICTOR HRVECG"), which is marketed under a 510(k) granted by the FDA in 1989. PREDICTOR HRVECG provides time and frequency domain mathematical tools for the non-invasive assessment of R wave to R wave in sequential QRS complexes. PREDICTOR HRVECG can be used alone or in conjunction with a PREDICTOR(R) 7, and the LP-Pac Q signal-averaging systems.

    Software upgrades are provided at no charge to customers of ART with systems under warranty. Sales of post-processing software products were not material to the Company's business in 2000.

SENSORS AND SNAPS

    SILVER/SILVER CHLORIDE-PLATED SENSOR ELEMENTS

    Micron is a manufacturer and distributor of silver/silver chloride-plated sensor elements for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation.

    The disposable electrode has proven to be more accurate and reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are faster and easier to use as compared to reusable electrodes, which require cleaning after each use. As a result, the disposable electrode has replaced the reusable electrode in many applications. A disposable electrode generally consists of an adhesive for attachment to the patient's body, a gel to insure maximum signal acquisition, a conductor or snap for attachment to the transfer wires and the sensor element. The type of sensor element manufactured by Micron consists of a molded plastic substrate plated with a silver/silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In most of these ECG procedures, up to ten electrodes are used and after each test, all such electrodes are discarded.

    In addition to the traditional ECG tests, disposable electrodes incorporating Micron's sensor elements are used in connection with stress and "Holter" tests. The Holter test utilizes a portable ECG heart-monitoring device that is worn by a patient for up to 24 hours during the patient's normal activity and is designed to record data from the patient's heart. The stress test monitors the human heart during rest followed by exercise and again at rest. Both the Holter and stress tests employ silver/silver chloride disposable electrodes.

    METAL SNAP FASTENERS

    Metal snap fasteners are used to attach the disposable electrode to the lead wires of an ECG machine. Micron purchases the metal snap fasteners for resale from a supplier and performs additional quality control tests, repackaging and inventory stocking for its customers who can purchase the snaps along with Micron sensors.

    HIGH SPEED ELECTRODE ASSEMBLY MACHINE

    Pursuant to an asset purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all its assets used in the business of manufacturing, assembling, marketing, leasing and selling medical stud and eyelet application machines. At the same time it entered into the asset purchase agreement, Micron executed a manufacturing agreement with Newmark pursuant to which Newmark would continue to manufacture and service the machines on behalf of Micron for a period of one year for a specified price. The manufacturing of the machines was taken over by Micron at the start of 2000. Electrode assembly machines provide Micron with a complimentary product, which it can lease or sell to existing sensor and snap customers.

    POLYMER OPERATION

    During 1999 the Company had a trial polymer operation utilizing some existing equipment, which resulted in approximately $184,000 of sales in 1999 and sales of $65,000 in 2000, prior to the discontinuation of this operation. The Company decided not to pursue the operation so as not to deviate from the core business and has sold all existing polymer equipment.

    The following table shows the revenues derived from the products of Micron for the years ended December 31:

                                     2000      %          1999      %          1998      %
                              -------------------  -------------------  ------------------
Sensors...................    $  6.827,178  81     $   7,583,530  78    $   6,817,112 81
Snaps.....................       1,389,432  17         1,797,008  18        1,514,521 18
Snap Machines.............         125,642   2           154,031  2           113,237  1
Polymer.....................        64,788   -           183,839  2                 -  -
                               ------------------   -------------------  ------------------
   Total..................    $  8,407,040 100     $   9,718,408 100    $   8,444,870 100
                               ==================   ===================  ==================

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

    During 1999, a Method 3 Risk Characterization was performed demonstrating that a condition of "No-Significant Risk" exists at the site. Based on this and prior work characterizing the source and extent of the contamination, a Downgradient Property Status Submittal and a Notice of Activity and Limitation Use (AUL) on the part of the property were filed. The completion of the Phase II and Response Action Outcome was filed on February 28, 2000. The Phase II report included a Massachusetts Contingency Plan (MCP) Method 3 Risk Characterization and Response Action Outcome Statement that demonstrated a condition of "No Significant Risk" at the site. The site has been closed out under the MCP and is now awaiting a mandatory audit by the DEP.

ATTORNEY GENERAL OF MASSACHUSETTS INVESTIGATION

    In response to an anonymous phone call, all Micron records related to its wastewater treatment operation and expenses were subpoenaed by the Attorney General of Massachusetts for investigation in 1997. In 2000, the Company received notification by the Attorney General's office that the investigation had been concluded with no adverse action.

                                     GENERAL

CUSTOMERS AND SALES

  ART historically has sold its electrocardiographic products to hospitals where purchasing decisions are typically made on the advice of physicians affiliated with such hospitals. The electrocardiographic products are also marketed to individual physicians and clinics. ART's sales cycle, with respect to hospitals, which generally commences at the time a hospital issues a request for proposal and ends upon submission of a purchase order, may take up to nine months. The sales cycle with respect to physicians and clinics is significantly shorter, typically 30 to 60 days.

  Micron manufactures its sensor elements against specific customer purchase orders, some in accordance with supply agreements between Micron and the electrode manufacturers. There are approximately 40 significant manufacturers of silver/silver chloride-plated disposable electrodes worldwide. Micron sells its sensor elements to most of these manufacturers. During the year ended December 31, 2000, three major customers accounted for 36%, 25% and 14% of net sales of Micron. Sales backlog is not material to Micron's business.

  The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company's products in its geographic markets:

                                                              REVENUES FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                2000           %           1999           %            1998          %
                                            -------------    -------   --------------   -------    -------------   -------
United States..........................   $    2,422,711         29   $    3,349,427        32   $    4,898,191        52
Europe.................................        2,987,559         35        2,951,797        28        2,678,710        28
Canada, Mexico & South America.........        2,840,434         33        3,679,873        36        1,557,356        17
Pacific Rim............................          248,343          3          315,256         3          173,966         2
Other..................................           22,816          -           83,231         1           52,373         1
                                            -------------    -------   --------------   -------    -------------   -------
    Sub Total..........................   $    8,521,863        100   $   10,379,584       100   $    9,360,596       100
                                               =========        ===    ==============      ===     =============      ===
GE/Prucka termination payment..........        1,000,000
                                               ---------
    Total..............................   $    9,521,863
                                               =========

    The lower percentage of U.S. sales in 2000 reflects the transfer of a major Micron customer who closed a U.S. plant and moved its volume to Canada. In 1999, the U.S. plant had approximately $526,000 in United States sales that were transferred to its Canadian plant. In late 2000, another major Micron customer announced its intentions to also transfer production from a U.S. plant to a Canadian plant.

INSTALLATION AND SERVICE

    ELECTROCARDIOGRAPHIC

    WARRANTY AND MAINTENANCE. ART provides a one-year warranty, which covers parts and labor for all of its SAECG software and hardware products. Customers may renew the warranty annually at a cost of approximately $1,000 to $2,700 depending on the service level and type of system.

    SENSORS AND SNAPS

  Micron sells its sensors and snaps to original equipment manufacturers of disposable electrodes that assemble the finished product. Micron sales, manufacturing and customer service personnel provide the electrode manufacturers with technical support as a value added service.

PRODUCT SUPPLIERS AND MANUFACTURING

    ELECTROCARDIOGRAPHIC

    ART currently has limited manufacturing capabilities for its signal averaging products and relies upon established inventories to fill current sales orders. When additional units are required, ART plans to sub-contract the basic unit production and perform final assembly and quality control testing in-house.

    SENSORS AND SNAPS

    Micron manufactures its sensor elements at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. The raw materials used by Micron in its sensors are (1) plastic resins used to mold the substrates and (2) silver/silver chloride chemical solutions for plating the molded plastic substrates. Both the plastic used by Micron and the silver/silver chloride solutions are in adequate supply. Fluctuations in the price of silver are contractually passed on to customers.

    Micron's medical snap fasteners are currently manufactured by Newmark, Inc. and Scovill Fasteners Inc. Micron buys the snaps in bulk, performs additional quality control tests, repackages and stocks inventory for its customers who can purchase the snaps along with Micron sensors.

MARKETING AND COMPETITION

    ART engages independent sales representatives and distributors of medical instruments in various regions throughout the United States and foreign distributors to market all of ART's products. Sales representatives, who are paid on a commission basis, are generally responsible for identifying customers and demonstrating products in their respective geographic markets. ART has arrangements with foreign as well as domestic distributors who sell ART's products in most of the significant foreign markets.

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

    ART is aware of certain other companies, which have developed or are developing technologies and products, which are competitive with ART's products. Other technologies or products, which are functionally similar to ART's signal-averaging products, are currently available from a number of competitors, including Del Mar Avionics, Marquette Electronics, Inc., and Agilent Technologies. Most are well established, have substantially greater financial and other resources and have established reputations for success in the development, sale and service of products. ART believes that its competitive advantage is based on a number of factors, including the price, ease of use, and clinical acceptance of the methodology employed in ART's signal-averaging products, as well as the patented Simson Bi-directional Butterworth filter.

    SENSORS AND SNAPS

    Micron sells its sensor elements to many manufacturers of disposable silver/silver chloride ECG electrodes. Micron employs one full-time salesperson for sensors and snaps. The Company believes that it has one major competitor for sensors and that its sales of sensors greatly exceed those of its competition.

ENGINEERING AND RESEARCH AND DEVELOPMENT

    Beginning in mid-1997, ART's engineering and research and development efforts focused primarily on moving DOS software packages in the SAECG product lines into the Windows environment. ART currently employs one programmer engaged in software development and one technician for customer telephone support, warranty repairs, and limited manufacturing. For the fiscal years ended December 31, 2000, 1999, and 1998, ART had research and development expenses of approximately $229,000, $298,000, and $343,000, respectively, in connection with engineering, regulatory, and research and development activities, which consisted principally of the salaries of its employees and programming consultants.

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

    The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. SAECG medical tests are reimbursed under Part B Medicare in all 50 states. While third-party payers generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payers often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure.

    ART is unable to predict the impact of additional legislation or regulations, if any, which may be enacted or adopted in the future relating to ART's business or the health care industry, including third-party coverage and reimbursement.

INSURANCE

    The Company may be exposed to potential product liability claims by patients who use the Company's products. ART maintains a general liability insurance policy, which includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. ART has also increased its umbrella policy to $5,000,000. Micron also maintains a general liability insurance policy which includes product liability coverage of $2,000,000. To date, there have been no asserted or threatened claims against the Company. Although Company management believes the present insurance coverage is adequate for the types of products marketed by the Company, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

    ART has a directors and officers' liability insurance policy with coverage in the amount of $3,000,000 per occurrence and $3,000,000 per year in the aggregate.

PATENTS AND PROPRIETARY TECHNOLOGY

ART

    ART holds an exclusive license under the Simson Patent, which covers the signal-averaging and filtering technologies, which are utilized in the 1200 EPX, LP-Pac Q, and PREDICTOR(R) 7. The Simson Patent was issued in December 1983. ART is the assignee of three other U. S. Patents, two of which expire in July 2001 and the other in January 2002. ART holds foreign patents issued in Austria, Australia, Belgium, Canada, France, United Kingdom, Holland, Italy, Liechtenstein, Spain, Sweden, Switzerland and Germany. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents or extensions as deemed appropriate.

    As part of the acquisition of substantially all the Corazonix assets in 1993, including those pertaining to high resolution ECG, ART acquired three additional patents related to time and frequency domain analysis of electrocardiogram signals. ART acquired U.S. Patent No. 5,117,833 entitled "BI-SPECTRAL FILTERING OF ELECTROCARDIOGRAM SIGNALS TO DETERMINE SELECTED QRS POTENTIALS," (the "Bi-Spec Patent") which expires in 2009. The Bi-Spec Patent, which has been licensed to Agilent Technologies, Inc. (formerly a business of Hewlett Packard Company) on a non-exclusive basis, may provide ART with a superior means of detecting late potentials. ART also acquired three additional patents, which were granted in 1990 and 1991 by the U.S. Patent Office, and cover the spectral-temporal, mapping post-processing software packages sold by ART.

    United States Patent No. 5,609,158 entitled "Apparatus and Method for Predicting Cardiac Arrhythmia by Detection of Micropotentials and Analysis of all ECG Segments and Intervals," which covers a frequency domain analysis technique for SAECG data, was granted by the U.S. Patent Office in March 1997. This technique is embodied in the IntraSpect software product, and has been found to compliment the Simson methodology by increasing the overall predictive value of the

SAECG test. Additionally, patients with conduction delay problems (i.e., "bundle branch block") can have SAECG analysis performed on them. This includes 25% of the patient population, which previously could not be analyzed with SAECG.

    Rapid technological development in the medical industry results in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that ART's products do not and will not infringe on patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement on existing or future patents or proprietary rights may occur. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART.

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

MICRON

    Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensor elements. Key employees have executed nondisclosure and non-competition agreements. To maintain its leadership as a major supplier of sensors and snaps to the manufacturers of disposable silver/silver chloride ECG electrodes, Micron received a patent for a radiographically translucent snap that is manufactured from a flexible electrically conductive thermoplastic polymeric compound in 1995.

EMPLOYEES

    ART has three full-time employees, including one administrative and two programming personnel. Micron employs forty-four full time employees and two part-time employees, including thirteen administrative, sales and supervisory personnel, twelve quality control personnel and nineteen production personnel. None of the employees of either company are represented by a union.

ITEM 2.  PROPERTIES

    ART leases approximately 1,500 square feet of new office space in Austin from an unaffiliated landlord, with monthly rental payments of $2,657.

    The manufacturing facility and offices of Micron are located in an industrial area in Fitchburg, Massachusetts. The facility consists of two buildings. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is a 94,000 square foot, two story building.

ITEM 3.  LEGAL PROCEEDINGS

    As further discussed under Environmental Regulation, Micron has been identified as a potentially responsible party with liability by the DEP. On February 18, 1993, the site was classified as a non-priority site and Micron's waiver application was approved. As a condition of the waiver, Micron was required to prepare a five-year plan of remediation for the property. Micron has retained an environmental consulting firm, and in 1995 hired an internal consultant, to organize and implement the remediation plan and to represent Micron in its dealings with the regulatory authorities. During 2000, Micron filed its Phase II Report with the DEP. The Phase II Report included a Massachusetts Contingency Plan (MCP) Method 3 Risk Characterization and Response Action Outcome Statement that demonstrated a condition of "No Significant Risk" at the site. The site has been closed out under the MCP and is now awaiting a mandatory audit by the DEP.

    In 1997, ART acquired assets from Astro-Med Inc. relating to a hemodynamics system for cardiac catherization monitoring (Cath Lab Systems). Included as part of the purchase price of $350,000 was a Promissory Note for $300,000. In 1999, ART discontinued the sales of the Cath Lab Systems due to major deficiencies in the Astro-Med products and subsequently stopped payments under the Note. In 2000, Astro-Med filed a complaint in the Rhode Island Superior Court which was removed by ART to the United States District Court in Rhode Island to have the Note enforced. ART is contesting the complaint claiming breach of obligations under the Asset Purchase Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a. Annual meeting of shareholders was held on December 15, 2000

    b. Paul F. Walter was elected as director of the Company at the meeting. Russell C. Chambers, E. P. Marinos, and Julius Tabin continued to serve as directors.

          Paul F. Walter, MD         2,890,663  FOR,     1,374  WITHHELD

    c. BDO Seidman, LLP, was appointed to audit the consolidated financial statements of the Company for the year ended December 31, 2000.

                                     2,890,677 FOR,      1,360  WITHHELD

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    ART's Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT. Prior to that, ART's stock was listed on NASDAQ .

    The following table sets forth, for the period indicated, the high and low closing prices per share for ART's Common Stock as quoted by the American Stock Exchange.

                                                HIGH       LOW
                                              --------  --------
          Year Ended December 31, 1999
              1st Quarter.....................$ 1 5/16  $ 1 1/8
              2nd Quarter.....................  1 3/8     1 3/16
              3rd Quarter.....................  2 7/16    1 3/16
              4th Quarter.....................  2 3/8     1 3/8
          Year Ended December 31, 2000
              1st Quarter.....................$ 4 1/2   $ 1 1/2
              2nd Quarter.....................  2 5/8     1 7/8
              3rd Quarter.....................  2 3/8     1 3/4
              4th Quarter.....................  2         1 7/16

    As of March 1, 2001 the number of record holders of ART's common stock was estimated to be 1300. On March 1, 2001 the closing price for the common stock on the American Stock Exchange was $1.95.

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

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

    The selected financial data presented below for each of the years ended December 31 has been derived from the Company's audited consolidated financial statements. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements, including the notes thereto, appearing elsewhere in this report.

            STATEMENTS OF OPERATIONS DATA:                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                    2000        1999        1998        1997         1996
                                                    ----        ----        ----        ----         ----
Net sales                                         $  8,522    $  9,995    $  8,875    $ 10,555    $ 24,788
Commissions and related revenues                     1,000         385         485       1,332        --
                                                  --------    --------    --------    --------    --------
   Total revenue                                     9,522      10,380       9,360      11,887      24,788
Cost of sales                                        5,988       6,758       6,127       7,932      20,115
                                                  --------    --------    --------    --------    --------
   Gross profit                                      3,534       3,622       3,233       3,955       4,673
Selling and marketing                                  193         393         247         499         610
General and administrative                           2,169       2,143       2,141       2,491       2,420
Research and development                               229         298         343         371         173
Amortization of goodwill                               130         130         130         134         115
Write-down of assets                                  --          --           192        --          --
                                                  --------    --------    --------    --------    --------
   Income from operations                              813         658         180         460       1,355

Interest and other expenses, net                      (148)       (213)       (117)       (378)       (278)
                                                  --------    --------    --------    --------    --------

Income before income taxes                             665         445          63          82       1,077

Income tax expense                                      45          20         199          50         460
                                                  --------    --------    --------    --------    --------
   Net income (loss)                              $    620    $    425    $   (136)   $     32    $    617
                                                  ========    ========    ========    ========    ========

   Net income (loss) per share - basic            $    .19    $    .12    $   (.04)   $    .01    $    .17
                                                  ========    ========    ========    ========    ========
                               - diluted          $    .18    $    .12    $   (.04)   $    .01    $    .17
                                                  ========    ========    ========    ========    ========
Weighted average number
   of shares outstanding - basic                    3,333       3,489       3,561       3,563       3,608
                                                  ========    ========    ========    ========    ========
                         - diluted                  3,430       3,549       3,561       3,563       3,608
                                                  ========    ========    ========    ========    ========

        BALANCE SHEET DATA:                                                         DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                            2000          1999          1998         1997           1996
                                                            ----          ----          ----         ----           ----
Total assets                                             $     9,919  $      9,702  $     9,990  $    11,832  $      12,965
Long-term obligations (including current portion)        $       602  $        808  $     1,000  $     1,466  $         928
Working capital                                          $     3,671  $      2,174  $     2,282  $     2,293  $       2,891
Shareholders' equity                                     $     8,560  $      8,222  $     7,959  $     8,087  $       8,012

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

                                                       YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                       2000       1999     1998
                                                    -------------------------------
 Net sales..........................................  100.0%     100.0%   100.0%
 Cost of sales......................................   70.3       65.1     65.5
 Gross profit.......................................   29.7       34.9     34.5
 Selling and marketing..............................    2.3        3.8      2.6
 General and administrative.........................   25.4       20.6     22.9
 Research and development...........................    2.7        2.9      3.7
 Amortization of goodwill...........................    1.5        1.3      1.4
 Write-down of assets...............................      -          -      2.0
 Other, net.........................................   (1.7)      (2.0)    (1.3)
 GE/Prucka lump sum termination payment.............   11.7          -        -
                                                    -------------------------------

Income before income taxes..........................    7.8        4.3      0.6
 Income tax provision...............................   (0.5)      (0.2)   ( 2.1)
                                                    ------------------------------

       Net income (loss)............................    7.3%       4.1%    (1.5%)
                                                    ===============================

    REVENUE

    Revenues in 2000 included a $1,000,000 lump sum payment from GE/Prucka to terminate a commission agreement for the sales of CardioLab systems. The agreement was scheduled to expire December 31, 2002. Commissions earned under the GE/Prucka agreement were approximately $385,000 and $485,000 in 1999 and 1998, respectively.

    Excluding revenues attributed to the GE/Prucka commission agreement, the revenues from ongoing operations decreased $1,473,132 or 15% for the year ended December 31, 2000 compared to 1999. Revenues from 2000 from the sales of Micron Products sensors and metal snaps decreased $1,192,000 or 13% compared to 1999. Sales in 1999 related to (Y2K) concerns were abnormally high for Micron, especially at year-end. As a result, orders for sensors dropped in the first half of 2000 but have resumed to more normal rates in the second half of 2000. Orders for metal snaps decreased approximately $400,000 or 23% in 2000 and the lower sales volume is projected to continue due to the loss of a major customer.

    Revenues for 2000 that are derived from sales of ART's SAECG equipment were $114,823 compared to $276,578 in 1999. During 2000, ART began marketing a new Predictor(R) Windows based software with its patented signal averaging technology. Until more of ART's proprietary software is modified and re-introduced to the cardiology and electrophysiology fields in 2001, the Company expects revenues for these ART products will not be material.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                      2000       %           1999        %           1998       %
                                  --------------------   ---------------------   --------------------
Sensors & Snaps............     $    8,342,252   88    $     9,534,569   92    $    8,444,870   90
Polymers...................             64,788    -            183,839    2                 -    -
CardioLab & CardioMapp.....          1,000,000   11            384,598    4           485,331    5
SAECG equipment............            114,823    1            276,578    2           429,300    5
K-3 Cath-Lab                                 -    -                  -    -             1,095    -
                                  --------------------   ---------------------   --------------------
    Total..................     $    9,521,863  100    $    10,379,584  100    $    9,360,596  100
                                  --------------------   ---------------------   --------------------


    COST OF SALES

    Cost of sales as a percent of revenues excluding the effect of GE/Prucka commissions and termination payment was 70.3% in 2000 compared to 67.6% in 1999. The increase as a percent of revenue was primarily due to unabsorbed fixed manufacturing expenses, such as depreciation, utilities and salaried employees, associated with the lower volume of sensor sales. In 1998, cost of sales as a percent of revenues excluding GE/Prucka commissions was 69%.

    SELLING AND MARKETING

    Selling and marketing expenses as a percent of sales decreased from 3.8% in 1999 to 2.3% in 2000. The decrease reflects reductions in direct sales staff and marketing support for ART products until a new generation of signal-average ECG products is available for market introduction now scheduled to commence mid-year 2001.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses as a percent of sales was 25.4% in 2000 compared to 20.6% in 1999. As general and administrative expenses only increased $26,610 in 2000 over 1999, the higher percent than 1999 is strictly a function of the lower sales in 2000. Included in expenses in 2000 are $137,500 of severance costs related to two executives of the Company, and approximately $120,000 of legal expenses which were incurred in connection with an environmental investigation of Micron by the Attorney General's office of Massachusetts. Micron has been informed the investigation has concluded in 2000 with no adverse actions. These one-time costs were mostly offset by the continuing reduction in costs associated with the Austin headquarters operation.

    RESEARCH AND DEVELOPMENT

    Research and development costs decreased from $298,000 in 1999 to $229,000 in 2000. The decrease was due to fewer full time employees engaged in ART's R&D activities, somewhat replaced by outside programming services. Ongoing research and development for Micron's products and manufacturing processes is part of its manufacturing overhead.

    INTEREST EXPENSE

    Interest expense was $91,477 in 2000 compared to $132,919 in 1999. The Company had no bank borrowings of its credit line during 2000 and interest expense in 2000 was accrued on Bonds Payable and Long Term Debt. Bank borrowings were not required in 2000 due to approximately $2,377,000 of cash generation from operations which included the $1,000,000 for the termination of the GE/Prucka commission agreement, $295,000 from the sale of a polymer extruder and $229,000 from the refund of prior year's income taxes. Interest expense in 1998 was $220,000.

    INCOME TAXES

    For the year ended December 31, 2000, income tax as a percent of income before taxes was 6.8%, primarily due to the state tax of 9.5% on Micron's Massachusetts earnings, similar to 1999 and 1998. The low Federal income tax reflects the higher than estimated utilization of deferred tax deductions available for 2000 and future periods that generate taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $3,671,443 at December 31, 2000 compared to $2,173,947 at December 31, 1999. The increase of $1,497,496 is basically the result of two events:

(1) The receipt from GE/Prucka of a $1,000,000 termination payment related to a commission agreement and

(2) The classification of $580,000 of bonds that were included in current liabilities in 1999 and now are included in long term debt. The bonds were originally scheduled to mature in May, 2000 have been renewed to mature in May 2002.

    In August 1995, the Company completed a $600,000 private bond placement. The bonds carried an 11% interest rate and the bondholders received an aggregate of 279,000 warrants to purchase ART stock at $3.00 per share. The bond proceeds were used to help ART meet common stock repurchase commitments and to provide working capital for new product acquisitions and development. In early 2000, $550,000 of the bonds were extended until May 31, 2002 as well as 254,980 warrants to purchase ART stock at $1.50 per share.

    During 2000, the Company had an $800,000 line of credit with a bank that is due to expire in June 2001. This replaced a similar line, which had expired December, 1999. There were no borrowings under the line of credit in 2000. The maximum amount of borrowings under the line of credit for 1999 and 1998 was $10,000 and $723,000 respectively at a weighted average interest rate of 9% for both years. The Company anticipates the line of credit will be renewed in 2001.

    Net cash provided by operating activities for 2000, 1999 and 1998 was approximately $2,377,000, $919,000 and $1,839,000 respectively. The major source of cash provided by operations is the net income of the Company and the significant non-cash items of depreciation and amortization.

    Cash and cash equivalents were $1,999,292 and $455,674 at December 31, 2000 and 1999, respectively. Substantially all these funds are invested in fixed rate bank instruments that are highly liquid.

    Net cash used in investing activities was $255,508 in 2000, $583,110 in 1999 and $523,694 in 1998. The majority of these expenditures were for capital equipment at Micron's manufacturing facility in Massachusetts and the Company plans to expend approximately $350,000 for capital equipment in 2001.

    During 2000, 1999 and 1998, net cash used in financing activities totaled $578,231, $438,098 and $972,320 respectively. Included in the net cash used in financing activities were purchases of treasury stock of $502,772 in 2000, $238,808 in 1999 and $34,297 in 1998. In January 2000, the Company announced it had acquired in excess of five percent (5%) of its Common Stock in the belief that its stock is undervalued. The Company intends to continue this stock buy back program from time to time throughout 2001. The Company used $75,459, $238,567 and $980,880, in 2000, 1999 and 1998, respectively, to pay down credit facilities and long-term debt.

    INFLATION

    The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    Cautionary statements under the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results or events to differ materially and adversely from the results discussed in the forward-looking statements. When used in this Form 10-K, the words or phrases "believes," "anticipates," "expects," intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding demand for new and existing products; the success of new product development efforts; the uncertainty as to whether certain products will receive approval for sale in the United States; the Company's highly competitive industry and rapid technological change within the industry and the fact that the industry is dominated by large companies with much greater resources than the Company; and the reliance on key personnel.

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

ITEM 7A.  QUANTIFICATION AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to foreign currency exchange risk as all business is conducted based on U.S. Dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS                                17


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets                                                18

   Statements of operations                                      19

   Statements of changes in shareholders' equity                 20

   Statements of cash flows                                      21

   Notes to consolidated financial statements                    22-38

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders

Arrhythmia Research Technology, Inc.


We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                       /s/BDO Seidman, LLP




Gardner, Massachusetts

February 16, 2001

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

DECEMBER 31,                                                                              2000                 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 1,999,292          $   455,674
   Trade and other accounts receivable, net of allowance
     for doubtful accounts of $52,827 and $83,203                                       1,604,141            1,653,098
   Inventories (Note 4)                                                                   860,161            1,082,517
   Deposits, prepaid expenses and other current assets                                     62,728               52,172
   Income taxes recoverable                                                               100,000              329,408
----------------------------------------------------------------------------------------------------------------------

     Total current assets                                                               4,626,322            3,572,869

PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 7)                                      3,310,958            3,835,831

GOODWILL, net of accumulated amortization (Note 6)                                      1,456,833            1,586,723

OTHER INTANGIBLES, net of accumulated amortization (Note 6)                                48,030              122,887

DEFERRED INCOME TAXES, net (Note 8)                                                       444,923              423,923

OTHER ASSETS                                                                               31,518              159,453
----------------------------------------------------------------------------------------------------------------------

     Total assets                                                                     $ 9,918,584          $ 9,701,686
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                      $     23,882          $    23,811
   Current maturities of bonds payable and other
     long-term debt (Note 7)                                                              178,279              711,464
   Accounts payable                                                                       344,821              412,933
   Accrued expenses                                                                       407,897              250,714
----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                            954,879            1,398,922

BONDS PAYABLE AND OTHER LONG-TERM DEBT, net of current maturities (Note 7)                399,490               46,815

CAPITAL LEASE OBLIGATIONS, net of current portion                                               -               25,530

DEFERRED REVENUE                                                                            4,621                8,680
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       1,358,990            1,479,947
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 10 and 13):

SHAREHOLDERS' EQUITY (Note 13):
   Preferred stock, $1 par value; 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,729,681 and 3,711,883 issued, respectively                                          37,297               37,119
   Additional paid-in-capital                                                           9,166,615            8,946,293
   Common stock held in treasury, 563,446 and 298,406 shares at cost                   (1,654,664)          (1,151,892)
   Retained earnings                                                                    1,010,346              390,219
----------------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                         8,559,594            8,221,739
----------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                      $  9,918,584          $ 9,701,686
----------------------------------------------------------------------------------------------------------------------
                                                       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                             2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------
NET SALES                                                        $ 8,521,863         $  9,994,986           $8,875,265
COMMISSIONS AND RELATED REVENUE (Note 10)                          1,000,000              384,598              485,331
------------------------------------------------------------------------------------------------------------------------

   Total Revenue (Note 14)                                         9,521,863           10,379,584            9,360,596

COST OF SALES                                                      5,987,579            6,757,519            6,127,451
------------------------------------------------------------------------------------------------------------------------

     Gross profit                                                  3,534,284            3,622,065            3,233,145
------------------------------------------------------------------------------------------------------------------------

SELLING AND MARKETING                                                192,862              392,851              247,340
GENERAL AND ADMINISTRATIVE                                         2,169,217            2,142,607            2,140,804
RESEARCH AND DEVELOPMENT                                             229,659              297,568              342,914
AMORTIZATION OF GOODWILL                                             129,889              130,519              129,890
LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note 3)                         -                    -              192,201
------------------------------------------------------------------------------------------------------------------------

     Income from operations                                          812,657              658,520              179,996

OTHER INCOME (EXPENSE):
   Interest expense                                                  (91,477)            (132,919)            (219,627)
   Other income (expense), net                                       (56,053)             (80,243)             102,776
------------------------------------------------------------------------------------------------------------------------

     Total other expense, net                                       (147,530)            (213,162)            (116,851)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           665,127              445,358               63,145

INCOME TAX PROVISION (Note 8):
   Current                                                            66,000               69,313              115,583
   Deferred                                                          (21,000)             (49,000)              84,000
------------------------------------------------------------------------------------------------------------------------

                                                                      45,000               20,313              199,583
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $   620,127         $    425,045          $  (136,438)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Note 2):
   Basic                                                         $      0.19         $       0.12          $     (0.04)
   Diluted                                                       $      0.18         $       0.12          $     (0.04)

                                                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (NOTES 9 AND 13)

                                                                                                       Retained
                                                             Additional                  Unearned      Earnings
                                                              Paid-in        Treasury      ESOP      (Accumulated
                                    Shares       Amount       Capital         Stock    Compensation    Deficit)           Total
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997                  3,679,216   $  36,792   $ 8,909,307   $  (878,787)   $(82,134)    $  101,612       $8,086,790
      Treasury stock purchase of
       28,400 shares                     -             -             -       (34,297)          -              -          (34,297)
      ESOP payments                      -             -             -             -      42,857              -           42,857
      Net loss                           -             -             -             -           -       (136,438)        (136,438)
-----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998                  3,679,216      36,792     8,909,307      (913,084)    (39,277)       (34,826)       7,958,912
     Issuance of common stock         32,667         327        36,986             -           -              -           37,313
     Treasury stock purchase of
      153,891 shares                     -             -             -      (238,808)          -              -         (238,808)
     ESOP payments                       -             -             -             -      39,277              -           39,277
     Net income                          -             -             -             -           -        425,045          425,045
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999                  3,711,883      37,119     8,946,293    (1,151,892)          -        390,219        8,221,739
     Issuance of common stock         17,798         178        26,322             -           -              -           26,500
     Treasury stock purchase of
      265,040 shares                     -             -             -      (502,772)          -              -         (502,772)
     Value of warrants issued
      with bond renewal                  -             -       194,000             -           -              -          194,000
     Net income                          -             -             -             -           -        620,127          620,127
----------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000                  3,729,681   $  37,297   $ 9,166,615   $(1,654,664)   $      -     $1,010,346       $8,559,594
----------------------------------------------------------------------------------------------------------------------------------

                                                                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)

YEARS ENDED DECEMBER 31,                                             2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   620,127          $   425,045         $   (136,438)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Director fees paid in stock                                      26,500               37,313                    -
     Depreciation                                                    771,531              693,648              683,418
     Provision for doubtful accounts                                 (30,376)              11,011               10,874
     Amortization                                                    277,087              194,092              198,500
     Loss from impairment of long-lived assets                             -                    -              192,201
     Deferred income tax provision                                   (21,000)             (49,000)              84,000
     Deferred revenue                                                 (4,059)             (18,356)             (26,860)
     Changes in assets and liabilities:
       Trade and other accounts receivable                            79,333             (356,441)           1,078,727
       Inventories                                                   222,356              390,209              528,397
       Deposits, prepaid expenses and other assets                   117,379               (1,147)             (19,562)
       Income taxes recoverable                                      229,408              (66,598)                   -
       Accounts payable and accrued expenses                          89,071             (340,427)            (754,648)
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                 2,377,357              919,349            1,838,609
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (246,658)            (540,713)            (477,017)
   Other intangibles                                                  (8,850)             (42,397)             (46,677)
-------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                      (255,508)            (583,110)            (523,694)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit facilities                                  -                    -             (467,135)
   Principal payments on long-term debt and capital leases           (75,459)            (238,567)            (513,745)
   Purchase of treasury stock                                       (502,772)            (238,808)             (34,297)
   Reduction of unearned ESOP compensation                                 -               39,277               42,857
-------------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                      (578,231)            (438,098)            (972,320)
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,543,618             (101,859)             342,595

CASH AND CASH EQUIVALENTS, beginning of year                         455,674              557,533              214,938
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                           $ 1,999,292          $   455,674         $    557,533
-------------------------------------------------------------------------------------------------------------------------

                                                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF               Arrhythmia Research Technology, Inc.
       BUSINESS                     ("ART"), a Delaware corporation, is engaged
                                    in marketing computerized medical
                                    instruments for monitoring, analyzing and
                                    treating heart disease. Micron Products,
                                    Inc. ("Micron"), a Massachusetts
                                    corporation, a wholly-owned subsidiary of
                                    ART, is a manufacturer of silver/silver
                                    chloride-plated sensor elements, a component
                                    used in the manufacture of disposable
                                    medical electrodes designed for
                                    electrocardiograph ("ECG") and other
                                    instrumentation. Additionally, Micron also
                                    acts as a distributor of metal snap
                                    fasteners, another component used in the
                                    manufacture of disposable medical
                                    electrodes. Micron manufactures and leases
                                    high speed electrode assembly machines to
                                    its sensor and snap customers.



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

       CASH AND CASH
       EQUIVALENTS                  Cash and cash equivalents consist of cash on
                                    hand and on deposit in high quality
                                    financial institutions. The Company
                                    considers highly liquid investments that can
                                    be readily converted to cash at par value to
                                    be cash equivalents.

       INVENTORIES                  Inventories are stated at the lower of cost
                                    or market. Cost of inventories is determined
                                    by the first-in, first-out method.

       CONCENTRATION OF
       CREDIT RISK                  Financial instruments, which potentially
                                    expose the Company to concentrations of
                                    credit risk, as defined by SFAS No. 105,
                                    consist primarily of trade accounts
                                    receivable, cash and cash equivalents.


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


2.     ACCOUNTING POLICIES
       (Continued)

       CONCENTRATIONS OF
       CREDIT RISK
       (CONTINUED)                  It is the Company's policy to place its
                                    cash and cash equivalents in high quality
                                    financial institutions. The Company does not
                                    believe significant credit risk exists with
                                    respect to these institutions.

       ADVERTISING
       EXPENSES Advertising expenses consist primarily of costs incurred in promoting the Company's products, printed brochures and other activities. The Company expenses advertising costs as incurred. The Company's advertising expense was approximately $16,000, $52,000 and $72,000 in 2000, 1999 and 1998,
                                    respectively.

       PROPERTY, PLANT
       AND EQUIPMENT                Property, plant and equipment are recorded
                                    at cost and include expenditures which
                                    substantially extend their useful lives.
                                    Depreciation on property, plant and
                                    equipment is calculated using the
                                    straight-line method over the estimated
                                    useful lives of the assets. Expenditures for
                                    maintenance and repairs are charged to
                                    earnings as incurred. When equipment is
                                    retired or sold, the resulting gain or loss
                                    is reflected in earnings.


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

       LONG-LIVED                   The Company reviews the carrying values
       ASSETS                       of its long-lived and identifiable
                                    intangible assets for possible impairment
                                    whenever events or changes in
                                    circumstances indicate that the carrying
                                    amount of the assets may not be
                                    recoverable.


2.     ACCOUNTING POLICIES
       (Continued)

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

       NET INCOME (LOSS)
       PER SHARE DATA               The Company follows the provisions of SFAS
                                    No. 128 "Earnings Per Share", which requires
                                    the Company to present its basic earnings
                                    per share and diluted earnings per share,
                                    and certain other earnings per share
                                    disclosures for each year presented. Basic
                                    earnings per share is computed by dividing
                                    income available to common shareholders by
                                    the weighted average number of common shares
                                    outstanding. The computation of diluted
                                    earnings per share is similar to the
                                    computation of basic earnings per share
                                    except that the denominator is increased to
                                    include the number of additional common
                                    shares that would have been outstanding if
                                    the dilutive potential common shares had
                                    been issued. In addition, the numerator is
                                    adjusted for any changes in income or loss
                                    that would result from the assumed
                                    conversions of those potential shares.

                                    Basic and diluted EPS computation for the years ended December 31, 2000, 1999, and
                                    1998 are as follows:

YEARS ENDED DECEMBER 31,                      2000             1999             1998
--------------------------------------------------------------------------------------

Net income (loss) available
  to common shareholders               $   620,127      $   425,045      $  (136,438)
                                       ===========      ===========      ===========
Weighted average common
  shares outstanding                     3,333,317        3,488,650        3,560,713
                                      ============      ===========      ===========


Basic EPS                              $      0.19      $      0.12      $    (0.04)
                                       ===========      ===========      ===========

Diluted EPS:
   Net income (loss) available
     to common shareholders            $   620,127      $   425,045      $  (136,438)
                                       ===========      ===========      ===========
   Weighted average common
     share outstanding                   3,333,317        3,488,650        3,560,713
   Assumed conversion of
     common shares issuable
     under stock option plan                97,084           60,544                -
                                      ------------    -------------     ------------
   Weighted average common
     and common equivalent
     shares outstanding                  3,430,401        3,549,194        3,560,713
                                       ===========      ===========      ===========


Diluted EPS                            $      0.18      $      0.12      $    (0.04)
                                       ===========      ===========      ===========

2.     ACCOUNTING POLICIES
       (Continued)

       NET INCOME (LOSS)
       PER SHARE DATA
       (Continued)                  The following table summarizes securities
                                    that were outstanding but not included in
                                    the calculation of diluted earnings per
                                    share because their effect would have been
                                    antidilutive:

DECEMBER 31,                                2000              1999              1998
--------------------------------------------------------------------------------------


Stock options                              7,000            14,000           209,000

Stock warrants                                 -           279,000           279,000

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

       FAIR VALUE OF
       FINANCIAL
       INSTRUMENTS                  The carrying amount reported in the balance
                                    sheets for cash and cash equivalents,
                                    accounts receivable, accounts payable and
                                    accrued liabilities approximate their fair
                                    value due to the immediate or short-term
                                    maturity of such instruments. The carrying
                                    amounts reported for the promissory note and
                                    bonds payable approximate fair value based
                                    on the Company's incremental borrowing
                                    rates.

       COMPREHENSIVE
       INCOME                       The Company follows the provisions of
                                    Statement of Financial Accounting Standards
                                    No. 130, REPORTING COMPREHENSIVE INCOME,
                                    ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any components of comprehensive income for the years ended December 31, 2000, 1999 and 1998.

       INDUSTRY SEGMENTS            The Company follows the provisions of
                                    Statement of Financial Accounting Standards
                                    No. 131, "Disclosure about Segments of an
                                    Enterprise and Related Information" ("SFAS
                                    No. 131") which requires reporting of
                                    selected information about operating
                                    segments in interim financial statements
                                    issued to the public. It also establishes
                                    standards for disclosures regarding products
                                    and services, geographic areas, and major
                                    customers. SFAS No. 131 defines operating
                                    segments as components of an enterprise
                                    about which separate financial information
                                    is available that is evaluated regularly by
                                    the chief operating decision maker in
                                    deciding how to allocate resources and in
                                    assessing performance.


2.  ACCOUNTING POLICIES
       (Continued)

    SHIPPING AND
    HANDLING COSTS                  Shipping and handling costs include
                                    primarily freight and are classified as a
                                    cost of sales in the consolidated statements
                                    of operations.

    NEW ACCOUNTING
    STANDARD NOT
    YET ADOPTED                     In June 1998, the Financial Accounting
                                    Standards Board issued SFAS No. 133,
                                    "Accounting for Derivatives Instruments and
                                    Hedging Activities" ("SFAS No. 133"). SFAS
                                    No. 133 requires companies to recognize all
                                    derivatives contracts as either assets or
                                    liabilities in the balance sheet and to
                                    measure them at fair value. If certain
                                    conditions are met, a derivative may be
                                    specifically designated as a hedge, the
                                    objective of which is to match the timing of
                                    gain or loss recognition on the hedging
                                    derivative with the recognition of (i) the
                                    changes in the fair value of the hedged
                                    assets or liability or (ii) the earnings
                                    effect of the hedged forecasted transaction.
                                    For a derivative not designated as a hedging
                                    instrument, the gain or loss is recognized
                                    in income in the period of change. SFAS No.
                                    133, as amended by SFAS No. 137, is
                                    effective for all fiscal quarters of fiscal
                                    years beginning after June 15, 2000.

                                    Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

3.     ACQUISITION
       ACTIVITY                     On April 14, 1997, ART acquired from
                                    Astro-Med, Inc. substantially all of the assets related to the following products (i) the basic cardiac catheterization monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package (the "K3-II"),
                                    (iii) the network ready hemodynamic analysis package (the K3-III"), and (iv) the control work station (the K3-WI") (collectively, the "K3 Products"). The purchase price for the assets was $350,000, with $50,000 paid at closing and a promissory note issued in the amount of $300,000 (see Note 7).

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

4.     INVENTORIES                  Inventories consist of the following:

  DECEMBER 31,                                                 2000               1999
  --------------------------------------------------------------------------------------

  Raw materials                                           $ 123,962        $   252,237

  Work-in-process                                           197,254            233,966

  Finished goods                                            538,945            596,314

  --------------------------------------------------------------------------------------


  Total                                                   $ 860,161        $ 1,082,517
  ======================================================================================

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PROPERTY, PLANT              Property, plant and equipment consist of the following:
       AND EQUIPMENT

                                         Asset
 DECEMBER 31,                            Lives                 2000              1999
 --------------------------------------------------------------------------------------
 Machinery and equipment              5 to 15 years    $  4,481,941      $  4,355,011
 Equipment held for lease                  10 years         403,708           539,222
 Building and improvements                 20 years       1,856,585         1,903,221
 Vehicles                              3 to 5 years          28,855            28,855
 Furniture and fixtures                3 to 5 years         568,825           708,804
 --------------------------------------------------------------------------------------

                                                          7,339,914         7,535,113

 Less accumulated
   depreciation                                          (4,028,956)       (3,699,282)
 --------------------------------------------------------------------------------------

 Net property, plant and
   equipment                                           $  3,310,958      $  3,835,831
 --------------------------------------------------------------------------------------

                                    The Company had $87,770 and $135,400 of
                                    assets under capital leases, included in machinery and equipment, at December 31, 2000 and 1999. Accumulated depreciation on these assets was $24,868 and $33,307 at December 31, 2000 and 1999, respectively.

       EQUIPMENT
       LEASING The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years.
                                    Accumulated depreciation on leased equipment was $113,936 and $106,721 at December 31,
                                    2000 and 1999.

6.     GOODWILL AND OTHER           Goodwill and other intangibles consist of
       INTANGIBLES                  the following:

 DECEMBER 31,                                                 2000               1999
 --------------------------------------------------------------------------------------

 Goodwill                                             $  2,473,326       $  2,661,073
 Accumulated amortization                               (1,016,493)        (1,074,350)
 --------------------------------------------------------------------------------------

 Net goodwill                                         $  1,456,833       $  1,586,723
 --------------------------------------------------------------------------------------

 Other intangibles                                    $    606,449       $    597,599
 Accumulated amortization                                 (558,419)          (474,712)
 --------------------------------------------------------------------------------------

 Net other intangibles                                $     48,030       $    122,887
 --------------------------------------------------------------------------------------

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT

       REVOLVING CREDIT
       FACILITY The Company has available $800,000 from a revolving credit facility with a bank, which is renewable in June 2001. The agreement provides for borrowings up to 85% of eligible accounts receivable plus 40% of raw material and finished goods inventories.
                                    There were no outstanding borrowings on the working capital line of credit as of December 31, 2000 and 1999 and no borrowings during 2000.

                                    The agreement contains covenants that, among various matters, restrict further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

       LONG-TERM DEBT               Long-term borrowings, excluding capital lease
                                    obligations, consist of:

 DECEMBER 31,                                               2000               1999
 --------------------------------------------------------------------------------------

 Bonds payable                                            $399,490           $580,000

 $300,000  promissory note bearing interest at 8%
  per annum,  payable in monthly  installments of
  $9,551  through  May  2001,  collateralized  by
  equipment purchased.                                     178,279            178,279
  -------------------------------------------------------------------------------------

                                                           577,769            758,279

 Less current maturities                                   178,279            711,464
  -------------------------------------------------------------------------------------

 Long-term bonds payable and debt                        $ 399,490          $  46,815
=======================================================================================

       BONDS PAYABLE                In August 1995, the Company completed a
                                    $600,000 private bond placement. The bonds
                                    carried an 11% interest rate and matured in
                                    May 2000. In connection with the private
                                    bond placement, ART issued an aggregate of
                                    279,000 warrants to the bondholders to
                                    purchase ART common stock at $3.00 per
                                    share. The warrants were exercisable upon
                                    issuance and expired in five years. The
                                    Company recorded the allocation between the
                                    detachable warrants and debt securities
                                    based on their relative fair values. The
                                    $202,000 related to the warrants was
                                    reported as additional paid-in capital and a
                                    discount on the bonds payable which was
                                    amortized to interest expense over the
                                    five-year term of the bonds. In 2000, the
                                    Company renewed $550,000 of the private
                                    placement bonds for a two-year period
                                    maturing May 31, 2002. New warrants were
                                    issued to the bondholders for 254,980 shares
                                    of the Company's stock at $1.50 per share.
                                    The warrants also expire May 31, 2002. The
                                    fair-value allocated to the warrants was
                                    $194,000 which is reported as additional
                                    paid-in capital and a discount on the debt
                                    securities being amortized to interest
                                    expense over the two year term of the bonds.
                                    For the years 2000, 1999 and 1998, the
                                    Company recorded amortization of bond
                                    discount of $63,490, $46,065 and $48,000,
                                    respectively and interest expense of $63,250
                                    in 2000 and $66,000 in 1999 and 1998. The
                                    unamortized bond discount remaining as of
                                    December 31, 2000 and 1999 was $150,510 and
                                    $20,000, respectively.


              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
       (Continued)

       NOTE PAYABLE                 On April 14, 1997, ART incurred a promissory
                                    note in the amount of $300,000, bearing
                                    interest of 8% per annum, through the
                                    acquisition of property and equipment from
                                    a manufacturer. No payments were made during
                                    2000 as payment of the note is being
                                    contested. The unpaid principal is included
                                    in current liabilities.

8.     INCOME TAXES                 The income tax provision for each of the
                                    three years in the period ended December 31,
                                    2000 consists of the following:

                                             2000              1999              1998
 --------------------------------------------------------------------------------------
 Current:
    Federal                              $      -         $       -         $       -
    State                                  66,000            69,313           115,583

 --------------------------------------------------------------------------------------

 Total                                     66,000            69,313           115,583

 Deferred                                 (21,000)          (49,000)           84,000

 --------------------------------------------------------------------------------------

 Total income tax expense                $ 45,000         $  20,313         $ 199,583
 --------------------------------------------------------------------------------------

                                    The Company's federal net operating loss
                                    ("NOL") carryforwards were approximately
                                    $1,500,000 at December 31, 2000. During the three years ended December 31, 2000, the Company utilized approximately $482,000, $0 and $137,000, of its NOL carryforwards. The
                                    NOL carryforwards expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                                    The components of deferred income taxes were as follows as of December 31:

                                                              2000               1999
 --------------------------------------------------------------------------------------
 Deferred income taxes:
    Inventories                                         $   66,164       $    218,560
    Property, plant and equipment                           61,000            124,215
    Patents                                                288,238            294,560
    Other                                                  265,741            162,024
    Net operating loss carryforwards                       513,016            680,680
    Valuation allowance                                   (749,236)        (1,056,116)
 --------------------------------------------------------------------------------------

      Deferred income taxes                             $  444,923       $    423,923
 --------------------------------------------------------------------------------------

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES
       (Continued)                  Deferred tax assets are recognized by
                                    reducing the valuation allowance as the
                                    Company generates income, or when, in the
                                    opinion of management, significant positive
                                    evidence exists that the Company will be
                                    more likely than not to realize the tax
                                    benefits related to temporary differences
                                    which give rise to deferred tax assets.


                                    The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate
                                    (34%) as follows:

                                              2000             1999             1998
--------------------------------------------------------------------------------------
Tax provision computed at
  statutory rate                        $  226,143       $  151,422        $  21,470
Increases (reductions) due to:
   Nondeductible expenses                    5,358            3,850            2,034
   Amortization of goodwill                 39,054           39,054           39,054
   State income taxes net of
     federal benefit                        43,560           45,747           76,285
   Changes in valuation
     allowance estimates                  (306,880)        (240,172)         112,309
   Other                                    37,765           20,412          (51,569)
--------------------------------------------------------------------------------------

Income tax expense                      $   45,000       $   20,313        $ 199,583
--------------------------------------------------------------------------------------

9.     EMPLOYEE BENEFIT
       PLANS                        Micron established an Employee Stock
                                    Ownership Plan ("ESOP") as a result of a previous plan of reorganization. The ESOP is non-contributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP.
                                    The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the ESOP plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity. The
                                    Company accounts for its ESOP in accordance with Statement of Position 76-3.
                                    Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation. The Company has elected to recognize compensation expense based on contributions made. There are no repurchase obligations by the Company. The Company contributed and recorded compensation expense of $0, $39,277 and $42,857 during the years ended December 31, 2000, 1999 and 1998, respectively.

                                    The Company sponsors an Employee Savings and
                                    Investment Plan under Section 401(k) of the
                                    Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 20% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December
                                    31, 2000, 1999 and 1998, respectively.


10.    COMMITMENTS AND
       CONTINGENCIES

       ROYALTIES                    ART licenses its signal-averaging
                                    technology from an unrelated entity for a
                                    royalty fee of 4.5% of gross sales, less
                                    certain allowances for selling commissions
                                    and discounts. Costs of obtaining patents
                                    are offset against royalties due. To
                                    retain an exclusive license for the
                                    technology, ART is obligated to pay a
                                    minimum royalty of $30,000 annually. The
                                    royalties paid were $30,000, $30,000 and
                                    $35,000 for 2000, 1999 and 1998,
                                    respectively.

       ELECTROPHYSIOLOGY
       PRODUCTS CONTRACT            ART and Prucka Engineering, Inc. ("Prucka"),
                                    the manufacturer of the CardioLab and
                                    CardioMapp products (the "Products") had an
                                    agreement related to ART's exclusive
                                    distribution of the Products. The agreement
                                    provided for ART to receive a 3% commission
                                    on CardioLab sales through December 31,
                                    2002. The commissions earned for the years
                                    1999 and 1998 were approximately $385,000,
                                    and $485,000, respectively. In 2000, Prucka
                                    (now owned by GE Marquette) negotiated to
                                    buy out the remainder of the agreement for
                                    $1,000,000 with no further obligations to
                                    either party.


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

                                    Micron has been identified as a "potential responsible party" (PRP) under the
                                    Comprehensive Environmental Response and may be required to share in the cost of cleanup with respect to its Fitchburg, Massachusetts manufacturing facility. In January 1998,
                                    Micron filed information with the
                                    Massachusetts Department of Environmental
                                    Protection (DEP) to allow further subsurface investigation and a subsequent risk assessment to be performed. During 2000, Micron filed it's Phase II Report with the DEP. The Phase II Report included a
                                    Massachusetts Contingency Plan (MCP) Method
                                    3 Risk Characterization and Response Action
                                    Outcome Statement that demonstrated a
                                    condition of "No Significant Risk" at the site. The site has been closed out under the MCP and is now awaiting a mandatory audit by the DEP. At December 31, 2000 and 1999, the consolidated balance sheets include an accrual for these costs of $50,000.

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

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       OPERATING LEASES             The Company leases certain office
                                    space, facilities, vehicles and equipment
                                    under non-cancelable lease arrangements.
                                    Rent expense under all operating leases was
                                    approximately $117,000, $115,000 and
                                    $106,000 in 2000, 1999 and 1998,
                                    respectively.

                                    Future minimum operating lease payments as of December 31, 2000 are approximately as follows:

                                                                           Operating
 YEAR                                                                        Leases
--------------------------------------------------------------------------------------
2001                                                                       $  74,447
2002                                                                          36,896
2003                                                                          13,549
2004                                                                           7,491
--------------------------------------------------------------------------------------

Total                                                                      $ 132,383
--------------------------------------------------------------------------------------

11.    SUPPLEMENTAL                 Cash paid for income taxes and interest for the
       CASH FLOWS                   years ended December 31 is as follows:
       INFORMATION

                                              2000             1999             1998
  --------------------------------------------------------------------------------------
  Income taxes                            $   59,091        $ 110,172        $  94,860

  Interest                                $   68,889        $ 139,060        $ 218,447

  Non-cash activities:
     Bond discount resulting
       from bond and stock
       warrant renewal                    $  194,000        $       -        $       -
     Directors fees paid in stock         $   26,500        $  37,313        $       -

12.    RELATED PARTY
       TRANSACTIONS                 The Company obtains legal services with
                                    respect to its patents from a law firm, a
                                    partner of which is a shareholder and
                                    Director of the Company. Fees for services
                                    and patent prosecution costs paid to this
                                    firm were approximately $37,700, $41,000 and
                                    $3,300 for years 2000, 1999 and 1998,
                                    respectively. The amounts owed to this firm
                                    at December 31, 2000 and 1999 were
                                    approximately $4,000 and $31,000,
                                    respectively.


                                    Cardio Digital Inc. ("CDI") has four
                                    shareholders who are also shareholders of the Company. Royalties paid CDI were $6,100,
                                    $15,700 and $19,000 for years 2000, 1999 and
                                    1998, respectively. The amounts owed to CDI at December 31, 2000 and 1999 were $300 and
                                    $5,350, respectively.


              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    RELATED PARTY
       TRANSACTIONS                 During the years 2000, 1999 and 1998
                                    healthcare coverage premiums of
                                    approximately $11,670, $8,500 and $8,300,
                                    respectively, were paid on behalf of a
                                    Director of the (Continued) Company in
                                    exchange for consulting services.

                                    The Company obtains consulting services from a shareholder and Director of the Company related to acquisitions and other negotiations. No fees for services were paid to this Director for the years 2000, 1999 and 1998, respectively.

13.    STOCK OPTIONS

       OPTION PLAN                  The Company has reserved 250,000 shares of
                                    its common stock for issuance to officers
                                    and key employees pursuant to an Incentive
                                    Stock Option Plan (the "Option Plan"). Under
                                    the Option Plan, options become exercisable
                                    commencing one year from the date of grant
                                    at the rate of 20% of the total granted per
                                    year and expire ten years from the date of
                                    grant. The exercise price is the fair market
                                    value of the common stock on the date of
                                    grant. The range of exercise prices was
                                    $1.06 to $6.00 per share for all options
                                    outstanding and granted under the Option
                                    Plan with a weighted average exercise price
                                    of $1.63 per share and weighted average
                                    remaining life of 4.7 years. In September
                                    1998, the Board of Directors repriced
                                    options outstanding to Directors and
                                    Officers under the Option Plan to reflect
                                    the fair market value on the effective date
                                    of $1.06 per share.

                                    The plan is no longer qualified for deferred tax treatment for future option grants unless amended by the Board of Directors.

                                    Transactions under the Option Plan are
                                    summarized as follows:

                                             2000              1999              1998
 --------------------------------------------------------------------------------------
 Options outstanding at
   Beginning of year                      107,500           110,000           163,000
      Granted                                   -                 -                 -
      Cancelled/expired                   (56,500)           (2,500)          (53,000)
 --------------------------------------------------------------------------------------

 Options outstanding at
   end of year                             51,000           107,500           110,000
 --------------------------------------------------------------------------------------

 Options exercised to date                  4,500             2,000             2,000
 --------------------------------------------------------------------------------------

 Available for grant at
   end of year                            194,500           140,500           138,000
 --------------------------------------------------------------------------------------

 Exercisable at end of year                51,000           102,700            95,400
 --------------------------------------------------------------------------------------


 Weighted-average fair value
   of options granted                  $        -         $       -         $       -
 --------------------------------------------------------------------------------------

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTIONS
    (Continued)

    NON-PLAN OPTIONS                During 1994, non-plan options for
                                    144,000 shares, expiring in 2004, at an
                                    exercise price of $3.00, were granted to
                                    eight Directors. At December 31, 2000,
                                    90,000 options remain outstanding.

                                    During September 1998, the Board of
                                    Directors repriced options outstanding to
                                    Directors and Officers. All options were repriced to reflect the fair market value on the effective date of $1.06 per share.

                                    As of December 31, 2000 the exercise price for all non-plan options outstanding was $1.06 per share with a weighted average remaining life of 3.3 years.

                                    Transactions relative to non-plan options are summarized as follows:

                                             2000              1999              1998
 --------------------------------------------------------------------------------------
 Options outstanding at
   Beginning of year                       99,000            99,000           177,000
      Granted                                   -                 -                 -
      Cancelled/expired                    (9,000)                -           (78,000)
 --------------------------------------------------------------------------------------

 Options outstanding at
   end of year                             90,000            99,000            99,000
 --------------------------------------------------------------------------------------


 Exercisable at end of year                90,000            99,000            96,750
 --------------------------------------------------------------------------------------

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTIONS
       (Continued)

       NON-PLAN OPTIONS
       (CONTINUED)                  The Company accounts for stock options at
                                    intrinsic value in accordance with
                                    Accounting Principles Board Opinion No. 25,
                                    ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES,
                                    and related interpretations. Accordingly, no
                                    compensation expense has been recognized for
                                    the plans. Had compensation cost for the
                                    Company's stock options been determined
                                    based upon the fair value at the grant date
                                    for awards under the plans consistent with
                                    the methodology prescribed under Statement
                                    of Financial Accounting Standards No. 123,
                                    ACCOUNTING FOR STOCK-BASED COMPENSATION, the
                                    Company's net income (loss) would have been
                                    adjusted to the pro forma amounts indicated
                                    below:

                                                2000            1999            1998
--------------------------------------------------------------------------------------
                                                                          MC
Net income (loss) - as reported            $ 620,127       $ 425,045      $ (136,438)
Net income (loss) - pro forma              $ 614,685       $ 414,161      $ (269,539)

Basic income (loss)
  per share - as reported                  $    0.19       $    0.12      $    (0.04)

Diluted income (loss) per
  share - as reported                      $    0.18       $    0.12      $    (0.04)

Basic and diluted income (loss)
  per share - pro forma                    $    0.18       $    0.12      $    (0.08)

                                    The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses assumptions for dividend yield, expected volatility, and the risk-free interest rate.

                                    In August 1995, warrants were issued to
                                    bondholders to purchase an aggregate of
                                    279,000 shares of common stock at $3.00 per share which expire five years from the date of the bond. In 2000, the warrants were extended to bondholders to purchase an aggregate of 254,980 shares of common stock at $1.50 per share which expire May 31, 2002.


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INDUSTRY AND
       GEOGRAPHIC
       SEGMENTS The Company's operations are classified into two business segments: medical electrode components and computerized medical instruments.

                                    The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2000, 1999 and 1998:

                                                      Medical           Computerized
                                                      Electrode           Medical
                                                     Components         Instruments        Corporate        Consolidated
----------------------------------------------------------------------------------------------------------------------------
        Year ended December 31, 2000

        Sales                                       $ 8,407,040         $ 1,114,823 (A)  $        -         $ 9,521,863
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $   589,402          $  353,144      $ (129,889)        $   812,657
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   246,658          $        -      $        -         $   246,658
        Depreciation and Amortization               $   777,576          $   12,778      $  258,264         $ 1,048,618
        Identifiable assets at
          December 31, 2000                         $ 6,079,844          $  227,819      $3,610,921         $ 9,918,584
----------------------------------------------------------------------------------------------------------------------------

        Year ended December 31, 1999

        Sales                                       $ 9,718,408          $  661,176      $        -         $10,379,584
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $ 1,529,928          $ (740,889)     $ (130,519)        $   658,520
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   504,817          $        -      $   35,896         $   540,713
        Depreciation and Amortization               $   637,381          $   13,975      $  236,384         $   887,740
        Identifiable assets at
          December 31, 1999                         $ 7,076,354          $  473,374      $2,151,958         $ 9,701,686
----------------------------------------------------------------------------------------------------------------------------

        Year ended December 31, 1998

        Sales                                       $ 8,444,870          $  915,726      $        -         $ 9,360,596
----------------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $ 1,263,650          $ (953,764)     $ (129,890)        $   179,996
----------------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   453,112          $        -      $   23,905         $   477,017
        Depreciation and Amortization               $   650,705          $   27,053      $  204,160         $   881,918
        Identifiable assets at
          December 31, 1998                         $ 6,188,950          $  574,019      $3,227,175         $ 9,990,144
----------------------------------------------------------------------------------------------------------------------------

        (A) Includes a $1,000,000 buyout of Prucka commission agreement.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INDUSTRY AND                  The following table sets forth the
       GEOGRAPHIC                    geographic distribution of the Company's
       SEGMENTS                      net sales:
       (Continued)

REGION                                      2000              1999              1998
--------------------------------------------------------------------------------------
United States                        $ 3,422,711(A)   $  3,349,427       $ 4,898,191
Europe                                 2,987,559         2,951,797         2,678,710
Canada, Mexico &
  South America                        2,840,434         3,679,873         1,557,356
Pacific Rim                              248,343           315,256           173,966
Other                                     22,816            83,231            52,373
--------------------------------------------------------------------------------------

Net Sales                            $ 9,521,863      $ 10,379,584       $ 9,360,596
--------------------------------------------------------------------------------------

                                    (A) Includes a $1,000,000 buyout of Prucka commission agreement.

                                    The following table sets forth the percentage of net
                                    sales to significant customers of the medical
                                    electrode components segment in relation to total
                                    segment sales:

 CUSTOMERS                                   2000              1999              1998
 --------------------------------------------------------------------------------------
 A                                             36%               37%               32%
 B                                             25%               28%               15%
 C                                             14%               11%               11%
 D                                              -                 -                25%

                                    The only single significant customer for the computerized medical instruments segment was revenue from the Prucka commission agreement, which was terminated in 2000. For the years ended December 31, 2000, 1999 and 1998, this was 90%, 58% and 53% of computerized medical instrument net sales, respectively.


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    QUARTERLY
       FINANCIAL DATA

                                 First         Second         Third         Fourth
                                Quarter        Quarter       Quarter        Quarter
 --------------------------------------------------------------------------------------
  2000

  Revenues                   $ 2,543,826    $ 2,863,091   $ 2,108,247     $ 2,006,699
  Gross profit                   867,192      1,582,495       588,157         496,440
  Net income(loss)               101,731        644,842        21,933        (148,379)
  Net income(loss) per share         .03            .19           .01            (.04)

  1999

  Revenues                   $ 2,441,683    $ 2,922,771   $ 2,609,674     $ 2,405,456
  Gross profit                   712,589      1,110,376     1,135,071         664,029
  Net income(loss)                (1,131)       197,382       175,938          52,856
  Net income(loss) per share        (.00)           .06           .05             .01

                                    The second quarter results in 2000 include
                                    $1,000,000 of revenue associated with the termination of a commission agreement with Prucka. During the fourth quarter of 2000, the Company determined that $90,000 of costs related to a previous version of ART software had no future value and was charged to expense. In addition, $106,000 of severance costs was provided for in the fourth quarter of 2000.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

                NAME                  AGE           POSITION WITH THE COMPANY
----------------------------------------------------------------------------------------
E.P. Marinos                           59   Chairman of the Board of Directors, Director
Julius Tabin, Ph.D                     81   Director
Paul F. Walter, MD                     63   Director
Russell C. Chambers, MD                57   Director
Richard A. Campbell                    58   Vice President of Finance
James E. Rouse                         46   Vice President/General Manager

    The Directors are divided into three classes with rotating three-year terms. Dr.Walter has been elected to serve until the 2003 annual meeting of shareholders while Dr. Chambers was elected to serve as a Director until the 2002 annual meeting of shareholders. Mr. Marinos and Dr. Tabin were elected to serve until the 2001 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

    Each non-employee director receives compensation of $1,000 per quarter. Additionally, each non-employee director receives $500 for each meeting at which such director is present in person and $250 for each meeting at which such director is present by telephone. Employee directors do not receive compensation.

    E.P. (LOU) MARINOS was appointed President and Chief Executive Officer of the Company in March 1995 and resigned in May, 1997. Mr. Marinos, until he resigned, also served in the capacity of Chief Financial Officer and Chief Operating Officer since joining the Company in May, 1994. Prior to joining the Company Mr. Marinos held senior executive management or Director positions with Intermedics, Inc., Carbon Implants, Inc., Bio-International, Inc. and Endevco, Inc. He was also a senior partner with Deloitte & Touche. Mr. Marinos is presently Chairman of the Board of Midcoast Interstate Transmission, Inc. and President and Chief Executive Officer of Kansas Pipeline Co. Mr. Marinos was appointed Chairman of the Board of Directors of ART in July, 2000 and has been a director of the Company since March, 1996.

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

    RICHARD A. CAMPBELL was appointed Vice President of Finance of the Company in June, 2000.

    JAMES E. ROUSE WAS appointed Vice President/General Manager of the Company in December, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The following tables set forth certain information concerning compensation of and stock options held by the Company's President and Chief Executive Officer and the President of the Company's subsidiary, Micron:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                          ------------------------
                                                          ANNUAL COMPENSATION               AWARDS     PAYOUTS
                                                ------------------------------------------------------------------
                                                                                            STOCK     LONG-TERM        ALL
         NAME AND PRINCIPAL POSITION                                                       OPTIONS    INCENTIVE       OTHER
                                                  YEAR    SALARY     BONUS     OPTIONS       (SH)      PAYOUTS    COMPENSATION
----------------------------------------------- -------- ---------  ----------------------------------------------------------
Anthony A. Cetrone, President,  Micron           2000    $ 66,353      -          -           -           -             -
Products Inc. (1)

Nancy C. Arnold, President                       2000    $ 72,188      -          -           -           -             -
Arrhythmia Research Technology, Inc (2)

Anthony A. Cetrone, President, Micron            1999    $110,000    15,651       -           -           -             -
Products Inc.

Nancy C. Arnold, President, Arrhythmia
Research Technology, Inc.                        1999    $ 82,500       500       -           -           -             -

Anthony A. Cetrone, President, Micron            1998    $ 98,000     5,282       -           -           -             -
Products Inc.

Sidney M. Barbanel, President and Chief          1998    $ 70,833      -          -           -           -             -
Executive Officer

(1) Mr. Cetrone retired from the Company and resigned his position as Chairman of the Board and Chief Executive Officer of the Company in July, 2000. The Company has not named a replacement Chief Executive Officer for the Company and the Board of Directors has served in this capacity since the resignation of Mr. Cetrone. The Company has an arrangement to compensate directors for time spent on these responsibilities. No amounts were paid in 2000.

(2) Ms. Arnold terminated her employment with the Company in November, 2000.



                        OPTION GRANTS IN LAST FISCAL YEAR

  There were no options granted during fiscal year 2000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTIONS VALUES TABLE

    The realized value of aggregated option exercises during 2000 and the value of unexercised in-the-money options at December 31, 2000 held by the Named Executive Officers are shown in the following table:

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                  OPTIONS HELD AT               IN-THE-MONEY OPTIONS AT
                                        VALUE REALIZED           DECEMBER 31, 2000                DECEMBER 31, 2000(1)
                            SHARES     (MARKET PRICE AT   ------------------------------- ----------------------------------
                            ACQUIRED     EXERCISE LESS
         NAME             ON EXERCISE   EXERCISE PRICE)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------ ------------- ------------------ ------------- ----------------- ---------------- -----------------
E. P. Marinos                 -         $      -              42,000               -    $      23,625    $            -

(1) Calculated on the basis of the closing price per share for the Common Stock on the American Stock Exchange of $1.625 on December 31, 2000.


                      REPORT OF THE COMPENSATION COMMITTEE

    The following report of the Compensation Committee (the "Committee" ), as well as the Performance Table set forth herein, are not soliciting materials, are not deemed filed with the Securities and Exchange Commission (the "SEC") and are not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in any such filing.

    The Compensation Committee is responsible for establishing and reviewing the Company's executive compensation policies, advising the full Board of Directors on all compensation matters and administering the Company's stock option plans. The Committee relating to compensation of the President and Chief Executive Officer are reviewed and approved by the other non-employee Directors.

COMPENSATION POLICY

    The Company's executive compensation policies are designed to foster the Company's business goals of achieving profitable growth and premium returns to Stockholders. The principal objectives of these policies are as follows:
(1) to attract, motivate and retain executives of outstanding ability and character; (2) to provide rewards that are closely related to the performance of the Company and the individual executive by placing a portion of compensation at risk; and (3) to align the interests of executives and Stockholders through long-term, equity-based incentives and programs to encourage and reward stock ownership.

    This report discusses the manner in which base salaries, short-term incentive compensation and long-term, equity-based incentives for the Company's President and Chief Executive Officer and other executive officers were determined for the 2000 fiscal year.

EXECUTIVE COMPENSATION

    The key components of executive compensation are base salary, short-term incentive compensation and long-term, equity-based incentives. Base salaries are generally targeted to be competitive with the average salaries paid at other companies of similar size and complexity both within and outside the medical device distribution and manufacturing industries.

    BASE SALARY

    Salary level targets are established so that the Company can attract and retain the most qualified employees. The Compensation Committee approves the individual salaries of executive officers. In determining an executive officer's salary, the Compensation Committee considers, but does not assign specific weights to, the following factors: internal factors involving the executive's level of responsibility, experience, individual performance, and equity issues relating to pay for other Company executives, as well as external factors involving competitive positioning, overall corporate performance, and general economic conditions. No specific formula is applied to determine the weight of each factor.

    INCENTIVE COMPENSATION PROGRAM

    The Company maintains an incentive compensation program for substantially all officers and executives designed to reward such individuals for their contributions to corporate and individual objectives. In the past, the programs have provided additional compensation based on performance and profits of those operations for which the various executives have responsibility. No bonuses were earned by any executive officers named in the Summary Compensation Table, in 2000.

    LONG-TERM INCENTIVE COMPENSATION

    The Company also grants stock options and other equity incentives in order to link compensation to the Company's long-term growth and performance and to increases in Stockholder value. The Committee has broad discretion to establish the terms of such grants. The Company grants awards to designated employees upon commencement of employment or following a significant change in an employee's responsibility or title. Awards are based on guidelines relating to the employee's position in the Company which are set by the Committee, as well as the employee's current performance and anticipated future contributions. The Committee also considers the amount and terms of stock options previously granted to each of the employees. The Committee individually evaluates these factors with respect to each executive and then the Committee reaches a consensus on the appropriate award. During fiscal year 2000, the Committee did not recommend the grant of any options to any Executive Officers.

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Anthony A. Cetrone served as President and Chief Executive Officer of the Company until November, 1999, however, he continued as Chairman of the Board and Chief Operating Officer of Micron. Mr. Cetrone retired from the Company and resigned his position as Chairman of the Board and Chief Operating Officer of the Company in July, 2000. Prior to his retirement, his annual rate of base compensation was $110,000. Nancy C. Arnold was named President in November, 1999. Ms. Arnold served as President and General Counsel until she terminated her employment with the Company in November, 2000. Prior to her termination, her annual rate of compensation was $82,500.

    This report on executive compensation is made by and on behalf of the Company's Compensation Committee.

    Russell C. Chambers, M.D.

                          STOCK PERFORMANCE INFORMATION

    The following Performance Table compares the Company's cumulative total shareholder return on its Common Stock for a five-year period (from December 31, 1995 to December 31, 2000), with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") (which does not include the Company), and the Standard & Poor's Medical Products and Supplies Stock Index (which includes the Company) ("S&P Med"). Dividend reinvestment has been assumed. The Performance Table assumes $100 invested in December 31, 1995 in the Company's Common Stock, S&P 500, and S&P Med.

                                                                  -------------------------------------------------------
                                                                                 CUMULATIVE TOTAL RETURN
                                                                  -------------------------------------------------------
                                                                   12/95     12/96    12/97    12/98    12/99     12/00
                                                                  --------- -------- -------- -------- --------- --------
ARRHYTHMIA RESEARCH TECHNOLOGY, INC.                                100.00    58.82    36.76    30.88     38.24    38.24

S & P 500                                                           100.00   122.96   163.98   210.84    255.22   231.98

S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES)                     100.00   114.77   143.09   206.25    191.03   275.56

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

    Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 2000.

STOCK OPTIONS

    1987 INCENTIVE STOCK OPTION PLAN

    In 1987, the Company adopted a stock option plan (the "Option Plan") pursuant to which 250,000 shares of Common Stock have been reserved for issuance to officers and other key employees and to certain other persons who are employed or engaged by the Company. Options are designated as "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The purpose of the Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. The exercise price of any stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. The term of each option and the manner in which it may be exercised is determined by the Board of Directors provided that no option may be exercisable more than 10 years after the date of grant and, in the case of a stock option granted to an eligible employee owning more than 10% of the Common Stock, no more than five years. Generally, options become exercisable one year from the date of grant and each year thereafter at a rate of 20% per year. Options are not transferable, except upon death of the option holder. The 1987 ISO Plan has expired.

    Options to purchase an aggregate of 229,000 shares of Common Stock at an exercise price of $2.25 to $6.50 per share have been granted under the Option Plan to twenty current and former employees. Of these, options for 4,500 shares were exercised and options to purchase 141,500 shares granted to eleven former employees were canceled due to termination of employment or death of the employees. In September 1998, the Board of Directors adjusted the exercise price of the options granted to the Directors and officers of the company to reflect the current fair market value of the stock, which was $1.06. During the years ended December 31, 2000 and 1999, no options were granted. During the year ended December 31, 2000, options to purchase 2,500 shares were exercised and options to purchase 54,000 shares were cancelled due to retirement or termination of employment.

    OTHER OPTIONS

    In addition, options to purchase an aggregate of 518,450 shares of Common Stock have been granted at exercise prices ranging from $2.00 to $4.00; such options were not granted under the Option Plan. At December 31, 2000, options for 55,251 shares have been exercised and options for 302,700 shares have been terminated/forfeited.

    In October 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. The shares were immediately exercisable. Options for 72,000 shares have been terminated or forfeited.

    In November 1995, options to purchase 29,000 shares, expiring in 2005, at an exercise price of $3.00, were granted to two Officers and Directors of the Company. All options were forfeited upon the resignations of both Officers and Directors.

    In September 1998, the Board of Directors adjusted the exercise price of the options granted to the Directors and Officers of the Company to reflect the current market value of the stock, which was $1.06 per share.

    MEDICAL CONSULTANTS

    From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2000, 1999 and 1998, the Company used consultants on a specific project basis. Amounts paid to consultants during 2000, 1999 and 1998 were not material.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 1, 2001 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.

                                                                            BENEFICIAL
                                                                           OWNERSHIP (1)
                                                                        --------------------
                     NAME OF BENEFICIAL OWNER (4)                         NUMBER   PERCENT
--------------------------------------------------------------------------------------------
Russell C. Chambers, M.D. (2)..........................................    487,691  15.39
Julius Tabin, Ph.D.....................................................    138,824   4.38
Paul F. Walter, M.D....................................................     82,055   2.59
E.P. Marinos...........................................................     60,426   1.91

All officers and directors as a group (3) .............................    821,587  25.93

1. Unless otherwise noted, each person has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

2. Excludes Company shares owned by two trusts of which Dr. Chambers' son and Dr. Chambers' wife have a beneficial interest. Dr. Chambers is neither a beneficiary of trustee of the two trusts and disclaims any beneficial ownership of the common stock held by the trusts. Includes 2,500 shares over which Dr. Chambers has voting power pursuant to an agreement, 12,500 shares held as custodian for his son and 2,500 shares held as custodian for a niece.

3. Includes 52,591 shares held by the Micron Employee Stock Ownership Plan over which an Officer of the Company has power as Trustee.

4. Includes options to purchase shares of Common Stock, all of which are exercisable at December 31, 2000, as follows:

                   NAME                              NUMBER
--------------------------------------------    ------------------
E.P. Marinos..............................                 42,000
Russell C. Chambers, M.D..................                 18,000
Julius Tabin..............................                 18,000
Paul F. Walter, M.D.......................                 18,000
                                                ------------------

     Total................................                 96,000
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

    In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. In consideration for the license, CDI provided $175,000 of financing and granted ART an option to acquire any technology developed by CDI on an exclusive basis at a price of either $1,250,000 or a royalty fee of $150 per cardiac signal-averaging device sold by ART, up to a maximum of $1,250,000. ART exercised its option to purchase such technology at the fee of $150 per signal-averaging device sold by ART. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees paid for the years ended December 31, 2000, 1999 and 1998 were $6,100, $15,700 and $19,000, respectively.

    Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception and he and other members of the firm are shareholders of the Company. For the years ended December 31, 2000, 1999 and 1998, the law firm billed the Company approximately $19,300, $40,638 and $3,286, respectively, for legal services rendered and patent prosecution costs. The amounts owed to the firm at December 31, 2000, 1999 and 1998 were approximately $4,000, $31,000, and $18,000, respectively.

    Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 2000, 1999 and 1998, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $11,670, $8,500, and $8,300, respectively.

    The Company obtains consulting services, with respect to acquisitions and other negotiations, from Mr. E. P. Marinos, a shareholder and Director of the Company. No fees for services were paid to this Director for years 2000, 1999 and 1998, respectively. The amounts owed to the Director were approximately $4,275, $0, and $0 for December 31, 2000, 1999 and 1998, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as a part of this report:

    (1) All Financial Statements

    See index to financial statements on page 16 for a list of all financial statements filed as part of this report.

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

    (3) Exhibits

    The following exhibits, required by Item 601 of Regulation S-K are submitted herewith:

                                                    DESCRIPTION OF EXHIBITS
                -------------------------------------------------------------------------------------------------
   10.34        Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc...
   10.35        Manufacturing Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc....
   10.36        Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc.
                and Astro-Med, Inc....................................................................................
   10.37        Manufacturing Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
                Astro-Med, Inc........................................................................................
   10.38        Software Conversion Agreement, dated April 21, 1997, between Arrhythmia Research Technology,
                Inc. and Softheart, Inc. .......................................................................
   10.39        License Agreement, dated April 21, 1997, between Arrhythmia Research Technology, Inc. and
                Softheart, Inc. ................................................................................




(b) Reports filed in the fourth quarter on Form 8-K:

    None

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.



BY: /s/ E. P. Marinos
   -----------------------------------
        E. P. Marinos
        Chairman of the Board of Arrhythmia Research Technology, Inc. and Acting Chief Executive Officer

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

                      SIGNATURE                                         CAPACITY                             DATE
------------------------------------------------------  ----------------------------------------- ----------------------------

/s/ E. P. Marinos                                       Chairman of the Board and                 March 28, 2001
------------------------------------------------------  Acting Chief Executive Officer
E. P. Marinos

/s/ Russell C. Chambers                                 Director                                  March 28, 2001
------------------------------------------------------
Russell C. Chambers

/s/ Julius Tabin                                        Director                                  March 28, 2001
------------------------------------------------------
Julius Tabin

/s/ Paul F. Walter                                      Director                                  March 28, 2001
------------------------------------------------------
Paul F. Walter

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT                                            PAGE
------------   ----------------------------------------------------------------------------------------------------   -------
    3.0        Articles of Incorporation.........................................................................        (A)
    3.1        By-laws...........................................................................................        (A)
    3.2        Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
               Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation.....................        (A)
    3.3        Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
               Arrhythmia Research Technology, Inc., a Delaware corporation......................................        (A)
    4.0        Form of Certificate evidencing shares of the Company's Common Stock...............................        (A)
    4.1        Form of Non-plan Options to purchase Company Common Stock.........................................        (C)
    4.2        Form of Options to purchase Company Common Stock under the 1987 Incentive Stock Option Plan.......
                                                                                                                         (A)
    4.3        Form of Underwriter's Warrant.....................................................................        (C)
    4.4        Bond Indenture and Bond Form.......................................................................
    4.5        Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan...................
    4.6        Form of Option for Anthony A. Cetrone under 1995 Key Employees Stock Option Plan...................
   10.0        Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated November 20, 1989...
                                                                                                                         (B)
   10.1        Amendment to Distribution Agreement dated November 20, 1989.......................................        (B)
   10.2        Lockup Agreement..................................................................................        (A)
   10.3        Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987.......
                                                                                                                         (A)
   10.4        Amendment to Manufacturing agreement dated June 15, 1987..........................................        (A)
   10.5        Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989...........        (C)
   10.6        Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990..........        (C)
   10.7        Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990.........        (C)
   10.8        Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990..............        (C)
   10.9        License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART........
   10.10       Amendment to License Agreement dated June 1, 1985.................................................        (A)
   10.11       License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc. to
               ART...............................................................................................        (A)
   10.12       Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
               Cardiodigital Industries, Inc. to ART.............................................................        (A)
   10.13       Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
               Louisiana corporation.............................................................................        (A)
   10.14       Settlement Agreement, dated February 23, 1990, by and among Baylor College of Medicine, The
               Methodist Hospital Foundation and The Methodist Hospital and Matthew W. Prucka, Delphi Computer
               Systems Inc., Prucka Engineering, Inc., Dr. Christopher Wyndham and Arrhythmia Research
               Technology, Inc...................................................................................        (C)
   10.15       Form of Employment Agreement dated June 1, 1991, by and between the Company and David A. Jenkins..
                                                                                                                         (C)
   10.16       Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February 6,
               1991..............................................................................................        (B)
   10.17       O E M Agreement by and between Vascor Medical Corporation, Vascomed and ART dated December 14,
               1991..............................................................................................        (D)
   10.18       Amendment to O E M Agreement dated December 14, 1991..............................................        (D)
   10.19       O E M agreement by and between Professional Catheter Corporation and ART dated September 11, 1992.
                                                                                                                         (F)
   10.20       Distribution Agreement by and between Prucka Engineering, Inc. and ART, dated May 28, 1992........          )
   10.21       Employment Agreement, dated November 24, 1992, between the Company and Anthony A. Cetrone........
                                                                                                                         (F)
   10.22       Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
               Tucker & Harris, L.L.P. and ART..................................................................         (F)


               Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research Technology, Inc.,
   10.23       ART Merger Subsidiary II, Inc., Micron Products Inc. and Micron Medical Products Inc.............         (E)
   10.24       Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron
               Products Inc.....................................................................................         (E)
   10.25       Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and
               Corazonix Corporation............................................................................         (G)
   10.26       Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation.......................................................         (I)
   10.27       Manufacturing and Equipment Lease Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation.......................................................         (I)
   10.28       Letter of Intent dated September 28, 1993, between Arrhythmia Research Technology, Inc. and Lite
               Tech, L. P.......................................................................................         (I)
   10.29       Letter of Intent, dated September 28, 1993 by and between Arrhythmia Research Technology, Inc. and
               Mr. John Curley and Mr. Thomas Krug..............................................................         (I)
   10.30       Agreement by and between Arrhythmia Research Technology, Inc. and Prucka Engineering, Inc., dated
               August 1994......................................................................................         (J)
   10.31       First and Second Amendments to Manufacturing and Equipment Lease, dated August 31, 1994 and
               October 6, 1994, respectively, between Arrhythmia Research Technology, Inc. and Corazonix
               Corporation......................................................................................         (J)
   10.32       Agreement and Modification of Second Amendment to Manufacturing and Equipment Lease Agreement
               dated November 4, 1994, between Arrhythmia Research Technology, Inc. and Corazonix Corporation...
                                                                                                                         (J)
   10.33       Employment Agreement, dated March 1, 1996, between the Company and E. P. Marinos.................
   10.34       Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
   10.35       Manufacturing Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
   10.36       Asset Purchase Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
   10.37       Manufacturing Agreement, dated April 14, 1997, between Arrhythmia Research Technology, Inc. and
               Astro-Med, Inc.
   10.38       Software Conversion Agreement, dated April 21,1 997, between Arrhythmia Research Technology, Inc.
               and Softheart, Inc.
   10.39       License Agreement, dated April 21, 1997, between Arrhythmia Research Technology, Inc. and
               Softheart, Inc.
    22.0       Subsidiaries.....................................................................................         (F)
    28.0       1987 Incentive Stock Option Plan.................................................................         (A)
    28.1       Option Agreement, dated March 18, 1991, between the Company and Julius Tabin.....................         (F)
    28.2       Option Agreement, dated March 18, 1991, between the Company and Robert A. Simms..................         (F)
    28.3       Option Agreement, dated March 18, 1991, between the Company and Tom Podl.........................         (F)
    28.4       Option Agreement, dated March 18, 1991, between the Company and Paul F. Walter...................         (F)
    28.5       Option Agreement, dated March 18, 1991 between the Company and Russell C. Chambers...............         (F)
    28.6       Option Agreement, dated August 21, 1990, between the Company and Robert A. Simms.................         (F)
    28.7       Option Agreement, dated March 8, 1993, between the Company and Anthony A. Cetrone.......                  (I)
    28.8       Option Agreement, dated March 8, 1993, between the Company and Wayne Schroeder. ...........               (I)
    28.9       Merger Agreement, dated December 26, 1993, between Micron Products Inc. and Micron Medical
               Products Inc.......................................................................................       (I)
   28.10       Articles of Merger of Parent and Subsidiary........................................................       (I)
   28.11       Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and
               entered on November 15, 1993.......................................................................       (H)

        (A)    Incorporated herein by reference from a Registration Statement on Form S-18 as filed with the
               Commission in April 1988, Registration Statement No. 33-20945-FW.
        (B)    Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1990.
        (C)    Incorporated herein by reference from a Registration Statement on Form S-1 as filed with the
               Commission in August 1990, Registration Statement No. 33-36607.
        (D)    Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1992.
        (E)    Incorporated by reference from Form 8-K as filed with the Commission on December 10, 1992.
        (F)    Incorporated herein by reference from a Form 10-K as filed with the Commission in March 1993.
        (G)    Incorporated by reference from Form 8-K as filed with the Commission on July 15, 1993.
        (H)    Incorporated by reference from Form 8-K as filed with the Commission on November 22, 1993.
        (I)    Incorporated by reference from Form 8-K as filed with the Commission of June 30, 1998.
        (J)    Incorporated by reference from Form 8-K-A as filed with the Commission of July 10, 1998.
        (K)    Incorporated by reference from Form 8-K as filed with the Commission September 29, 1998.
        (L)    Incorporated by reference from Form 10-K as filed with the Commission in March 1994.
        (M)    Incorporated by reference from Form 10-K as filed with the Commission in March 1995.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                                   SCHEDULE II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE



To the Shareholders
Arrhythmia Research Technology, Inc.

    The audits referred to in our report dated February 16, 2001 relating to the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary, which is contained in Item 8 of this form 10-K included the audit of the financial statements schedule for the years ended December 31, 2000, 1999 and 1998 listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2000, 1999 and 1998.





Gardner, Massachusetts                                /s/ BDO Seidman LLP
February 16, 2001                                     -----------------------

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
                                 AND SUBSIDIARY
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at             Charged to                                Balance
                                              Beginning of             Costs and                                at End
                                                 Period                Expenses           Deductions           of Period
------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   2000                                         $   83,203              $  56,918           $ 87,294        $    52,827
------------------------------------------------------------------------------------------------------------------------

   1999                                         $   72,192              $  48,375           $ 37,364        $    83,203
------------------------------------------------------------------------------------------------------------------------

   1998                                         $   61,318              $  21,518           $ 10,644        $    72,192
------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR SLOW-MOVING INVENTORIES:

   2000                                         $  458,500              $  24,433           $332,446        $   150,487
------------------------------------------------------------------------------------------------------------------------

   1999                                         $1,022,835              $       -           $564,335        $   458,500
------------------------------------------------------------------------------------------------------------------------

   1998                                         $  820,610              $ 202,225           $      -        $ 1,022,835
------------------------------------------------------------------------------------------------------------------------