Form 10-K405/A
period 2000-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2001-04-12
CIK 819689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K A1

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

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The title of the Company's Consolidated Balance Sheets has been amended.



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





                                                     /s/BDO Seidman, LLP





Gardner, Massachusetts
February 16, 2001

                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS



DECEMBER 31,                                                                                 2000                 1999
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 1,999,292          $   455,674
   Trade and other accounts receivable, net of allowance
     for doubtful accounts of $52,827 and $83,203                                       1,604,141            1,653,098
   Inventories (Note 4)                                                                   860,161            1,082,517
   Deposits, prepaid expenses and other current assets                                     62,728               52,172
   Income taxes recoverable                                                               100,000              329,408
---------------------------------------------------------------------------------------------------------------------------

     Total current assets                                                               4,626,322            3,572,869

PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 7)                                      3,310,958            3,835,831

GOODWILL, net of accumulated amortization (Note 6)                                      1,456,833            1,586,723

OTHER INTANGIBLES, net of accumulated amortization (Note 6)                                48,030              122,887

DEFERRED INCOME TAXES, net (Note 8)                                                       444,923              423,923

OTHER ASSETS                                                                               31,518              159,453
---------------------------------------------------------------------------------------------------------------------------

     Total assets                                                                     $ 9,918,584          $ 9,701,686
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                      $     23,882          $    23,811
   Current maturities of bonds payable and other
     long-term debt (Note 7)                                                              178,279              711,464
   Accounts payable                                                                       344,821              412,933
   Accrued expenses                                                                       407,897              250,714
---------------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                            954,879            1,398,922

BONDS PAYABLE AND OTHER LONG-TERM DEBT, net of current maturities (Note 7)                399,490               46,815

CAPITAL LEASE OBLIGATIONS, net of current portion                                               -               25,530

DEFERRED REVENUE                                                                            4,621                8,680
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                       1,358,990            1,479,947
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 10 and 13):

SHAREHOLDERS' EQUITY (Note 13):
   Preferred stock, $1 par value; 2,000,000 shares authorized,
     none issued                                                                                -                    -
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,729,681 and 3,711,883 issued, respectively                                          37,297               37,119
   Additional paid-in-capital                                                           9,166,615            8,946,293
   Common stock held in treasury, 563,446 and 298,406 shares at cost                   (1,654,664)          (1,151,892)
   Retained earnings                                                                    1,010,346              390,219
---------------------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                         8,559,594            8,221,739
---------------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                      $  9,918,584          $ 9,701,686
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS



YEARS ENDED DECEMBER 31,                                                2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                                        $ 8,521,863         $  9,994,986           $8,875,265
COMMISSIONS AND RELATED REVENUE (Note 10)                          1,000,000              384,598              485,331
---------------------------------------------------------------------------------------------------------------------------

   Total Revenue (Note 14)                                         9,521,863           10,379,584            9,360,596

COST OF SALES                                                      5,987,579            6,757,519            6,127,451
---------------------------------------------------------------------------------------------------------------------------

     Gross profit                                                  3,534,284            3,622,065            3,233,145
---------------------------------------------------------------------------------------------------------------------------

SELLING AND MARKETING                                                192,862              392,851              247,340
GENERAL AND ADMINISTRATIVE                                         2,169,217            2,142,607            2,140,804
RESEARCH AND DEVELOPMENT                                             229,659              297,568              342,914
AMORTIZATION OF GOODWILL                                             129,889              130,519              129,890
---------------------------------------------------------------------------------------------------------------------------
LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note 3)                         -                    -              192,201

     Income from operations                                          812,657              658,520              179,996

OTHER INCOME (EXPENSE):
   Interest expense                                                  (91,477)            (132,919)            (219,627)
   Other income (expense), net                                       (56,053)             (80,243)             102,776
---------------------------------------------------------------------------------------------------------------------------

     Total other expense, net                                       (147,530)            (213,162)            (116,851)
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           665,127              445,358               63,145

INCOME TAX PROVISION (Note 8):
   Current                                                            66,000               69,313              115,583
   Deferred                                                          (21,000)             (49,000)              84,000
---------------------------------------------------------------------------------------------------------------------------

                                                                      45,000               20,313              199,583
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $   620,127         $    425,045          $  (136,438)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Note 2):
   Basic                                                         $      0.19         $       0.12          $     (0.04)
   Diluted                                                       $      0.18         $       0.12          $     (0.04)


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (NOTES 9 AND 13)



                                                                                                 Retained
                                                      Additional                 Unearned        Earnings
                                                        Paid-in      Treasury      ESOP        (Accumulated
                                 Shares    Amount       Capital       Stock    Compensation      Deficit)        Total
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1997             3,679,216    $36,792    $8,909,307   $ (878,787)     $ (82,134)   $  101,612    $8,086,790
  Treasury stock purchase of
   28,400 shares                      -          -             -      (34,297)             -             -       (34,297)
  ESOP payments                       -          -             -            -         42,857             -        42,857
  Net loss                            -          -             -            -              -      (136,438)     (136,438)
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998             3,679,216     36,792     8,909,307     (913,084)       (39,277)      (34,826)    7,958,912
  Issuance of common stock       32,667        327        36,986            -              -             -        37,313
  Treasury stock purchase of
   153,891 shares                     -          -             -     (238,808)             -             -      (238,808)
  ESOP payments                       -          -             -            -         39,277             -        39,277
  Net income                          -          -             -            -              -       425,045       425,045
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999             3,711,883     37,119     8,946,293   (1,151,892)             -       390,219     8,221,739
  Issuance of common stock       17,798        178        26,322            -              -             -        26,500
  Treasury stock purchase of
   265,040 shares                     -          -             -     (502,772)             -             -      (502,772)
  Value of warrants issued
   with bond renewal                  -          -       194,000            -              -             -       194,000
  Net income                          -          -             -            -              -       620,127       620,127
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000             3,729,681    $37,297    $9,166,615  $(1,654,664)     $       -    $1,010,346    $8,559,594
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                                                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (NOTE 11)



YEARS ENDED DECEMBER 31,                                                2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   620,127          $   425,045         $   (136,438)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Director fees paid in stock                                      26,500               37,313                    -
     Depreciation                                                    771,531              693,648              683,418
     Provision for doubtful accounts                                 (30,376)              11,011               10,874
     Amortization                                                    277,087              194,092              198,500
     Loss from impairment of long-lived assets                             -                    -              192,201
     Deferred income tax provision                                   (21,000)             (49,000)              84,000
     Deferred revenue                                                 (4,059)             (18,356)             (26,860)
     Changes in assets and liabilities:
       Trade and other accounts receivable                            79,333             (356,441)           1,078,727
       Inventories                                                   222,356              390,209              528,397
       Deposits, prepaid expenses and other assets                   117,379               (1,147)             (19,562)
       Income taxes recoverable                                      229,408              (66,598)                   -
       Accounts payable and accrued expenses                          89,071             (340,427)            (754,648)
---------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                 2,377,357              919,349            1,838,609
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (246,658)            (540,713)            (477,017)
   Other intangibles                                                  (8,850)             (42,397)             (46,677)
---------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                      (255,508)            (583,110)            (523,694)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under credit facilities                                  -                    -             (467,135)
   Principal payments on long-term debt and capital leases           (75,459)            (238,567)            (513,745)
   Purchase of treasury stock                                       (502,772)            (238,808)             (34,297)
   Reduction of unearned ESOP compensation                                 -               39,277               42,857
---------------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                      (578,231)            (438,098)            (972,320)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,543,618             (101,859)             342,595

CASH AND CASH EQUIVALENTS, beginning of year                         455,674              557,533              214,938
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                           $ 1,999,292          $   455,674         $    557,533
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

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


       CASH AND CASH                  Cash and cash equivalents consist of cash
       EQUIVALENTS                    on hand and on deposit in high quality
                                      financial institutions. The Company
                                      considers highly liquid investments that can be readily converted to cash at par value to be cash equivalents.


       INVENTORIES                    Inventories are stated at the lower of
                                      cost or market. Cost of inventories is
                                      determined by the first-in, first-out
                                      method.


                                      Financial instruments, which potentially
       CONCENTRATION OF               expose the Company to concentrations of
       CREDIT RISK                    credit risk, as defined by SFAS No. 105,
                                      consist primarily of trade accounts
                                      receivable, cash and cash equivalents.


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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     ACCOUNTING POLICIES
       (Continued)

       CONCENTRATIONS OF              It is the Company's policy to place its
       CREDIT RISK                    cash and cash equivalents in high quality
       (CONTINUED)                    financial institutions. The Company does
                                      not believe significant credit risk exists with respect to these institutions.


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


       LONG-LIVED ASSETS              The Company reviews the carrying values of
                                      its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


       NET INCOME (LOSS)              The Company follows the provisions of SFAS
       PER SHARE DATA                 No. 128 "Earnings Per Share", which
                                      requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.
                                      Basic earnings per share is computed by
                                      dividing income available to common
                                      shareholders by the weighted average
                                      number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.


                                      Basic and diluted EPS computation for the years ended December 31, 2000, 1999, and 1998 are as follows:



                                      YEARS ENDED DECEMBER 31,                      2000             1999             1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Net income (loss) available
                                        to common shareholders               $   620,127      $   425,045      $  (136,438)
                                                                             ===========      ===========      ===========
                                      Weighted average common
                                        shares outstanding                     3,333,317        3,488,650        3,560,713
                                                                             ===========      ===========      ===========

                                      Basic EPS                              $      0.19      $      0.12      $     (0.04)
                                                                             ===========      ===========      ===========

                                      Diluted EPS:
                                         Net income (loss) available
                                           to common shareholders            $   620,127      $   425,045      $   (136,438)
                                                                             ===========      ===========      ============
                                         Weighted average common
                                           share outstanding                   3,333,317        3,488,650         3,560,713
                                         Assumed conversion of
                                           common shares issuable
                                           under stock option plan                97,084           60,544                 -
                                                                             -----------      -----------      ------------
                                         Weighted average common
                                           and common equivalent
                                           shares outstanding                  3,430,401        3,549,194         3,560,713
                                                                             ===========      ===========      ============

                                      Diluted EPS                            $      0.18      $      0.12      $      (0.04)
                                                                             ===========      ===========      ============


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     ACCOUNTING POLICIES
       (Continued)

       NET INCOME (LOSS)              The following table summarizes securities
       PER SHARE DATA                 that were outstanding but not included in
       (Continued)                    the calculation of diluted earnings per
                                      share because their effect would have been antidilutive:



                                      DECEMBER 31,                                2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Stock options                              7,000            14,000           209,000

                                      Stock warrants                                 -           279,000           279,000


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


       FAIR VALUE OF                  The carrying amount reported in the
       FINANCIAL                      balance sheets for cash and cash
       INSTRUMENTS                    equivalents, accounts receivable, accounts
                                      payable and accrued liabilities
                                      approximate their fair value due to the
                                      immediate or short-term maturity of such instruments. The carrying amounts reported for the promissory note and bonds payable approximate fair value based on the Company's incremental borrowing rates.


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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      ACCOUNTING POLICIES
        (Continued)

        SHIPPING AND                  Shipping and handling costs include
        HANDLING COSTS                primarily freight and are classified as a
                                      cost of sales in the consolidated
                                      statements of operations.


        NEW ACCOUNTING
        STANDARD NOT                  In June 1998, the Financial Accounting
        YET ADOPTED                   Standards Board issued SFAS No. 133,
                                      "Accounting for Derivatives Instruments
                                      and Hedging Activities" ("SFAS No. 133").
                                      SFAS No. 133 requires companies to
                                      recognize all derivatives contracts as
                                      either assets or liabilities in the
                                      balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS
                                      No. 133, as amended by SFAS No. 137, is
                                      effective for all fiscal quarters of
                                      fiscal years beginning after June 15,
                                      2000.


                                      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


3.     ACQUISITION                    On April 14, 1997, ART acquired from
       ACTIVITY                       Astro-Med, Inc. substantially all of the
                                      assets related to the following products
                                      (i) the basic cardiac catheterization
                                      monitoring system (the "K3-I"), (ii) the stand-alone hemodynamic analysis package
                                      (the "K3-II"), (iii) the network ready
                                      hemodynamic analysis package (the
                                      K3-III"), and (iv) the control work
                                      station (the K3-WI") (collectively, the
                                      "K3 Products"). The purchase price for the assets was $350,000, with $50,000 paid at closing and a promissory note issued in the amount of $300,000 (see Note 7).


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


4.     INVENTORIES                    Inventories consist of the following:



                                      DECEMBER 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Raw materials                                           $ 123,962        $   252,237

                                      Work-in-process                                           197,254            233,966

                                      Finished goods                                            538,945            596,314

                                      --------------------------------------------------------------------------------------

                                      Total                                                   $ 860,161        $ 1,082,517
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     PROPERTY, PLANT                Property, plant and equipment consist of
       AND EQUIPMENT                  the following:




                                                                              Asset

                                      DECEMBER 31,                            Lives                 2000              1999
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Machinery and equipment              5 to 15 years    $  4,481,941      $  4,355,011
                                      Equipment held for lease                  10 years         403,708           539,222
                                      Building and improvements                 20 years       1,856,585         1,903,221
                                      Vehicles                              3 to 5 years          28,855            28,855
                                      Furniture and fixtures                3 to 5 years         568,825           708,804
                                      --------------------------------------------------------------------------------------

                                                                                               7,339,914         7,535,113


                                      Less accumulated
                                        Depreciation                                          (4,028,956)       (3,699,282)
                                      --------------------------------------------------------------------------------------

                                      Net property, plant and
                                        Equipment                                           $  3,310,958      $  3,835,831
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                      The Company had $87,770 and $135,400 of
                                      assets under capital leases, included in machinery and equipment, at December 31, 2000 and 1999. Accumulated depreciation on these assets was $24,868 and $33,307 at December 31, 2000 and 1999, respectively.


       EQUIPMENT                      The Company leases attaching machines to
       LEASING                        customers under operating leases for
                                      periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $113,936 and $106,721 at December 31, 2000 and 1999.



6.     GOODWILL AND OTHER             Goodwill and other intangibles consist of
       INTANGIBLES                    the following:



                                      DECEMBER 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Goodwill                                             $  2,473,326       $  2,661,073
                                      Accumulated amortization                               (1,016,493)        (1,074,350)
                                      --------------------------------------------------------------------------------------

                                      Net goodwill                                         $  1,456,833       $  1,586,723
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Other intangibles                                    $    606,449       $    597,599
                                      Accumulated amortization                                 (558,419)          (474,712)
                                      --------------------------------------------------------------------------------------

                                      Net other intangibles                                $     48,030       $    122,887
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     DEBT

       REVOLVING CREDIT               The Company has available $800,000 from a
       FACILITY                       revolving credit facility with a bank,
                                      which is renewable in June 2001. The
                                      agreement provides for borrowings up to
                                      85% of eligible accounts receivable plus
                                      40% of raw material and finished goods
                                      inventories. There were no outstanding
                                      borrowings on the working capital line of credit as of December 31, 2000 and 1999 and no borrowings during 2000.


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


       LONG-TERM DEBT                 Long-term borrowings, excluding capital
                                      lease obligations, consist of:



                                      DECEMBER 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Bonds payable                                            $399,490           $580,000

                                      $300,000 promissory note bearing interest at 8%
                                       per annum, payable in monthly installments of
                                       $9,551 through May 2001, collateralized by
                                       equipment purchased.                                     178,279            178,279
                                      --------------------------------------------------------------------------------------

                                                                                                577,769            758,279

                                      Less current maturities                                   178,279            711,464
                                      --------------------------------------------------------------------------------------

                                      Long-term bonds payable and debt                        $ 399,490          $  46,815
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


       BONDS PAYABLE                  In August 1995, the Company completed a
                                      $600,000 private bond placement. The bonds
                                      carried an 11% interest rate and matured
                                      in May 2000. In connection with the
                                      private bond placement, ART issued an
                                      aggregate of 279,000 warrants to the
                                      bondholders to purchase ART common stock
                                      at $3.00 per share. The warrants were
                                      exercisable upon issuance and expired in
                                      five years. The Company recorded the
                                      allocation between the detachable warrants
                                      and debt securities based on their
                                      relative fair values. The $202,000 related
                                      to the warrants was reported as additional
                                      paid-in capital and a discount on the
                                      bonds payable which was amortized to
                                      interest expense over the five-year term
                                      of the bonds. In 2000, the Company renewed
                                      $550,000 of the private placement bonds
                                      for a two-year period maturing May 31,
                                      2002. New warrants were issued to the
                                      bondholders for 254,980 shares of the
                                      Company's stock at $1.50 per share. The
                                      warrants also expire May 31, 2002. The
                                      fair-value allocated to the warrants was
                                      $194,000 which is reported as additional
                                      paid-in capital and a discount on the debt
                                      securities being amortized to interest
                                      expense over the two year term of the
                                      bonds. For the years 2000, 1999 and 1998,
                                      the Company recorded amortization of bond
                                      discount of $63,490, $46,065 and $48,000,
                                      respectively and interest expense of
                                      $63,250 in 2000 and $66,000 in 1999 and
                                      1998. The unamortized bond discount
                                      remaining as of December 31, 2000 and 1999
                                      was $150,510 and $20,000, respectively.
--------------------------------------------------------------------------------

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


8.     INCOME TAXES                   The income tax provision for each of the
                                      three years in the period ended December
                                      31, 2000 consists of the following:



                                                                                  2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Current:
                                         Federal                              $      -         $       -         $       -
                                         State                                  66,000            69,313           115,583

                                      --------------------------------------------------------------------------------------

                                      Total                                     66,000            69,313           115,583

                                      Deferred                                 (21,000)          (49,000)           84,000

                                      --------------------------------------------------------------------------------------

                                      Total income tax expense                $ 45,000         $  20,313         $ 199,583
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


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


                                      The components of deferred income taxes
                                      were as follows as of December 31:



                                                                                                   2000               1999
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Deferred income taxes:
                                         Inventories                                         $   66,164       $    218,560
                                         Property, plant and equipment                           61,000            124,215
                                         Patents                                                288,238            294,560
                                         Other                                                  265,741            162,024
                                         Net operating loss carryforwards                       513,016            680,680
                                         Valuation allowance                                   (749,236)        (1,056,116)
                                      --------------------------------------------------------------------------------------

                                           Deferred income taxes                             $  444,923       $    423,923
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     INCOME TAXES                   Deferred tax assets are recognized by
       (Continued)                    reducing the valuation allowance as the
                                      Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets.


                                      The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

                                                                                    2000             1999             1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Tax provision computed at
                                        Statutory rate                        $  226,143       $  151,422        $  21,470
                                      Increases (reductions) due to:
                                         Nondeductible expenses                    5,358            3,850            2,034
                                         Amortization of goodwill                 39,054           39,054           39,054
                                         State income taxes net of
                                           federal benefit                        43,560           45,747           76,285
                                         Changes in valuation
                                           allowance estimates                  (306,880)        (240,172)         112,309
                                         Other                                    37,765           20,412          (51,569)
                                      --------------------------------------------------------------------------------------

                                      Income tax expense                      $   45,000       $   20,313        $ 199,583
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    COMMITMENTS AND
       CONTINGENCIES

       ROYALTIES                      ART licenses its signal-averaging
                                      technology from an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $30,000 annually. The royalties paid were $30,000, $30,000 and $35,000 for 2000, 1999 and 1998, respectively.

       ELECTROPHYSIOLOGY              ART and Prucka Engineering, Inc.
       PRODUCTS CONTRACT              ("Prucka"), the manufacturer of the
                                      CardioLab and CardioMapp products (the
                                      "Products") had an agreement related to
                                      ART's exclusive distribution of the
                                      Products. The agreement provided for ART to receive a 3% commission on CardioLab sales through December 31, 2002. The commissions earned for the years 1999 and 1998 were approximately $385,000, and
                                      $485,000, respectively. In 2000, Prucka
                                      (now owned by GE Marquette) negotiated to buy out the remainder of the agreement for $1,000,000 with no further obligations to either party.


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

                                      Future minimum operating lease payments as of December 31, 2000 are approximately as follows:

                                                                                                                 Operating
                                       YEAR                                                                        Leases
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      2001                                                                       $  74,447
                                      2002                                                                          36,896
                                      2003                                                                          13,549
                                      2004                                                                           7,491
                                      --------------------------------------------------------------------------------------

                                      Total                                                                      $ 132,383
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


11.    SUPPLEMENTAL                   Cash paid for income taxes and interest for the years ended December 31 is as follows:
       CASH FLOWS
       INFORMATION                                                                  2000             1999             1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Income taxes                            $   59,091        $ 110,172        $  94,860

                                      Interest                                $   68,889        $ 139,060        $ 218,447

                                      Non-cash activities:
                                         Bond discount resulting
                                           from bond and stock
                                           warrant renewal                    $  194,000        $       -        $       -
                                         Directors fees paid in stock         $   26,500        $  37,313        $       -

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



               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    RELATED PARTY                  During the years 2000, 1999 and 1998
       TRANSACTIONS                   healthcare coverage premiums of
       (Continued)                    approximately $11,670, $8,500 and $8,300,
                                      respectively, were paid on behalf of a
                                      Director of the Company in exchange for consulting services.


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


                                      Transactions under the Option Plan are
                                      summarized as follows:



                                                                                  2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        Beginning of year                      107,500           110,000           163,000
                                           Granted                                   -                 -                 -
                                           Cancelled/expired                   (56,500)           (2,500)          (53,000)
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        end of year                             51,000           107,500           110,000
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Options exercised to date                  4,500             2,000             2,000
                                      --------------------------------------------------------------------------------------

                                      Available for grant at
                                        end of year                            194,500           140,500           138,000
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Exercisable at end of year                51,000           102,700            95,400
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                      Weighted-average fair value
                                        of options granted                  $        -         $       -         $       -
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


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


                                      Transactions relative to non-plan options are summarized as follows:



                                                                                  2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        Beginning of year                       99,000            99,000           177,000
                                           Granted                                   -                 -                 -
                                           Cancelled/expired                    (9,000)                -           (78,000)
                                      --------------------------------------------------------------------------------------

                                      Options outstanding at
                                        end of year                             90,000            99,000            99,000
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                      Exercisable at end of year                90,000            99,000            96,750
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





13.    STOCK OPTIONS
       (Continued)

       NON-PLAN OPTIONS               The Company accounts for stock options at
       (CONTINUED)                    intrinsic value in accordance with
                                      Accounting Principles Board Opinion No.
                                      25, ACCOUNTING FOR STOCK ISSUED TO
                                      EMPLOYEES, and related interpretations.
                                      Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of
                                      Financial Accounting Standards No. 123,
                                      ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:



                                                                                      2000            1999            1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                      Net income (loss) - as reported            $  620,127       $ 425,045      $ (136,438)
                                      Net income (loss) - pro forma              $  614,685       $ 414,161      $ (269,539)

                                      Basic income (loss)
                                        per share - as reported                  $     0.19       $    0.12      $    (0.04)

                                      Diluted income (loss) per
                                        share - as reported                      $     0.18       $    0.12      $    (0.04)

                                      Basic and diluted income (loss)
                                        per share - pro forma                    $     0.18       $    0.12      $    (0.08)


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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    INDUSTRY AND                   The Company's operations are classified
       GEOGRAPHIC                     into two business segments: medical
       SEGMENTS                       electrodecomponents and computerized
                                      medical instruments.


                                      The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2000, 1999 and 1998:



                                                      Medical         Computerized
                                                     Electrode           Medical
                                                    Components         Instruments        Corporate        Consolidated
        --------------------------------------------------------------------------------------------------------------------
        --------------------------------------------------------------------------------------------------------------------
        Year ended December 31, 2000

        Sales                                       $ 8,407,040         $ 1,114,823(A)   $        -         $ 9,521,863
        --------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $   589,402          $  353,144      $ (129,889)        $   812,657
        --------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   246,658          $        -      $        -         $   246,658
        Depreciation and Amortization               $   777,576          $   12,778      $  258,264         $ 1,048,618
        Identifiable assets at
          December 31, 2000                         $ 6,079,844          $  227,819      $3,610,921         $ 9,918,584
        --------------------------------------------------------------------------------------------------------------------
        --------------------------------------------------------------------------------------------------------------------

        Year ended December 31, 1999

        Sales                                       $ 9,718,408          $  661,176      $        -         $10,379,584
        --------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $ 1,529,928          $ (740,889)     $ (130,519)        $   658,520
        --------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   504,817          $        -      $   35,896         $   540,713
        Depreciation and Amortization               $   637,381          $   13,975      $  236,384         $   887,740
        Identifiable assets at
          December 31, 1999                         $ 7,076,354          $  473,374      $2,151,958         $ 9,701,686
        --------------------------------------------------------------------------------------------------------------------
        --------------------------------------------------------------------------------------------------------------------

        Year ended December 31, 1998

        Sales                                       $ 8,444,870          $  915,726      $        -         $ 9,360,596
        --------------------------------------------------------------------------------------------------------------------

        Operating income (loss)                     $ 1,263,650          $ (953,764)     $ (129,890)        $   179,996
        --------------------------------------------------------------------------------------------------------------------

        Capital Expenditures                        $   453,112          $        -      $   23,905         $   477,017
        Depreciation and Amortization               $   650,705          $   27,053      $  204,160         $   881,918
        Identifiable assets at
          December 31, 1998                         $ 6,188,950          $  574,019      $3,227,175         $ 9,990,144
        --------------------------------------------------------------------------------------------------------------------
        --------------------------------------------------------------------------------------------------------------------


        (A) Includes a $1,000,000 buyout of Prucka commission agreement.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    INDUSTRY AND                   The following table sets forth the
       GEOGRAPHIC                     geographic distribution of the Company's
       SEGMENTS                       net sales:
       (Continued)



                                      REGION                                      2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      United States                        $ 3,422,711(A)   $  3,349,427       $ 4,898,191
                                      Europe                                 2,987,559         2,951,797         2,678,710
                                      Canada, Mexico &
                                        South America                        2,840,434         3,679,873         1,557,356
                                      Pacific Rim                              248,343           315,256           173,966
                                      Other                                     22,816            83,231            52,373
                                      --------------------------------------------------------------------------------------

                                      Net Sales                            $ 9,521,863      $ 10,379,584       $ 9,360,596
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


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


                                      The following table sets forth the
                                      percentage of net sales to significant
                                      customers of the medical electrode
                                      components segment in relation to total
                                      segment sales:



                                      CUSTOMERS                                   2000              1999              1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      A                                             36%               37%               32%
                                      B                                             25%               28%               15%
                                      C                                             14%               11%               11%
                                      D                                              -                 -                25%


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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    QUARTERLY
       FINANCIAL DATA




                                                                    First         Second         Third          Fourth
                                                                   Quarter        Quarter       Quarter         Quarter
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      2000
                                      ----

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

                                      1999
                                      ----

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




                                            Arrhythmia Research Technology, Inc.
                                            ------------------------------------



                                           /s/ E. P. MARINOS
                                           -----------------
                                           Chairman of the Board and
                                           Acting Chief Executive Officer


April 12, 2001