Form 10-Q
period 2001-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2001-05-15
CIK 819689

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2001 or
                                           --------------

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

Yes  X  No___.
     --


As of May 7, 2001 there were 3,017,785 shares of common stock outstanding.


This report consists of 9 pages.


                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                   FORM 10-Q

                                 March 31, 2001

PART I - FINANCIAL INFORMATION............................................ 3

  Item 1.  Financial Statements........................................... 3
  CONSOLIDATED BALANCE SHEETS............................................. 3
  CONSOLIDATED STATEMENTS OF OPERATIONS................................... 4
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.............. 5
  CONSOLIDATED STATEMENTS OF CASH FLOWS................................... 6
  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................. 7
  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................... 7

PART II - OTHER INFORMATION............................................... 9

  Item 1.  Legal Proceedings.............................................. 9
  Item 2.  Changes in Securities - none................................... 9
  Item 3.  Defaults Upon Senior Securities - none......................... 9
  Item 4.  Submission of Matters to a Vote of Security Holders - none..... 9
  Item 5.  Other Information - none....................................... 9
  Item 6.  Exhibits and Reports on Form 8-K............................... 9
  SIGNATURES.............................................................. 9

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                    March 31,      December 31,
                                        ASSETS                                                        2001             2000
                                                                                                 ------------------------------
Current assets:
 Cash and cash equivalents....................................................................  $   2,027,011   $     1,999,292
 Trade and other accounts receivable, net of allowance for doubtful accounts..................
    of $49,074 and $52,827....................................................................      1,291,872         1,604,141
 Inventories, net.............................................................................        934,895           860,161
 Deposits, prepaid expenses and other current assets..........................................         43,337            62,728
 Income tax recoverable.......................................................................        100,000           100,000
                                                                                                 ------------    --------------
  Total current assets........................................................................      4,397,115         4,626,322

Property and equipment, net of accumulated depreciation of $4,194,686 and $4,028,956..........      3,226,777         3,310,958
Goodwill, net of accumulated amortization of $1,048,965 and $1,016,493........................      1,424,361         1,456,833
Other intangibles, net of accumulated amortization of $564,502 and $558,419...................         41,947            48,030
Deferred income taxes, net....................................................................        444,923           444,923
Other assets..................................................................................         57,898            31,518
                                                                                                 ------------    --------------
  Total assets................................................................................  $   9,593,021   $     9,918,584
                                                                                                 ============    ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations.................................................  $      18,862   $        23,882
 Current maturities of bonds payable and other long-term debt.................................        178,279           178,279
 Accounts payable.............................................................................        288,389           344,821
 Accrued expenses.............................................................................        343,130           407,897
                                                                                                 ------------    --------------
  Total current liabilities...................................................................        828,660           954,879

Bonds payable, and other long-term debt, net of current maturities............................        420,963           399,490
Deferred revenue..............................................................................          2,738             4,621
                                                                                                 ------------    --------------
  Total liabilities...........................................................................      1,252,361         1,358,990
                                                                                                 ------------    --------------

Shareholders' equity:
 Preferred stock, $1 par value; 2,000,000 shares authorized, none issued......................              -                 -
 Common stock, $.01 par value; 10,000,000 shares authorized;
   3,729,681 issued...........................................................................         37,297            37,297
 Additional paid-in-capital...................................................................      9,166,615         9,166,615
 Common stock held in treasury, 690,446 and 563,446 shares at cost............................     (1,907,650)       (1,654,664)
 Retained earnings............................................................................      1,044,398         1,010,346
                                                                                                 ------------    --------------
  Total shareholders' equity..................................................................      8,340,660         8,559,594
                                                                                                 ------------    --------------
  Total liabilities and shareholders' equity..................................................  $   9,593,021   $     9,918,584
                                                                                                 ============    ==============

  The accompanying notes are an integral part of the consolidated financial statements.

                                        ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                             2001           2000
                                                                                        ----------------------------
Revenues.............................................................................   $ 1,753,974     $ 2,543,826
Cost of sales........................................................................     1,249,467       1,738,634
                                                                                        ------------    ------------
Gross profit.........................................................................       504,507         805,192
                                                                                        ------------    ------------
Selling and marketing................................................................        23,738         105,580
General and administrative...........................................................       360,042         425,138
Research and development.............................................................        44,129          52,927
Amortization of goodwill.............................................................        32,472          32,472
                                                                                        ------------    ------------
Total expenses.......................................................................       460,381         616,117
                                                                                        ------------    ------------
Income from operations...............................................................        44,126         189,075

Other income (expense):
 Interest expense....................................................................          (559)         (7,239)
 Other income (expense), net.........................................................        (1,515)        (28,105)
                                                                                        ------------    ------------
Income before income taxes...........................................................        42,052         153,731
Income taxes.........................................................................         8,000          52,000
                                                                                        ------------    ------------
Net income...........................................................................   $    34,052     $   101,731
                                                                                        ============    ============
Net income per share - basic.........................................................   $      0.01     $      0.03
                                                                                        ============    ============
Weighted average number of common
 shares outstanding..................................................................     3,111,505       3,405,377
                                                                                        ============    ============
Net income per share - dilutive......................................................   $      0.01     $       0.03
                                                                                        ============    ============
Dilutive average number of common
 equivalent shares outstanding.......................................................     3,233,023        3,465,921
                                                                                        ============    =============

  The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                           Retained
                                 Common Shares           Additional                      Unearned          Earnings
                            -------------------------      Paid-in       Treasury           ESOP         (Accumulated
                              Number        Amount         Capital         Stock        Compensation        Deficit)       Total
                            ----------   ------------   ------------   ------------    --------------   --------------  -----------
December 31, 1997........... 3,679,216     $ 36,792      $ 8,909,307    $ (878,787)      $  (82,134)       $  101,612   $ 8,086,790
Treasury stock purchase of                                                 (34,297)                                         (34,297)
    28,400 shares...........
ESOP payments...............                                                                 42,857                          42,857
Net (loss)..................                                                                                 (136,438)     (136,438)
                            ----------   ------------   ------------   ------------    --------------  --------------   -----------
December 31, 1998........... 3,679,216       36,792       8,909,307       (913,084)         (39,277)          (34,826)    7,958,912
Issuance of common stock .      32,667          327          36,986                                                          37,313
Treasury stock purchase of                                                (238,808)                                        (238,808)
     153,891 shares.........
ESOP payments...............                                                                 39,277                          39,277
Net income..................                                                                                  425,045       425,045
                            ------------  ------------  ------------   ------------    --------------   --------------  -----------
December 31, 1999........... 3,711,883       37,119       8,946,293     (1,151,892)               -           390,219     8,221,739
Issuance of common stock .      17,798          178          26,322                                                          26,500
Treasury stock purchase of                                                (502,772)                                        (502,772)
     265,040 shares.........
Value of warrants with......
  bond renewal..............                               194,000                                                          194,000
Net income..................                                                                                 620,127        620,127
                            ------------   -------------  ------------   ------------   --------------   -------------  -----------
December 31, 2000........... 3,729,681       37,297       9,166,615     (1,654,664)                -       1,010,346      8,559,594
Treasury stock purchase of
     127,000 shares.........                                              (252,986)                                        (252,986)
Net income..................                                                                                  34,052         34,052
                            -----------  -------------   ------------  ------------   --------------    -------------   -----------
March 31, 2001.............. 3,729,681   $   37,297     $  9,166,615  $ (1,907,650)   $            -    $  1,044,398    $ 8,340,660
                            ===========  ============   ============  =============   ==============    =============   ===========

                       The accompanying notes are an integral part of the consolidated financial statements.


              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                                 Three Months Ended March 31,
                                                                                              ---------------------------------
                                                                                                   2001               2000
                                                                                              --------------    ---------------
Cash flows from operating activities:
 Net income................................................................................   $            34,052    $  101,731

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation............................................................................               165,730       189,088
   Amortization............................................................................                60,028        52,791
 Changes in assets and liabilities:
    Trade and other accounts receivable....................................................               312,269        47,702
    Inventories............................................................................               (74,734)     (118,687)
    Deposits, prepaid expenses and other assets............................................                (6,989)      (23,515)
    Accounts payable, accrued expenses and other current liabilities.......................              (123,082)       88,797
                                                                                              -------------------    ----------

      Net cash provided by operating activities............................................               367,274       337,907
                                                                                              -------------------    ----------

Cash flows from investing activities:
  Capital expenditures, net of disposals...................................................               (81,549)     (141,507)
  Deposits on capital equipment, acquisitions and other....................................                     -      (140,489)
  Patent and software development expenditures.............................................                     -        (6,827)
                                                                                              -------------------    ----------

     Net cash used in investing activities.................................................               (81,549)     (288,823)
                                                                                              -------------------    ----------

Cash flows from financing activities:
  Principal payments on long-term debt, net................................................                (5,020)       (9,052)
  Purchase of treasury stock...............................................................              (252,986)      (18,200)
                                                                                              -------------------    ----------

     Net cash used in financing activities.................................................              (258,006)      (27,252)
                                                                                              -------------------    ----------

Net increase in cash and cash equivalents..................................................                27,719        21,832
Cash and cash equivalents at beginning of period...........................................             1,999,292       455,674
                                                                                              -------------------    ----------

Cash and cash equivalents at end of period.................................................   $         2,027,011    $  477,506
                                                                                              ===================    ==========

        The accompanying notes are an integral part of the consolidated financial statements.


SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 2000.

          The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

          Interim results are subject to year-end adjustments and audit by independent certified public accountants.

Reclassifications:

     Certain accounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

Inventories:

      Inventories consist of the following as of:
                                                     MARCH 31,     DECEMBER 31,
                                                       2001            2000
                                                     --------------------------
Raw materials.....................................   $ 154,630      $ 123,962
Work-in-process...................................     185,929        197,254
Finished goods....................................     594,336        538,945
                                                     ---------       ---------
     Total........................................   $ 934,895      $ 860,161
                                                     =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------


          The Company had working capital of $3,568,455 at March 31, 2001 compared to $3,671,443 at December 31, 2000. The slight decrease in working capital is attributed to $252,986 of purchases of the Company's Common Stock in the first quarter of 2001. In March, the Company announced the continuation of its Stock Buy Back Program following an approval by the Board of Directors to purchase up to 200,000 additional shares of the Company's Common Stock.

          Capital expenditures (before disposals) were $101,048 in the first quarter of 2001. These expenditures were part of a program to upgrade equipment at the Micron division and expand its manufacturing capacity of ECG sensors.
The total capital expenditures for 2001 are forecast to approximate $500,000, which is planned to be funded from operating cash flows.

          The Company has available $800,000 from a revolving credit facility with a bank, which is renewable in June 2001. Any borrowings on the credit
facility are collateralized by accounts receivable and inventory.   However, the
Company has yet to make any borrowings under the credit facility due to the high liquidity provided by its operating cash flows.

Results of Operations
---------------------

          Revenues for the first quarter ended March 31, 2001 were $1,753,974 or a decrease of 31% from revenues of $2,543,826 for the first quarter of 2000. Sales of ECG sensors represented a majority of the decrease as two of Micron's major customers went through management and ownership changes that led to a balancing of inventory levels. Sales of metal snaps distributed by Micron also represented a significant portion of the decrease due to a large customer who has initiated direct purchases from the manufacturer. ART exhibited its Windows version Predictor(R) 7 software at the recent American Cardiologist College convention and received a number of inquires about the purchase or license of the Predictor(R) 7 products.

          Domestic and foreign sales for the first quarter are as follows:
                                             FIRST QUARTER
                                             -------------
                               2001       %            2000        %
                           ----------    ---        ----------     ---
Domestic.................  $  340,859     19        $  791,588      31
Foreign..................   1,413,115     81         1,752,238      69
                           ----------    ---        ----------     ---
Total....................  $1,753,974    100        $2,543,826     100
                           ==========    ===        ==========     ===

       The lower percentage of U.S. sales in 2001 reflects the transfer of a major Micron customer who closed a plant in the U.S. and moved substantially all its volume to Canada.

          Cost of sales was 71% for the quarter ended March 31, 2001 compared to 68% for the same period in 2000. Actual overhead spending for the quarter decreased by approximately $40,000, however, the decrease in sales of Micron's manufactured sensors resulted in higher unit costs due to fixed overhead expenses such as depreciation, salaried payroll and group insurance benefits.

          Selling and marketing expenses were $23,738 in the first quarter of 2001, which is $81,842 lower than the same period for 2000. ART's direct sales staff and related customer support costs were reduced significantly in 2000 while more modern software applications for ART's ECG signal-averaged products were being completed.

          General and administrative expenses decreased $65,096 in the first quarter ended March 31, 2001 as compared to the same period in 2000. The key factors in this decrease of general and administrative expenses are the absence of legal and consulting expenses of $44,540 in 2000 incurred in connection with an environmental investigation by the Attorney General's office of Massachusetts which was closed out in 2000, and savings of $15,238 from the contraction of the operations in the Texas facility.

          Research and development expense decreased $8,798 for the first quarter ended March 31, 2001 as compared to the same period in 2000.

          Other income (expenses) were $33,270 more favorable in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This is principally due to $25,644 of greater interest income in 2001 earned on approximately $1,700,000 of cash invested in highly liquid investments. The large cash balance was a result of a one-time payment of $1,000,000 related to the termination of a commission agreement and operating funds generated in the second half of 2000.


Safe Harbor Under the Private Securities Litigation Reform Act of 1995.
----------------------------------------------------------------------

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - In 1997, ART acquired assets from Astro-Med Inc. relating to a hemodynamics system for cardiac catherization monitoring (Cath Lab Systems). Included as part of the purchase price of $350,000 was a Promissory Note for $300,000. In 1999, ART discontinued the sales of the Cath Lab Systems due to major deficiencies in the Astro-Med products and subsequently stopped payments under the Note. In 2000, Astro-Med filed a complaint in the Rhode Island Superior Court, which was removed by ART to the United States District Court in Rhode Island to have the Note enforced. ART contested the complaint claiming breach of obligations under the Asset Purchase Agreement and ART filed a Counterclaim against Astro-Med. In May, 2001, the matter was satisfactorily settled with both parties agreeing to voluntarily dismiss all litigation and the Company making a settlement payment on its obligations to Astro-Med.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - The Company filed a Form 8-K dated
                                            March 2, 2001 related to the
                                            adoption of the Company's Stock
                                            Buy-Back Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Arrhythmia Research Technology, Inc.
                                  ------------------------------------




                                   /s/  E. P. Marinos
                                   ------------------
                                   Chairman of the Board of Arrhythmia
                                   Research Technology, Inc.
                                   and Acting Chief Executive Officer

May 15, 2001