Form 10-Q
period 2001-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2001-08-13
CIK 819689

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended JUNE 30, 2001 or
                                    -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

Yes [X]     No [_].


As of August 7, 2001 there were 2,982,820 shares of common stock outstanding.


This report consists of  9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                   FORM 10-Q

                                 June 30, 2001

PART I -       FINANCIAL INFORMATION..................................     3
     Item 1.   Financial Statements...................................     3
               CONSOLIDATED BALANCE SHEETS............................     3
               CONSOLIDATED STATEMENTS OF OPERATIONS..................     4
               CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' EQUITY...................................     5
               CONSOLIDATED STATEMENTS OF CASH FLOWS..................     6
               SUPPLEMENTAL NOTES TO CONSOLIDATED
                FINANCIAL STATEMENTS..................................     7
     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........     7

PART II -      OTHER INFORMATION......................................     9

     Item 1.   Legal Proceedings......................................     9
     Item 2.   Changes in Securities - none...........................     9
     Item 3.   Defaults Upon Senior Securities - none.................     9
     Item 4.   Submission of Matters to a Vote of
                Security Holders - none...............................     9
     Item 5.   Other Information - none...............................     9
     Item 6.   Exhibits and Reports on Form 8-K - none................     9
     SIGNATURES.......................................................     9

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           June 30,       December 31,
                                            ASSETS                                          2001              2000
                                                                                       --------------------------------
Current assets:
  Cash and cash equivalents ........................................................     $ 2,058,687      $ 1,999,292
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $49,074 and $52,827 .....................................................       1,189,411        1,604,141
  Inventories, net .................................................................         874,405          860,161
  Deposits, prepaid expenses and other current assets ..............................          42,736           62,728
  Income tax recoverable ...........................................................         100,000          100,000
                                                                                         -----------      -----------
    Total current assets ...........................................................       4,265,239        4,626,322

Property and equipment, net of accumulated depreciation of $4,302,101 and $4,028,956       3,264,171        3,310,958
Goodwill, net of accumulated amortization of $1,081,437 and $1,016,493 .............       1,391,889        1,456,833
Other intangibles, net of accumulated amortization of $570,585 and $558,419 ........          35,864           48,030
Deferred income taxes, net .........................................................         374,923          444,923
Other assets .......................................................................          85,866           31,518
                                                                                         -----------      -----------
    Total assets ...................................................................     $ 9,417,952      $ 9,918,584
                                                                                         ===========      ===========


                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations .....................................     $    15,449      $    23,882
  Current maturities of bonds payable and other long-term debt .....................         444,408          178,279
  Accounts payable .................................................................         393,420          344,821
  Accrued expenses .................................................................         243,651          407,897
                                                                                         -----------      -----------
    Total current liabilities ......................................................       1,096,928          954,879

Bonds payable ......................................................................            --            399,490
Deferred revenue ...................................................................           1,368            4,621
                                                                                         -----------      -----------
    Total liabilities ..............................................................       1,098,296        1,358,990
                                                                                         -----------      -----------

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ..........            --               --
  Common stock, $ 01 par value; 10,000,000 shares authorized;
      3,729,681 issued .............................................................          37,297           37,297
  Additional paid-in-capital .......................................................       9,166,615        9,166,615
  Common stock held in treasury, 869,846 and 563,446 shares at cost ................      (2,031,306)      (1,654,664)
  Retained earnings ................................................................       1,147,050        1,010,346
                                                                                         -----------      -----------
    Total shareholders' equity .....................................................       8,319,656        8,559,594
                                                                                         -----------      -----------
    Total liabilities and shareholders' equity .....................................     $ 9,417,952      $ 9,918,584
                                                                                         ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      Three Months Ended June 30,    Six Months Ended June 30,
                                       ------------------------      -------------------------
                                           2001        2000             2001           2000
                                       -----------  -----------      -----------   -----------

Revenues .........................     $ 1,874,662  $ 2,863,091      $ 3,628,636   $ 5,406,917
Cost of sales ....................       1,239,995    1,354,596        2,489,462     3,093,230
                                       -----------  -----------      -----------   -----------

Gross profit .....................         634,667    1,508,495        1,139,174     2,313,687
                                      -----------  -----------      -----------   -----------

Selling and marketing ............          17,457       23,617           41,195       129,197
General and administrative .......         358,792      531,622          718,834       956,760
Research and development .........          56,839       26,407          100,968        79,334
Amortization of goodwill .........          32,473       32,473           64,945        64,945
                                       -----------  -----------      -----------   -----------
Total expenses ...................          465,561      614,119          925,942     1,230,236
                                       -----------  -----------      -----------   -----------

Income from operations ...........         169,106      894,376          213,232     1,083,451

Other income (expense):
  Interest expense ...............         (23,508)     (28,080)         (29,109)      (47,319)
  Other income (expense), net                8,054      (38,454)          11,581       (54,559)
                                       -----------  -----------      -----------   -----------

Income before income taxes .......         153,652      827,842          195,704       981,573
Income taxes .....................          51,000      183,000           59,000       235,000
                                       -----------  -----------      -----------   -----------

Net income .......................     $   102,652  $   644,842      $   136,704   $   746,573
                                       ===========  ===========      ===========   ===========

Net income per share - basic......     $      0.03  $      0.19      $      0.04   $      0.22
                                       ===========  ===========      ===========   ===========

Weighted average number of
  common shares outstanding.......        3,015,213    3,376,710        3,063,359     3,421,316
                                       ===========  ===========      ===========   ===========


Net income per
  share - dilutive................     $      0.03  $      0.18      $      0.04    $     0.21
                                       ===========  ===========      ===========   ===========

Dilutive average number of
  common equivalent shares
  outstanding.....................       3,223,109    3,547,419        3,228,066     3,506,670
                                       ===========  ===========      ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                        Retained
                                     Common Shares          Additional                    Unearned       Earnings
                              ----------------------------   Paid-in        Treasury        ESOP       (Accumulated
                                Number          Amount       Capital         Stock       Compensation    Deficit)        Total
                              ------------    ----------   -----------   ------------   --------------------------   -------------
December 31, 1998.........      3,679,216   $    36,792  $  8,909,307  $    (913,084) $   (39,277)  $     (34,826) $    7,958,912
Issuance of common stock..         32,667           327        36,986                                                      37,313
Treasury stock purchase of
     153,891 shares.......                                                  (238,808)                                    (238,808)
ESOP payments.............                                                                 39,277                          39,277
Net income................                                                                                425,045         425,045
                              ------------    ----------   -----------   ------------   ----------    ------------   -------------
December 31, 1999.........      3,711,883        37,119     8,946,293     (1,151,892)           -         390,219       8,221,739
Issuance of common stock .         17,798           178        26,322                                                      26,500
Treasury stock purchase of
     265,040 shares.......                                                  (502,772)                                    (502,772)
Value of warrants with....
  bond renewal ...........                                    194,000                                                     194,000
Net income................                                                                                620,127         620,127
                              ------------    ----------   -----------   ------------   ----------    ------------   -------------
December 31, 2000.........      3,729,681        37,297     9,166,615     (1,654,664)           -       1,010,346       8,559,594
Treasury stock purchase of
     179,400 shares.......                                                  (376,642)                                    (376,642)
Net income................                                                                                136,704         136,704
                              ------------    ----------   -----------   ------------   ----------    ------------   -------------
June 30, 2001.............      3,729,681   $    37,297  $  9,166,615  $  (2,031,306) $         -   $   1,147,050  $    8,319,656
                              ============    ==========   ===========   ============   ==========    ============   =============


The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                           ------------------------------
                                                                                                 2001           2000
                                                                                           ------------------------------
Cash flows from operating activities:
  Net income                                                                               $     136,704         746,573

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                 327,948         383,774
    Amortization                                                                                  77,110          82,315
    Deferred income tax provision                                                                 70,000         177,000
  Changes in assets and liabilities:
     Trade and other accounts receivable                                                         414,730        (936,610)
     Inventories                                                                                 (14,244)       (117,527)
     Deposits, prepaid expenses and other assets                                                 (34,356)        (23,457)
     Accounts payable, accrued expenses and other  liabilities                                  (130,612)        (11,882)
                                                                                           ------------------------------

        Net cash provided by operating activities                                                847,280         300,186
                                                                                           ------------------------------

Cash flows from investing activities:
   Capital expenditures, net of disposals                                                       (281,161)       (530,311)
   Deposits on capital equipment, acquisitions and other                                               -         148,820
   Patent and software development expenditures                                                        -          (8,843)
                                                                                           ------------------------------

       Net cash used in investing activities                                                    (281,161)       (390,334)
                                                                                           ------------------------------

Cash flows from financing activities:
   Increase in bonds payable due to amortization                                                  44,918          26,367
   Principal payment on long-term debt                                                          (175,000)              -
   Purchase of treasury stock                                                                   (376,642)       (131,061)
                                                                                           ------------------------------

       Net cash used in financing activities                                                    (506,724)       (104,694)
                                                                                           ------------------------------

Net increase (decrease) in cash and cash equivalents                                              59,395        (194,842)
Cash and cash equivalents at beginning of period                                               1,999,292         455,674
                                                                                           ------------------------------

Cash and cash equivalents at end of period                                                 $   2,058,687         260,832
                                                                                           ==============================




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

New Accounting Standard:

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No.141, Business Combinations (SFAS 141), and No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method for business combinations initiated after June 30,2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill in fiscal years beginning after December 15, 2001, but test goodwill for impairment at least annually.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001 the net carrying amount of goodwill is $1,391,889. Amortization expense during the six month period ended June 30, 2001 was $64,945. Currently the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Inventories:

     Inventories consist of the following as of:

                                                       JUNE 30,    DECEMBER 31,
                                                         2001         2000
                                                     -----------------------
Raw materials......................................   $ 136,890   $ 123,962
Work-in-process....................................     234,197     197,254
Finished goods.....................................     503,318     538,945
                                                      ---------   ---------
     Total.........................................   $ 874,405   $ 860,161
                                                      =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had working capital of $3,168,311 compared to $3,671,443 at December 31, 2000. Of the $503,132 reduction in working capital in the first six months of 2001, $414,730 is equally ascribed to lower receivables from improved collection cycles and overall lower sales. The cash generated from receivables was used primarily to finance the $175,000 payment on a note due Astro-Med and $376,642 to purchase shares of the Company's stock under a continuation of its Stock Buy Back program announced in March 2001.

     Working capital in the first half of 2001 was lowered by $444,408 of bonds payable, (maturity value of $550,000.) previously reported as long-term debt. The bonds are now current liabilities due to a May 2002 maturity date. The bonds have warrants to purchase 254,980 shares of the Company's stock that, if fully exercised, would provide $382,470 in cash proceeds.

     The Company has available $1,000,000 of borrowing under a line of credit with a bank, collateralized by accounts receivable and inventory. The line expires September 30, 2001 and the Company does not anticipate any significant changes in renewing the line. There were no borrowings on the line of credit at June 30, 2001 or during the first half of 2001.

Results of Operations
---------------------

     Prior years results for the second quarter of 2000 included a one time commission payment that increased revenues by $1,000,000 and net income by $760,000. Excluding this special commission recorded in 2000, revenues for the second quarter of 2001 were $1,874,622 compared to $1,863,091 in 2000. Net income from normal operations for the second quarter of 2001 was $102,652 compared to a net loss of ($115,158) in 2000 (excluding the $760,000 effect of the special commission). The improvement in net income in 2001 is attributed to a higher sales mix of Micron's manufactured silver plated ECG sensors. Also, the second quarter of 2000 contained legal expenses of $90,821 associated with an environmental investigation that was closed out in 2000.

     For the six months ended June 30, excluding the special commission income of $1,000,000 recorded in 2000, revenues were $3,628,636 in 2001 compared to $4,406,917 in 2000. The decline in revenues reflects lower sales of $435,379 of snaps distributed by Micron as a major account switched to an alternate supplier. Also, the early part of 2000 revenues included some customer inventory build related to Y2K concerns. Net income for the six months of 2001 was $136,704 compared to a net loss of ($13,427) in 2000 (excluding the $760,000 effect of the special commission). The improvement in net income was derived from savings in consolidating ART's Texas operations into Massachusetts, efficiencies in Micron's sensor production and the one time nature of $121,710 of special legal expenses incurred in 2000, all these combining to more than offset the 18% decline in revenues and related profits.

     Domestic and foreign sales for the second quarter and six months are as follows:

                                       SECOND QUARTER                                 FIRST SIX MONTHS
                             2001    %                  2000  %                  2001  %                2000 %
                       ----------    ---          ----------  ---          ----------  ---        ---------- ---
Foreign Sales........  $1,615,881     86         $1,305,212    46         $3,028,996   83        $3,076,739   57
Domestic Sales.......     258,781     14            557,879    19            599,640   17         1,330,178   25
Domestic Commission..          --     --          1,000,000    35                 --   --         1,000,000   18
                       ----------    ---         ----------   ---         ----------  ---        ----------  ---
Total................  $1,874,662    100          2,863,091   100         $3,628,636  100        $5,406,917  100
                       ==========    ===         ==========   ===         ==========  ===        ==========  ===

     The higher percentage of foreign sales in 2001 compared to 2000 are the result of a major Micron customer transferring production from a US facility into a Canadian operation.

     Cost of sales as a percent of sales was 66% in the second quarter of 2001 compared to 73% for the same period in 2000, exclusive of the effect of the $1,000,000 commission revenue. In the second quarter of 2000, Micron's plant was shutdown for one week due to a lack of orders which created significant underabsorbed manufacturing overhead, unlike 2001. Cost of sales for six months was 69% in 2001 compared to 70% reflecting the higher sales volume of sensor sales with the lower manufacturing costs than snap sales which are purchased for resale.

     Selling and marketing expenses for the third quarter of 2001 have been consistent with those in the third quarter of 2000. For the six months ended June 30, selling and marketing expenses for 2001 are $88,002 lower than 2000 reflecting reduction in programs for ART's SAECG signal-averaging products until its new software applications are fully developed for re-introduction to the marketplace.

     Research and development expenses have increased in 2001 in an effort to utilize programming consultants for enhancing ART's signal averaging products that are now Windows compatible.

     General and administrative expenses were lower in the second quarter of 2001 by $172,830 and for the six months of 2001 by $237,926 as compared to similar periods in 2000. Legal expenses of $90,821 and $121,710, respectively, associated with the Micron environmental investigation concluded in 2000, were a major portion of the savings. The remaining savings are primarily attributed to the reduction of management personnel.

     Income taxes as a percent of income for the second quarter of 2001 and six months then ended were 33% and 30% respectively. Income taxes for the second quarter of 2000 and the six months then ended were 22% and 24% respectively.

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

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS - In March 2000, Astro-Med, Inc. ("Astro-Med") filed suit against ART in Superior Court of Kent County, Rhode Island (the "RI Litigation") alleging breach of contract, book account and unjust enrichment. ART subsequently filed a complaint and counter claim for breach of warranty. In May 2001, the matter was settled with both parties dismissing all litigation and
ART making a $175,000 settlement payment on its obligations to Astro-Med.   The
income (expense) items associated with the suits had no significant effect on the results of operations.

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

                                        Arrhythmia Research Technology, Inc.
                                        -----------------------------------




                                        /s/ E. P. Marinos
                                        ---------------------
                                        Chairman of the Board


                                        /s/ Richard A Campbell,
                                        -----------------------
                                        Vice President of Finance