Form 10-Q
period 2001-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2001-11-13
CIK 819689

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  SEPTEMBER 30, 2001 or
                                ------------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

                                     1-9731
                             (Commission file No.)

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     72-0925679
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or  organization)

                               25 SAWYER PASSWAY

                        FITCHBURG, MASSACHUSETTS  01420

              (Address of principal executive office and zip code)


                                 (978) 345-5000
              (Registrant's telephone number, including area code)

                      1101 SOUTH CAPITAL OF TEXAS HIGHWAY

                             BUILDING G - SUITE 200

                              AUSTIN, TEXAS  78746

                 (former address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_].
                                       ---       ---


As of October 31, 2001 there were 2,949,635 shares of common stock outstanding.


This report consists of 9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                   FORM 10-Q

                               September 30, 2001

PART I - FINANCIAL INFORMATION.............................................3

  Item 1.  Financial Statements
  CONSOLIDATED BALANCE SHEETS..............................................3
  CONSOLIDATED STATEMENTS OF OPERATIONS....................................4
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............5
  CONSOLIDATED STATEMENTS OF CASH FLOWS....................................6
  SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................7
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................7

PART II - OTHER INFORMATION................................................9

  Item 1.  Legal Proceedings...............................................9
  Item 2.  Changes in Securities...........................................9
  Item 3.  Defaults Upon Senior Securities.................................9
  Item 4.  Submission of Matters to a Vote of Security Holders.............9
  Item 5.  Other Information...............................................9
  Item 6.  Exhibits and Reports on Form 8-K................................9
  SIGNATURES...............................................................9

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                                   September 30,      December 31,
                                                                                                       2001              2000
                                                                                                 ---------------   ---------------
                                           ASSETS
Current assets:
 Cash and cash equivalents....................................................................   $     2,272,883    $    1,999,292
 Trade and other accounts receivable, net of allowance for doubtful accounts..................
    of $50,000 and $52,827....................................................................         1,063,823         1,604,141
 Inventories, net.............................................................................           922,130           860,161
 Deposits, prepaid expenses and other current assets..........................................            38,652            62,728
 Income tax recoverable.......................................................................                 -           100,000
                                                                                                 ---------------    --------------
  Total current assets........................................................................         4,297,488         4,626,322

Property and equipment, net of accumulated depreciation of $4,469,813 and $4,028,956..........         3,166,230         3,310,958
Goodwill, net of accumulated amortization of $1,113,910 and $1,016,493........................         1,359,416         1,456,833
Other intangibles, net of accumulated amortization of $576,667 and $558,419...................            29,782            48,030
Deferred income taxes, net....................................................................           424,923           444,923
Other assets..................................................................................            40,611            31,518
                                                                                                 ---------------    --------------
  Total assets................................................................................   $     9,318,450    $    9,918,584
                                                                                                 ===============    ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of capital lease obligations.................................................   $        10,230    $       23,882
 Current maturities of bonds payable and other long-term debt.................................           470,003           178,279
 Accounts payable.............................................................................           316,318           344,821
 Accrued expenses.............................................................................           265,746           407,897
                                                                                                 ---------------    --------------
  Total current liabilities...................................................................         1,062,297           954,879

Bonds payable.................................................................................                 -           399,490
Deferred revenue..............................................................................                 -             4,621
                                                                                                 ---------------    --------------
  Total liabilities...........................................................................         1,062,297         1,358,990
                                                                                                 ---------------    --------------
Shareholders' equity:
 Preferred stock, $1 par value; 2,000,000 shares authorized, none issued......................                 -                 -
 Common stock, $.01 par value; 10,000,000 shares authorized;
   3,758,181 and 3,729,681 issued.............................................................            37,582            37,297
 Additional paid-in-capital...................................................................         9,196,611         9,166,615
 Common stock held in treasury, 808,546 and 563,446 shares at cost............................        (2,205,856)       (1,654,664)
 Retained earnings............................................................................         1,227,816         1,010,346
                                                                                                 ---------------    --------------
  Total shareholders' equity..................................................................         8,256,153         8,559,594
                                                                                                 ---------------    --------------
  Total liabilities and shareholders' equity..................................................   $     9,318,450    $    9,918,584
                                                                                                 ===============    ==============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                    ----------------------------    ---------------------------
                                                                         2001           2000             2001           2000
                                                                         ----           ----             ----           ----
Revenue..........................................................  $  1,637,050   $  2,108,247     $  5,265,686   $  7,515,164
Cost of sales....................................................     1,180,898      1,581,090        3,670,360      4,674,320
                                                                   ------------   ------------     ------------   ------------
Gross profit.....................................................       456,152        527,157        1,595,326      2,840,844
                                                                   ------------   ------------     ------------   ------------
Selling and marketing............................................        10,748         29,868           51,943        159,065
General and administrative.......................................       295,635        437,257        1,014,469      1,394,017
Research and development.........................................        50,078         40,953          151,046        120,287
Amortization of goodwill.........................................        32,472         32,472           97,417         97,417
                                                                   ------------   ------------     ------------   ------------
Total expenses...................................................       388,933        540,550        1,314,875      1,770,786
                                                                   ------------   ------------     ------------   ------------
Income from operations...........................................        67,219        (13,393)         280,451      1,070,058

Other income (expense):
 Interest expense................................................       (18,165)       (22,316)         (47,274)       (69,635)
 Other income (expense), net.....................................         8,712           (358)          20,293        (54,917)
                                                                   ------------   ------------     ------------   ------------
Income before income taxes.......................................        57,766        (36,067)         253,470        945,506
Income taxes.....................................................       (23,000)       (58,000)          36,000        177,000
                                                                   ------------   ------------     ------------   ------------
Net income.......................................................  $     80,766   $     21,933     $    217,470   $    768,506
                                                                   ============   ============     ============   ============
Net income per share - basic.....................................  $       0.03   $       0.01     $       0.07   $       0.23
                                                                   ============   ============     ============   ============
Weighted average number of common
 shares outstanding..............................................     2,976,724      3,323,229        3,034,481      3,403,422
                                                                   ============   ============     ============   ============
Net income per share - dilutive..................................  $       0.03   $       0.01     $       0.07   $       0.22
                                                                   ============   ============     ============   ============
Dilutive average number of common
 equivalent shares outstanding...................................     3,150,890      3,480,313        3,202,341      3,484,301
                                                                   ============   ============     ============   ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                          Retained
                                    Common Shares         Additional                     Unearned         Earnings
                               -------------------------   Paid-in       Treasury          ESOP         (Accumulated
                                  Number      Amount       Capital         Stock       Compensation       Deficit)          Total
                               -----------   --------   ------------    -----------   --------------   --------------    -----------
December 31, 1998..............  3,679,216   $ 36,792   $  8,909,307   $   (913,084)   $ (39,277)      $  (34,826)      $ 7,958,912
Issuance of common stock.......     32,667        327         36,986                                                         37,313
Treasury stock purchase of
     153,891 shares............                                            (238,808)                                       (238,808)
ESOP payments..................                                                           39,277                             39,277
Net income.....................                                                                           425,045           425,045
                               -----------   --------   ------------   ------------    ---------       ----------       -----------
December 31, 1999..............  3,711,883     37,119      8,946,293     (1,151,892)           -          390,219         8,221,739
Issuance of common stock.......     17,798        178         26,322                                                         26,500
Treasury stock purchase of
     265,040 shares............                                            (502,772)                                       (502,772)
Value of warrants with
     bond renewal..............                              194,000                                                        194,000
Net income.....................                                                                           620,127           620,127
                               -----------   --------   ------------   ------------    ---------       ----------       -----------
December 31, 2000..............  3,729,681     37,297      9,166,615     (1,654,664)           -        1,010,346         8,559,594
Issuance of common stock.......     28,500        285         29,996                                                         30,281
Treasury stock purchase of
     245,100 shares............                                            (551,192)                                       (551,192)
Net income.....................                                                                           217,470           217,470
                               -----------   --------   ------------   ------------    ---------      -----------       -----------
September 30, 2001.............  3,758,181   $ 37,582   $  9,196,611   $ (2,205,856)   $       -      $ 1,227,816       $ 8,256,153
                               ===========   ========   ============   ============    =========      ===========       ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Nine Months
                                                                                                   Ended September 30,
                                                                                                   ------------------
                                                                                                   2001          2000
                                                                                                   ----          ----
Cash flows from operating activities:
 Net income................................................................................   $   217,470    $   768,506

 Adjustments to reconcile net income to net cash provided by operating activities:
  Directors fees paid in stock.............................................................             -         26,500
  Depreciation.............................................................................       496,033        567,072
  Amortization.............................................................................       115,665        123,936
  Deferred income tax provision............................................................        20,000        100,000
 Changes in assets and liabilities:
  Trade and other accounts receivable......................................................       540,318       (240,036)
  Inventories..............................................................................       (61,969)       (16,921)
  Deposits, prepaid expenses and other assets..............................................       114,983        169,212
  Accounts payable, accrued expenses and other  liabilities................................      (192,206)       (92,012)
                                                                                              -----------    -----------
    Net cash provided by operating activities..............................................     1,250,294      1,406,257
                                                                                              -----------    -----------

Cash flows from investing activities:
  Capital expenditures, net of disposals...................................................      (351,305)      (175,227)
  Deposits on capital equipment, acquisitions and other....................................             -        143,386
  Patent and software development expenditures.............................................             -         (8,850)
  Increase in assets for sale..............................................................             -        (50,000)
                                                                                              -----------    -----------
    Net cash used in investing activities..................................................      (351,305)       (90,691)
                                                                                              -----------    -----------

Cash flows from financing activities:
  Issuance of common stock.................................................................        30,281              -
  Increase in bonds payable due to amortization............................................        70,513         43,821
  Principal payment on long-term debt......................................................      (175,000)       (70,553)
  Purchase of treasury stock...............................................................      (551,192)      (272,934)
                                                                                               ----------    -----------
    Net cash used in financing activities..................................................      (625,398)      (299,666)
                                                                                               ----------    -----------
Net increase (decrease) in cash and cash equivalents.......................................       273,591      1,015,900
Cash and cash equivalents at beginning of period...........................................     1,999,292        455,674
                                                                                               ----------    -----------
Cash and cash equivalents at end of period.................................................    $2,272,883    $ 1,471,574
                                                                                               ==========    ===========

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

New Accounting Standard:

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No.141, Business Combinations (SFAS 141), and No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that companies no longer amortize goodwill in fiscal years beginning after December 15, 2001, but test goodwill for impairment at least annually.

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001 the net carrying amount of goodwill is $1,359,416. Amortization expense during the nine month period ended September 30, 2001 was $97,417. Currently the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Inventories:

     Inventories consist of the following as of:

                                                          Sept. 30,    Dec. 31,
                                                             2001        2000
                                                          ---------   ---------
        Raw materials...................................  $ 156,441   $ 123,962
        Work-in-process.................................    272,395     197,254
        Finished goods..................................    493,294     538,945
                                                          ---------   ---------
          Total.........................................  $ 922,130   $ 860,161
                                                          =========   =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, the Company had working capital of $3,235,191 compared to $3,671,443 at December 31, 2000. The $436,252 decrease in working capital resulted from $470,003 of bonds payable (maturity value of $550,000) that became a current liability in May 2001.

     The Company has a $1,000,000 line of credit with a bank that was extended through June 2002. There were no borrowings on the line of credit at September 30, 2001 or during the first nine months of 2001.

     In September 2001, the Company announced the continuation of its Stock Buy-Back Program and its intention to purchase up to an additional 200,000 shares of the common stock of the Company. For the nine months ended September 30, 2001, the Company acquired 245,100 shares of its common stock at an average cost of $2.25 per share. It is intended that the repurchased shares become treasury stock of the Company.

Results of Operations
---------------------

     Total revenue for the third quarter of 2001 was $1,637,050 or a decrease of 22% from the third quarter of 2000 revenue. Of the $471,197 decline in third quarter revenue, $306,859 reflects the lower sales of snaps to a major customer of Micron Products, Inc. (a wholly owned subsidiary of the Company) which switched to an alternate supplier. Net income for the third quarter of 2001 was $80,766, or $58,833 better than the third quarter of 2000. The improvement in third quarter 2001 earnings compared to 2000 resulted primarily from $160,742 savings in selling, general and administrative expenses associated with the consolidation of the Texas office into the Massachusetts facility and the reduction of management personnel.

     Included in last year's revenues and net income for the nine months ended September 30, 2000 was $1,000,000 of revenue and $760,000 of net income from a one time payment by GE/Prucka to terminate a commission agreement for CardioLab sales. Excluding the one time commission payment, year to date revenues for 2001 were $5,265,686 compared to $6,515,164 for 2000. The $1,249,478 decline in revenue is attributed to $741,390 in lower snap sales and accelerated pre-Y2K sales that reduced early 2001 sales. Year to date, net income for 2001 is $217,470 compared to $8,506 for 2000 excluding the one time commission payment. In addition to the $364,960 in savings in 2001 from the reduction of selling, general and administrative personnel and programs, no major legal expenses have been reported in 2001, whereas in 2000 reported $121,710 for legal costs at Micron. The savings in selling, general and administrative expenses in 2001 more than offset the $245,518 loss of gross profit on the lower sales in 2001, excluding the one time commission payment.

Domestic and foreign sales for the third quarter and nine months are as follows:

                                   Third Quarter                                     Nine Months
                          2001      %           2000       %              2001       %              2000       %
                       ----------  ---     -------------  ---          ----------   ---         ----------    ---
Foreign Sales          $1,326,656   81     $   1,456,483   69          $4,355,652    83         $4,533,222     61
Domestic Sales            310,394   19           651,764   31             910,034    17          1,981,942     26
Domestic Commission            --   --                --   --                  --    --          1,000,000     13
                       ----------  ---     -------------  ---          ----------   ---         ----------    ---
Total                  $1,637,050  100     $   2,108,247  100          $5,265,686   100         $7,515,164    100
                       ==========  ===     =============  ===          ==========   ===         ===========   ===

     Foreign sales continue to increase in proportion to the Company's total sales as two major Micron customers have consolidated the majority of their production of ECG electrodes into Canadian plants.

     Cost of sales was 72% of revenue in the third quarter of 2001 compared to 75% for the same period in 2000. Cost of sales was 70% for the nine months of 2001 compared to 72% for the same period in 2000, excluding the one time commission payment. The lower costs in 2001 reflect the lower sales volume of snaps for which Micron acts as a distributor that have a higher cost than its own ECG silver plated sensors.

     Selling and marketing expenses are $19,120 and $107,122 below the prior year for the third quarter and the nine months then ended, respectively. Selling and marketing expenses have been lowered during the upgrading of ART's SAECG products as discussed below.

     Research and development expenses are $9,125 and $30,759 over the prior year for the third quarter and the nine months then ended, respectively. The additional funds were spent incorporating two signal averaging programs into a single software package and evaluating alternative acquisition devices used in conjunction with the Company's SAECG applications.

     General and administrative expenses were lower in the third quarter of 2001 by $141,622 and for the nine months of 2001 by $379,548 as compared to similar periods in 2000. In the first half of 2000, $121,710 of legal expenses were incurred at Micron that did not repeat in 2001. The remainder of the savings are primarily attributed to the lower management personnel and severance costs from that which were reported in 2000.

     Income taxes for the third quarters of 2001 and 2000 were both tax credits of $23,000 and $58,000, respectively. The tax credits arise due to the recognition of deferred Federal income tax deductions that are estimated to be used in 2001 and subsequent years. The Company has available approximately $1,200,000 of deferred Federal tax credits that can be utilized to offset Federal taxes payable to the extent the Company has taxable income. Income taxes for the nine months ended 2001 and 2000 were 14% and 19%, respectively.

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

                                     Arrhythmia Research Technology, Inc.
                                     ------------------------------------




                                     /s/ E.P. Marinos
                                     ---------------------
                                     Chairman of the Board


                                     /s/ Richard A Campbell
                                     -------------------------
                                     Vice President of Finance

November 13, 2001