Form 10-K405
period 2001-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2002-03-29
CIK 819689

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

December 31, 2001(For the fiscal year ended)                     1-9731
                                                        (Commission file number)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
           (Exact name of registrant as specified in its charter)

                   Delaware
(State or other jurisdiction of incorporation of                       72-0925679
                 organization)                            (IRS Employer Identification Number)

               25 Sawyer Passway                                          01420
                 Fitchburg, MA                                          (Zip Code)
   (Address of principal executive offices)

                               (978) 345-5000
            (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

Common Stock, $.01 par value                   American Stock Exchange
   (Title of Each Class)             (Name of Each Exchange on Which Registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On February 28, 2002, there were 2,917,076 shares of the registrant's common stock outstanding, excluding shares held in treasury, par value $.01, which is the only class of common or voting stock of the registrant. As of February 28, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates was $6,365,357 based upon the closing price of the shares of common stock on the American Stock Exchange.

                                     PART I

Item 1. BUSINESS

                                   BACKGROUND

Arrhythmia Research Technology, Inc. ("ART" or the "Company") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART's wholly owned subsidiary, Micron Products, Inc. ("Micron"), is a manufacturer and distributor of silver plated sensors ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an assembly machine, which it now manufactures and sells or leases to its sensor and snap customers. Micron was incorporated in the Commonwealth of Massachusetts in 1972 and is located in Fitchburg, Massachusetts.

     ART is engaged in the sale and licensing of medical software which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's products include signal-averaging electrocardiographic (SAECG) software comprised of the PREDICTOR(R) 7, the Tri-Pac and the LP-Pac Q(TM). ART recently completed a major update to a Windows based version of its proprietary SAECG PREDICTOR series. Rather than restore a direct sales force, the Company's intent is to market ART's product through third party representatives. No significant sales of ART's products were recorded in 2001 or are forecast for the year 2002.

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):

                                             Years ended December 31,
                             -------------------------------------------------------
                                2001       %       2000       %         1999       %
                             ----------------   ----------------   -----------------
Sensors ..................   $6,388,003    88   $6,827,178    72   $ 7,583,530    73
Snaps & Snap Machines ....      689,948    10    1,515,074    16     1,951,039    19
CardioLab & CardioMapp ...           --    --    1,000,000    11       384,598     4
SAECG products ...........      141,737     2      114,823     1       276,578     2
Polymers .................           --    --       64,788    --       183,839     2
                             ----------------   ----------------   -----------------
    Total ................   $7,219,688   100   $9,521,863   100   $10,379,584   100
                             ================   ================   =================

                               RECENT DEVELOPMENTS

Closure of Austin Operations

     In October 2001, the Company's office in Austin, Texas was closed and the administration and customer service functions were moved to Fitchburg, Massachusetts, home of the Company's subsidiary Micron Products, Inc.

Extension of Multi-Year Supply Contract

Micron's largest customer has renewed a multi-year contract to supply the silver plated sensors used in the manufacture of disposable electrodes. Additionally, the multi-year contract now includes the supply of disposable radiotranslucent sensors and snaps. These products are used in the manufacture of radiotranslucent electrodes which replace standard silver plated electrodes in certain diagnostic, monitoring and critical care applications. The annual growth of radiotranslucent electrodes is forecast to outpace that of standard electrodes in the future. To date, Micron has been a minor supplier of radiotranslucent sensors and snaps but the Company believes that this new contract will result in a significant increase in the sales of radiotranslucent product.

New Accounting Standard for Goodwill

Under the new rules promulgated by the Financial Accounting Standards Board for Goodwill and Other Intangible Assets (SFAS 142), beginning in 2002, the Company will no longer be reporting an amortization expense of approximately $130,000 through 2006 and $115,000 through 2012. Instead unamortized goodwill of $1,326,000 related to two acquisitions made in the 1990's will be subject to an annual test for impairment. The Company is in the process of evaluating the full effect of SFAS 142 on its financial statements.

                             DESCRIPTION OF BUSINESS

Micron Products, Inc.

     Silver Plated Sensors

     Micron is a manufacturer and distributor of silver plated sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation. The disposable electrode has proven to be more accurate and reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are faster and easier to use as compared to reusable electrodes, which require cleaning after each use. The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver/silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron's sensor are used in connection with stress and "Holter" tests.

     Micron also manufactures sensors and conductive plastic studs used in the manufacture of radiotranslucent electrodes. The radiotranslucent electrodes are virtually invisible to X-rays and are preferred in some applications such as nuclear medicine, cath labs, ICU/CCU and certain stress and Holter procedures.

     Metal Snap Fasteners

     Metal snap fasteners are used to attach the disposable electrode to the lead wires of an ECG machine. Micron purchases the metal snap fasteners for resale from a supplier and performs additional quality control tests, repackaging and inventory stocking for its customers who can purchase the snaps along with Micron sensors.

     High Speed Electrode Assembly Machine

     Pursuant to a purchase agreement, dated March 5, 1997, Micron acquired from Newmark, Inc. substantially all its assets used in the business of manufacturing, leasing and selling medical sensor and snap application machines. Electrode assembly machines provide Micron with a complimentary product to sell to existing sensor and snap customers.

Arrhythmia Research Technology, Inc.

     Signal-Averaging Electrocardiographic (SAECG) Products

     Sudden cardiac death afflicts over 400,000 individuals in the United States each year. As described in an Expert Consensus on Signal-Averaged Electrocardiography published in the Journal of the American College of Cardiology (Vol. 27, No. 1, 1996), these occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat), which severely affect the capability of the heart's pumping chambers or ventricles. The electric signals that emanate from the heart are used to detect the presence of late potentials which indicate the risk of life threatening ventricular arrhythmias. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise in these crucial tests.

     Predictor(R) 7 and Tri-Pac

     Predictor(R) 7 consists of a computer, digitizing hardware, programmable amplifiers, QSR detection hardware/firmware and preamplifiers that can be attached to a printer to produce a hard copy of the signal averaged test. The acquisition device developed by NORAV Medical Ltd. is combined with the Windows compatible Predictor(R) 7 software to provide data for ECG testing. The Tri-Pac is a system which performs resting ECG, signal averaged ECG and stress ECG's using the same data acquisition device.

     LP-Pac Q(TM)

     The LP-Pac Q(TM) is a low-cost signal-averaging kit for MS-DOS based personal computers which consists of a "smart" SAECG pre-amplifier/patient cable, lead wires, a data acquisition system (DAS) card to receive ECG signals in real-time, time domain late-potential analysis software and an isolation safety transformer. The LP-Pac Q(TM) uses the patented Simson bi-directional Butterworth filtering technique, the recognized standard for the detection of late potentials .

     EPSoft(TM) Software Library

     The Early Potential Analysis software has been designed specifically for P wave-triggered SAECG acquisition and analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. These optional signal-averaging software packages are not approved by the FDA and are for research purposes, not clinical diagnosis.

     IntraSpect(TM) is also not approved by the FDA and is for research purposes, not clinical diagnosis. This software package permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis (ASA). Hence, micropotential detection is no longer limited to the 'late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them.

     ART also offers the PREDICTOR Heart Rate Variability ECG software ("PREDICTOR HRVECG"), which is marketed under a 510(k) granted by the FDA in 1989. PREDICTOR HRVECG provides time and frequency domain mathematical tools for the non-invasive assessment of R wave to R wave in sequential QRS complexes. PREDICTOR HRVECG can be used alone or in conjunction with a PREDICTOR(R) 7 and the LP-Pac Q(TM) signal-averaging systems.

                                     GENERAL

Customers and Sales

     Micron manufactures its sensors against customer purchase orders and in accordance with supply agreements with electrode manufacturers. There are approximately 30 significant manufacturers of silver plated disposable electrodes worldwide. Micron sells its sensors to most of these manufacturers. During the year ended December 31, 2001, three major customers accounted for 38%, 22% and 18% respectively, of sales of Micron. Sales backlog is not material to Micron's business.

     The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company's products in its geographic markets:

                                            Revenues for theYears Ended December 31,
                                     -------------------------------------------------------
                                        2001       %       2000       %       1999        %
                                     ----------   ---   ----------   ---   -----------   ---
Canada ...........................   $2,765,531    38   $2,756,886    32   $ 2,732,662    27
Europe ...........................    1,421,798    20    1,427,494    17     1,574,323    15
United Kingdom ...................    1,397,856    19    1,560,065    18     1,377,474    13
United States ....................    1,311,334    18    2,422,711    29     3,349,427    32
Other ............................      323,169     5      354,707     4     1,345,698    13
                                     ----------   ---   ----------   ---   -----------   ---
    Sub Total ....................   $7,219,688   100   $8,521,863   100   $10,379,584   100
                                     ==========   ===                ===   ===========   ===
GE/Prucka termination payment ....                       1,000,000
                                                        ----------
    Total ........................                      $9,521,863
                                                        ==========

     The continued lower percentage of U.S. sales in 2001 resulted from the transfers of the manufacturing operations in 1999 and 2000 of two major Micron customers from U.S. plants to Canada.

Marketing and Competition

     Sensors and Snaps

     Micron sells its sensors to manufacturers of disposable silver plated ECG electrodes. Micron employs one salesperson for sensors and snaps. The Company believes that it has one major competitor for sensors and that its sales of sensors exceed those of its competition.

Product Suppliers and Manufacturing

     Sensors and Snaps

     Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. The raw materials used by Micron are (1) plastic resins used to mold the substrates and (2) silver/silver chloride chemical solutions for plating the molded plastic substrates. Both the plastic used by Micron and the silver/silver chloride solutions are in adequate supply. Fluctuations in the price of silver are contractually passed on to customers.

     Micron's medical snap fasteners are manufactured by Newmark, Inc. Micron buys the snaps in bulk, performs additional quality control tests, and stocks inventory for its customers who can purchase the snaps along with Micron sensors.

Research and Development

     During fiscal year 2001, ART's research and development efforts focused primarily on converting DOS software packages in the SAECG product lines into a Windows environment. For the fiscal years ended December 31, 2001, 2000, and 1999, ART had research and development expenses of approximately $215,000, $229,000, and $298,000, respectively, which consisted principally of the salaries of its employees and programming consultants.

     Micron did not devote any significant time or money to research and development efforts for the years 2001, 2000 and 1999. However, in 2002 Micron has budgeted $50,000 for research and development related to a new type of silver plated sensor which the Company expects will also allow it to expand its volume primarily in the Pacific Rim region.

Patents and Proprietary Technology

ART

     ART holds an exclusive license under the Simson Patent, which covers the signal-averaging and filtering technologies which are utilized in the PREDICTOR(R) 7, the Tri-Pac and the LP-Pac Q(TM). The Simson technology is also coupled to a patented process (Mortara) that is used by ART products and this patent extends beyond the Simson license which expires in 2002. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents or extensions as deemed appropriate.

     As part of the purchase of substantially all the assets of Corazonix in 1993, ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals. ART acquired U.S. Patent No. 5,117,833 entitled "Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials," (the "Bi-Spec Patent") which expires in 2009. ART also acquired three additional patents which cover the spectral-temporal, mapping post-processing software packages sold by ART. United States Patent No. 5,609,158 entitled "Apparatus and Method for Predicting Cardiac Arrhythmia by Detection of Micropotentials and Analysis of all ECG Segments and Intervals", which covers a frequency domain analysis technique for SAECG data, was granted by the U.S. Patent Office in March 1997. The Corazonix patents are also utilized in the current version of Predictor(R) 7.

     The Company believes that ART's products do not and will not infringe on patents or violate proprietary rights of others. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on ART.

Micron

     Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensors. Key employees have executed nondisclosure and non-competition agreements. To maintain its leadership as a major supplier of sensors and snaps to the manufacturers of disposable silver plated ECG electrodes, Micron received a patent for a radiographically translucent snap that is manufactured from a flexible electrically conductive thermoplastic polymeric compound in 1995.

Government Regulation

     ART believes that its products sold in the United States have all necessary governmental clearances required as well as in each of the countries in which its products are sold.

     Federal legislation relating to medical devices could cause compliance with the pre-market clearance and approval processes to be more time consuming, difficult and expensive. It is not anticipated that ART's products will be subject to special controls or regulation, but there can be no assurance that the FDA will not impose special controls or regulation.

Environmental Regulation

     Like many industrial processes, the Micron manufacturing process utilizes hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation. Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to periodically review, monitor and upgrade its air and waste water treatment activities. As a result, Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Insurance

     The Company may be exposed to potential product liability claims by patients who use the Company's products. The Company maintains a general liability insurance policy, which includes product liability coverage of $1,000,000 per occurrence and $2,000,000 per year in the aggregate. The Company also has an umbrella policy to $5,000,000. To date, there have been no asserted or threatened claims against the Company relating to the sale or use of its products. Although Company management believes the present insurance coverage is adequate for the types of products marketed by the Company, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

     The Company has directors and officers' liability insurance with coverage in the amount of $3,000,000 per occurrence and $3,000,000 per year in the aggregate.

Employees

     The Company has 48 full-time employees including 12 administrative, sales and supervisory personnel, 10 quality control personnel and 24 production personnel. None of the employees of the Company are represented by a union.

Item 2. PROPERTIES

     The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is a 94,000 square foot, two story building.

Item 3. LEGAL PROCEEDINGS

     There are currently no material legal proceedings to which the Company is a party.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.   Annual meeting of shareholders was held on October 5, 2001.

     b. E.P. Marinos and Julius Tabin were elected as directors of the Company at the meeting. Russell C. Chambers, and Paul F. Walter continued to serve as directors.

          E.P.Marinos     2,314,788 FOR   70,395 WITHHELD

          Julius Tabin    2,312,746 FOR   72,437 WITHHELD

     c. BDO Seidman, LLP, was appointed to audit the consolidated financial statements of the Company for the year ended December 31, 2001

                          2,369,277 FOR   14,649 WITHHELD     1,257   ABSTAINED

     d. The 2001 Stock Option Plan was adopted reserving 200.000 shares of the Company's common stock for issuance thereunder

                          2,157,224 FOR    8,921 WITHHELD   219,038   ABSTAINED

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ART's Common Stock is listed on the American Stock Exchange and trades under the ticker symbol HRT.

     The following table sets forth, for the period indicated, the high and low closing prices per share for ART's Common Stock as quoted by the American Stock Exchange.

                                        High      Low
                                        -----    -----
Year Ended December 31, 2001
    1st Quarter.....................    $2.25    $1.81
    2nd Quarter.....................     3.19     1.95
    3rd Quarter.....................     3.10     2.40
    4th Quarter.....................     2.95     2.62

Year Ended December 31, 2000
    1st Quarter.....................    $4.50    $1.50
    2nd Quarter.....................     2.62     1.88
    3rd Quarter.....................     2.38     1.75
    4th Quarter.....................     2.00     1.44

     As of February 28, 2002, the number of record holders of ART's Common Stock was approximately 1,100. On February 28, 2002, the closing price for the Common Stock on the American Stock Exchange was $3.03.

DIVIDEND POLICY

     To date, ART has not paid any dividends on its Common Stock. The Company's revolving credit agreement contains various restrictions and conditions including restrictions regarding the payment of dividends. ART does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business.

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

    Statements of Operations Data:                    Years ended December 31,
                                           --------------------------------------------
                                            2001     2000     1999      1998     1997
                                           ------   ------   -------   ------   -------
Net sales                                  $7,220   $8,522   $ 9,995   $8,875   $10,555
Commissions and related revenues               --    1,000       385      485     1,332
                                           ------   ------   -------   ------   -------
   Total revenue                            7,220    9,522    10,380    9,360    11,887
Cost of sales                               5,030    6,249     7,008    6,367     8,162
                                           ------   ------   -------   ------   -------
   Gross profit                             2,190    3,273     3,372    2,993     3,725
Selling and marketing                          59      193       393      247       499
General and administrative                  1,480    1,908     1,893    1,901     2,261
Research and development                      215      229       298      343       371
Amortization of goodwill                      131      130       130      130       134
Write-down of assets                           --       --        --      192        --
                                           ------   ------   -------   ------   -------
   Income from operations                     305      813       658      180       460

Interest and other expenses, net              (72)    (148)     (213)    (117)     (378)
                                           ------   ------   -------   ------   -------

Income before income taxes                    233      665       445       63        82

Income tax expense                             10       45        20      199        50
                                           ------   ------   -------   ------   -------
   Net income (loss)                       $  223   $  620   $   425   $ (136)  $    32
                                           ======   ======   =======   ======   =======
   Net income (loss) per share - basic     $  .07   $  .19   $   .12   $ (.04)  $   .01
                                           ======   ======   =======   ======   =======
                               - diluted   $  .07   $  .18   $   .12   $ (.04)  $   .01
                                           ======   ======   =======   ======   =======

Weighted average number
   of shares outstanding       - basic      3,010    3,333     3,489    3,561     3,563
                                           ======   ======   =======   ======   =======
                               - diluted    3,156    3,430     3,549    3,561     3,563
                                           ======   ======   =======   ======   =======

        Balance Sheet Data:                                        December 31,
                                                    -------------------------------------------
                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   -------
Total assets                                        $8,684   $9,919   $9,702   $9,990   $11,832
Long-term obligations (including current portion)   $  113   $  602   $  808   $1,000   $ 1,466
Working capital                                     $2,869   $3,671   $2,174   $2,282   $ 2,293
Shareholders' equity                                $7,913   $8,560   $8,222   $7,959   $ 8,087

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

                                                       Years ended December 31,
                                                      -------------------------
                                                       2001      2000      1999
                                                      -------------------------

Net sales..........................................   100.0%    100.0%    100.0%
Cost of sales......................................    69.7      73.3      67.5
Gross profit.......................................    30.3      26.7      32.5
Selling and marketing..............................     0.8       2.3       3.8
General and administrative.........................    20.5      22.4      18.2
Research and development...........................     3.0       2.7       2.9
Amortization of goodwill...........................     1.8       1.5       1.3
Other (expense), net...............................    (1.0)     (1.7)     (2.0)
GE/Prucka lump sum termination payment.............      --      11.7        --
                                                      -------------------------
Income before income taxes                              3.2       7.8       4.3
Income tax provision...............................    (0.1)      (.5)     (0.2)
                                                      -------------------------
      Net income ..................................     3.1%      7.3%      4.1%
                                                      =========================

Revenue

     Total revenue in 2001 declined $2,302,175 from total revenue in 2000. Revenue in 2000 included a $1,000,000 lump sum payment to buy out a sales commission agreement between ART and Prucka Engineering, Inc. (now GE Marquette Medical Systems, Inc.). Net sales of snap fasteners distributed by Micron were lower by $840,364 in 2001 compared to 2000. This loss of snap sales was due to a major customer purchasing snaps directly from the original manufacturer beginning in 2000.

     Net sales of Micron silver plated sensors for disposable ECG electrodes were $439,175 or 6% lower in 2001 than 2000. Sensor sales in the first quarter of 2000 were approximately $400,000 higher than the first quarter of 2001 a condition attributed to the Y2K concerns that carried over into early 2000.

     Excluding revenues attributed to the GE/Prucka commission agreement, the revenues from ongoing operations decreased $1,473,132 or 15% for the year ended December 31, 2000 compared to 1999. Revenues in 2000 from the sales of Micron sensors and snap fasteners decreased $1,192,000 or 13% compared to 1999. Sales in 1999 related to (Y2K) concerns were abnormally high for Micron, especially at year-end. As a result, orders for sensors dropped in the first half of 2000 but have resumed to more normal rates in the second half of 2000. Orders for snap fasteners decreased approximately $400,000 or 23% in 2000 and the lower sales volume is projected to continue due to the loss of a major customer.

     Revenues for 2001, 2000 and 1999 derived from sales of ART's products were not material except for the $1,000,000 payment in 2000 to buy out a CardioLab commission agreement that was due to expire December 31, 2002.

                                           Years ended December 31,
                         -------------------------------------------------------
                            2001               2000       %       1999        %
                         ----------------   ----------------   -----------------

Sensors                  $6,388,003    88   $6,827,178    72   $ 7,583,530    73
Snaps & Snap Machines       689,948    10    1,515,074    16     1,951,039    19
CardioLab & CardioMapp           --    --    1,000,000    11       384,598     4
SAECG equipment             141,737     2      114,823     1       276,578     2
Polymers                         --    --       64,788    --       183,839     2
                         ----------------   ----------------   -----------------
    Total.............   $7,219,688   100   $9,521,863   100   $10,379,584   100
                         ----------------   ----------------   -----------------

Cost of Sales

     Cost of sales as a percent of revenues was 69.7% in 2001 compared to 73.3% in 2000. The reduction in cost of sales in 2001 is primarily attributed to the lower sales mix of snaps in 2001 that are purchased for resale with a higher cost than Micron's manufactured sensors. The costs in 2001 for Micron to manufacture its silver plated sensors has remained comparable to those of the prior year.

     Cost of sales as a percent of revenues excluding the effect of GE/Prucka commissions and termination payment was 73.3% in 2000 compared to 67.5% in 1999. The percentage increase was primarily due to unabsorbed fixed manufacturing expenses, such as depreciation, utilities and salaried employees, associated with the lower volume of sensor sales.

Selling and Marketing

     Selling and marketing expenses decreased $133,877 or 69% in 2001 compared to 2000 reflecting the decision to eliminate direct sales and sales support personnel engaged in promoting ART SAECG Products being converted to Windows based versions. The conversion of the Predictor series, which offers either ART's licensed Simson bi-directional Butterworth filter technique or the patented Corazonix Bi Spec filter technique for signal-averaging ECGs, is now available in a Windows version. The Company hopes to market ART's software through license or outright sales agreements that would avoid future expenses by ART on sales and marketing services.

     Selling and marketing expenses as a percent of revenues decreased from 3.8% in 1999 to 2.3% in 2000. The decrease reflects reductions in direct sales staff and marketing support for ART products until a new generation of signal-averaging ECG products is available for market introduction now scheduled to commence mid-year 2001.

General and Administrative Expenses

     General and administrative expenses were $427,967 lower in 2001 than in 2000. The savings in 2001 result primary from the severance of three officers of the Company in 2000 and the assignment of their duties to other management personnel or outside consultants in 2001. Savings in 2001 related to reduced costs associated with the office of the Presidency were approximately $102,000, reduced costs associated with SEC compliance were approximately $53,000 and non-recurring severance pay was approximately $137,500. Additionally, legal expenses were $74,000 less in 2001 as a result of the completion of an environmental investigation concerning Micron facilities with no adverse actions.

     General and administrative expenses as a percent of revenues was 22.4% in 2000 compared to 18.2% in 1999. As general and administrative expenses only increased $15,610 in 2000 over 1999, the higher percent than 1999 is strictly a function of the lower sales in 2000. Included in expenses in 2000 are $137,500 of severance costs related to two executives of the Company, and approximately $120,000 of legal expenses which were incurred in connection with an environmental investigation of Micron by the Attorney General's office of Massachusetts. Micron has been informed the investigation has concluded in 2000 with no adverse actions. These one-time costs were mostly offset by the continuing reduction in costs associated with the Austin headquarters operation.

Research and Development

     Research and development costs decreased from $229,659 in 2000 to $214,872 in 2001 due to the termination of ART's full time technician. Included in the costs for 2001 was $71,000 related to an outside programming service used to complete the Predictor(R)7 conversion which are not expected to recur in 2002.

     Research and development costs decreased from $297,568 in 1999 to $229,659 in 2000. The decrease was due to fewer full time employees engaged in ART's R&D activities, somewhat replaced by outside programming services. Ongoing research and development for Micron's products and manufacturing processes is part of its manufacturing overhead.

Interest Expense

     Interest expense was $64,412 in 2001 compared to $91,477 in 2000. Included in interest expense is interest of $48,055 in 2001 and $63,250 in 2000 related to the 11% Bonds, a majority of which were redeemed in 2001. Bonds with a face value of $125,000 remain outstanding and will mature in May 2002. In addition, interest expense of $24,000 was reported in 2000 on a note payable that was paid in early 2001.

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

Other Income (Expense)

     Included in other income (expense) is amortization expense in 2001 of $138,538, in 2000 of $63,490 and in 1999 of $46,065 for the discount recorded on the 11% Bonds payable. The increase in amortization expense of $75,048 was caused by the early redemption of bonds totaling $425,000 that were due to mature May 2002. As a result of the acceleration of bond discount in 2001, bond discount amortization expense in 2002 will be $11,972.

Income Taxes

     Income taxes as a percent of income before income taxes was 4.3% in 2001 compared to 6.8% in 2000. In both years the Company has no Federal income tax expense due to Net Operating Loss Carryforwards and available deferred tax assets. In 2001 and 2000, the tax expense shown is for state taxes, principally in Massachusetts where Micron is located.

     For the year ended December 31, 2000, income tax as a percent of income before taxes was 6.8%, primarily due to the state tax of 9.5% on Micron's Massachusetts earnings similar to 1999. The low Federal income tax reflects the higher than estimated utilization of deferred tax deductions available for 2000 and future periods that generate taxable income.

Liquidity and Capital Resources

     Working capital was $2,869,344 as of December 31, 2001 compared to $3,671,443 at December 31, 2000. The $802,099 decrease in working capital in 2001 is mainly attributed to $622,030 of payments to retire the principal and repurchase the associated warrants of the 11% Bonds in 2001 that were due to mature in 2002. In addition to the early bond redemptions, the announced program of acquiring the Company's common stock resulted in a non-operating use of funds aggregating $702,615 (305,859 shares) in 2001 compared to $502,772 (265,040)
shares in 2000. The Company expects to continue the Stock Buy Back Program in 2002.

     The Company had working capital of $3,671,443 at December 31, 2000 compared to $2,173,947 at December 31, 1999. The increase of $1,497,496 is basically the result of two events: (1) The receipt from GE/Prucka of a $1,000,000 termination payment related to a commission agreement and (2) the classification of $580,000 of bonds that were included in current liabilities in 1999 and now are included in long term debt. The bonds were originally scheduled to mature May, 2000 have been renewed to mature in May 2002.

     Net cash provided by operating activities was $2,033,166 in 2001, $2,377,357 in 2000 and $919,349 in 1999. The large amount of cash funds in 2000 was due to the $1,000,000 lump sum payment received from GE/Prucka to terminate a multi year sales agreement. Accounts receivable balances contributed $751,542 to the cash provided by operations in 2001 as one account with past due amounts of approximately $400,000 at the end of 2000 was collected in 2001. The major source of cash provided by operations is the net income of the Company after adjustment for the large non-cash items of depreciation and amortization.

     Net cash used in investing activities is principally for capital equipment at Micron. Capital equipment expenditures were $675,111 in 2001, $246,658 in 2000 and $540,713 in 1999. The increase in capital spending in 2001 reflects the addition of 4 new, larger capacity molding machines with higher volumes and efficiencies than the other equipment in the plant. The Company plans to expend approximately $400,000 for capital equipment in 2002.

     Cash and cash equivalents were $1,860,822, $1,999,282 and $455,674 at December 31, 2001, 2000 and 1999, respectively. The increase in cash in 2000 from 1999 reflects the receipt of the $1,000,000 lump sum payment. Substantially all cash and cash equivalents are invested in fixed rate bank instruments that are highly liquid.

     During 2001, the Company had a $1 million line of credit with a bank that has been renewed through June 2002. There were no borrowings under the line of credit in 2001 or 2000. The Company anticipates the line of credit will be renewed again in 2002.

Recently Issued Accounting Standard

     In August 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 144 ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes the Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets to Be Disposed of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 is not expected to have significant effect on the Company's consolidated financial statements. See Item 1 ("Business") for discussion of new accounting standards related to Goodwill (SFAS 141 and SFAS 142).

Inflation

     The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

     Cautionary statements under the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual results or events to differ materially and adversely from the results discussed in the forward-looking statements. When used in this Form 10-K, the words or phrases "believes," "anticipates," "expects," intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding demand for new and existing products; the success of new product development efforts; the uncertainty as to whether certain products will receive approval for sale in the United States; the Company's highly competitive industry and rapid technological change within the industry and the fact that the industry is dominated by large companies with much greater resources than the Company; and the reliance on key personnel.

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

Item 7A. Quantification and Qualitative Disclosures About Market Risk

The Company is not exposed to foreign currency exchange risk as all business is conducted based on U.S. Dollars.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report                                                  15

Consolidated Financial Statements:

   Balance sheets                                                             16

   Statements of income                                                       17

   Statements of changes in shareholders' equity                              18

   Statements of cash flows                                                   19

   Notes to consolidated financial statements                              20-36

Independent Auditors' Report

To the Shareholders of

Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/BDO Seidman, LLP

Gardner, Massachusetts

February 23, 2002

               Arrhythmia Research Technology, Inc. and Subsidiary

                           Consolidated Balance Sheets

December 31,                                                              2001            2000
=================================================================================================
Assets
Current assets:
   Cash and cash equivalents                                           $ 1,860,822    $ 1,999,292
   Trade and other accounts receivable, net of allowance
     for doubtful accounts of $51,000 and $52,827                          854,426      1,604,141
   Inventories (Note 3)                                                    897,087        860,161
   Deposits, prepaid expenses and other current assets                      27,887         62,728
   Income taxes recoverable                                                     --        100,000
-------------------------------------------------------------------------------------------------
     Total current assets                                                3,640,222      4,626,322
Property, plant and equipment, net (Note 4)                              3,272,592      3,310,958
Goodwill, net of accumulated amortization (Note 5)                       1,326,000      1,456,833
Other intangibles, net of accumulated amortization                              --         48,030
Deferred income taxes, net (Note 7)                                        444,923        444,923
Other assets                                                                    --         31,518
-------------------------------------------------------------------------------------------------
     Total assets                                                      $ 8,683,737    $ 9,918,584
=================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations                        $        --    $    23,882
   Current maturities of bonds payable and other
     long-term debt (Note 6)                                               113,028        178,279
   Accounts payable                                                        343,010        344,821
   Accrued expenses                                                        314,840        407,897
-------------------------------------------------------------------------------------------------
     Total current liabilities                                             770,878        954,879
Bonds payable, net of current maturities (Note 6)                               --        399,490
Deferred revenue                                                                --          4,621
-------------------------------------------------------------------------------------------------
     Total liabilities                                                     770,878      1,358,990
-------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 6, 8, 9 and 12):
Shareholders' equity (Note 12):
   Preferred stock, $1 par value; 2,000,000 shares authorized;
     none issued                                                                --             --
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,758,181 and 3,729,681 issued, respectively                           37,582         37,297
   Additional paid-in-capital                                            8,999,581      9,166,615
   Common stock held in treasury, 869,305 and 563,446 shares at cost    (2,357,279)    (1,654,664)
   Retained earnings                                                     1,232,975      1,010,346
-------------------------------------------------------------------------------------------------
     Total shareholders' equity                                          7,912,859      8,559,594
-------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                        $ 8,683,737    $ 9,918,584
=================================================================================================

                    See accompanying notes to consolidated financial statements.

               Arrhythmia Research Technology, Inc. and Subsidiary

                        Consolidated Statements of Income

Years ended December 31,                     2001          2000           1999
=================================================================================
Net sales                                 $7,219,688    $8,521,863    $ 9,994,986
Commission and related revenue (Note 9)           --     1,000,000        384,598
---------------------------------------------------------------------------------
     Total revenue (Note 13)               7,219,688     9,521,863     10,379,584

Cost of sales                              5,029,922     6,248,579      7,007,519
---------------------------------------------------------------------------------
     Gross profit                          2,189,766     3,273,284      3,372,065

Selling and marketing                         58,985       192,862        392,851
General and administrative                 1,480,250     1,908,217      1,892,607
Research and development                     214,872       229,659        297,568
Amortization of goodwill                     130,833       129,889        130,519
---------------------------------------------------------------------------------
     Income from operations                  304,826       812,657        658,520

Other income (expense):
   Interest expense                          (64,412)      (91,477)      (132,919)
   Other income (expense), net                (7,785)      (56,053)       (80,243)
---------------------------------------------------------------------------------
     Total other expense, net                (72,197)     (147,530)      (213,162)
---------------------------------------------------------------------------------
Income before income taxes                   232,629       665,127        445,358
Income tax provision (Note 7):
   Current                                    10,000        66,000         69,313
   Deferred                                       --       (21,000)       (49,000)
---------------------------------------------------------------------------------
                                              10,000        45,000         20,313
---------------------------------------------------------------------------------
Net income                                $  222,629    $  620,127    $   425,045
=================================================================================
Net income per share (Note 2):
   Basic                                  $     0.07    $     0.19    $      0.12
   Diluted                                $     0.07    $     0.18    $      0.12

                    See accompanying notes to consolidated financial statements.

               Arrhythmia Research Technology, Inc.and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity

                               (Notes 6, 8 and 12)

                                                                                                    Retained
                                                        Additional                   Unearned       Earnings
                                                          Paid-in      Treasury        ESOP       (Accumulated
                                    Shares     Amount     Capital        Stock     Compensation     Deficit)       Total
===========================================================================================================================
December 31, 1998                 3,679,216   $36,792   $8,909,307   $  (913,084)    $(39,277)    $   (34,826)   $7,958,912
  Issuance of common stock           32,667       327       36,986            --           --              --        37,313
  Treasury stock purchase of
   153,891 shares                        --        --           --      (238,808)          --                    - (238,808
   ESOP payments                         --        --           --            --       39,277              --        39,277
   Net income                            --        --           --            --           --         425,045       425,045
---------------------------------------------------------------------------------------------------------------------------
December 31, 1999                 3,711,883    37,119    8,946,293    (1,151,892)          --         390,219     8,221,739
  Issuance of common stock           17,798       178       26,322            --           --              --        26,500
  Treasury stock purchase of
   265,040 shares                        --        --           --      (502,772)          --              --      (502,772)
  Value of warrants issued with
    bond renewal                         --        --      194,000            --           --              --       194,000
  Net income                             --        --           --            --           --         620,127       620,127
---------------------------------------------------------------------------------------------------------------------------
December 31, 2000                 3,729,681    37,297    9,166,615    (1,654,664)          --       1,010,346     8,559,594
  Issuance of common stock           28,500       285       29,996            --           --              --        30,281
  Treasury stock purchase of
   305,859 shares                        --        --           --      (702,615)          --              --      (702,615)
  Warrants repurchased                   --        --     (197,030)           --           --              --      (197,030)
  Net income                             --        --           --            --           --         222,629       222,629
---------------------------------------------------------------------------------------------------------------------------
December 31, 2001                 3,758,181   $37,582   $8,999,581   $(2,357,279)    $     --     $ 1,232,975    $7,912,859
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

               Arrhythmia Research Technology, Inc.and Subsidiary

                      Consolidated Statements of Cash Flows

                                    (Note 10)

Years ended December 31,                                  2001           2000        1999
============================================================================================
Cash flows from operating activities:
   Net income                                          $   222,629   $   620,127   $ 425,045
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Director fees paid in stock                                --        26,500      37,313
     Depreciation                                          713,477       771,531     693,648
     Provision for doubtful accounts                        (1,827)      (30,376)     11,011
     Amortization                                          317,401       277,087     194,092
     Deferred income tax provision                              --       (21,000)    (49,000)
     Deferred revenue                                       (4,621)       (4,059)    (18,356)
     Changes in operating assets and liabilities:
       Trade and other accounts receivable                 751,542        79,333    (356,441)
       Inventories                                         (36,926)      222,356     390,209
       Deposits, prepaid expenses and other assets          66,359       117,379      (1,147)
       Income taxes recoverable                            100,000       229,408     (66,598)
       Accounts payable and accrued expenses               (94,868)       89,071    (340,427)
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities       2,033,166     2,377,357     919,349
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                   (675,111)     (246,658)   (540,713)
   Other intangibles                                            --        (8,850)    (42,397)
--------------------------------------------------------------------------------------------
         Net cash used in investing activities            (675,111)     (255,508)   (583,110)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of common stock                                 30,281            --          --
   Purchase of warrants                                   (197,030)      (50,000)         --
   Payments on long-term debt and capital leases          (627,161)      (25,459)   (238,567)
   Purchase of treasury stock                             (702,615)     (502,772)   (238,808)
   Reduction of unearned ESOP compensation                      --            --      39,277
--------------------------------------------------------------------------------------------
         Net cash used in financing activities          (1,496,525)     (578,231)   (438,098)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (138,470)    1,543,618    (101,859)
Cash and cash equivalents, beginning of year             1,999,292       455,674     557,533
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $ 1,860,822   $ 1,999,292   $ 455,674
============================================================================================

                    See accompanying notes to consolidated financial statements.

               Arrhythmia Research Technology, Inc.and Subsidiary

                   Notes to Consolidated Financial Statements

1.   Description of           Arrhythmia Research Technology, Inc. ("ART"), a
     Business                 Delaware corporation, is engaged in sales and
                              licensing of medical software for monitoring, analyzing and treating heart disease. Micron
                              Products, Inc. ("Micron"), a Massachusetts corporation, a wholly-owned subsidiary of ART, is a manufacturer of silver/silver chloride-plated sensor elements, a component primarily used in the manufacture of disposable medical electrodes designed for electrocardiograph ("ECG").
                              Additionally, Micron also acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes.
                              Micron manufactures and leases high speed electrode assembly machines to its sensor and snap customers.

2.   Accounting Policies      The consolidated financial statements include the
     Principles of            accounts of ART and Micron (collectively the
     Consolidation            "Company"). All intercompany balances and
                              transactions have been eliminated in
                              consolidation.

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

     Concentration of         Financial instruments, which potentially expose
     Credit Risk              the Company to concentrations of credit risk, as
                              defined by SFAS No. 105, consist primarily of trade accounts receivable and cash and cash equivalents.

                              ART's customer base for ECG products is primarily comprised of hospitals and to a much lesser extent of cardiologists and office based practitioners. Micron products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

                              It is the Company's policy to place its cash and cash equivalents in high quality financial institutions. The Company does not believe significant credit risk exists with respect to these institutions.

     Advertising              Advertising expenses consist primarily of costs
     Expenses                 incurred in promoting the Company's products,
                              printed brochures and other activities. The
                              Company expenses advertising costs as incurred.
                              The Company's advertising expense was
                              approximately $4,000, $16,000 and $52,000 in 2001,
                              2000 and 1999, respectively.

               Arrhythmia Research Technology, Inc.and Subsidiary

                   Notes to Consolidated Financial Statements

2.   Accounting Policies
     (Continued)

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

                              In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applied to all business combinations initiated on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                              SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142, requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                              The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001 the net carrying amount of goodwill is $1,326,000. Amortization expense during the year ended December 31, 2001, was approximately $131,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

               Arrhythmia Research Technology, Inc.and Subsidiary

                   Notes to Consolidated Financial Statements

2.   Accounting Policies
     (Continued)

     Other                    Direct costs to acquire patent technology and
     Intangibles              legal costs associated with securing patents are
                              capitalized and amortized using the straight-line method over the remaining useful life of the patents.

                              Certain software costs to establish the
                              technological feasibility of the product are expensed as research and development.

                              Other intangibles as of December 31, 2001 have been fully amortized.

     Long-Lived               The Company reviews the carrying values of its
     Assets                   long-lived and identifiable intangible assets for
                              possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

     Net Income               The Company follows the provisions of SFAS No. 128
     Per Share Data           "Earnings Per Share", which requires the Company
                              to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

               Arrhythmia Research Technology, Inc.and Subsidiary

                   Notes to Consolidated Financial Statements

2.   Accounting Policies
     (Continued)

     Net Income               Basic and diluted EPS computation for the years
     Per Share Data           ended December 31, 2001, 2000, and 1999 are as
     (Continued)              follows:

                              Years ended December 31,        2001         2000         1999
                              =================================================================
                              Net income available
                               to common shareholders      $  222,629   $  620,127   $  425,045
                                                           ==========   ==========   ==========

                              Weighted average common
                               shares outstanding           3,009,823    3,333,317    3,488,650
                                                           ==========   ==========   ==========

                              Basic EPS                    $     0.07   $     0.19   $     0.12
                                                           ==========   ==========   ==========

                              Diluted EPS:
                               Net income available
                                to common shareholders     $  222,629   $  620,127   $  425,045
                                                           ==========   ==========   ==========

                               Weighted average common
                                share outstanding           3,009,823    3,333,317    3,488,650

                               Assumed conversion of
                                common shares issuable
                                under stock option plans      146,424       97,084       60,544
                                                           ----------   ----------   ----------

                               Weighted average common
                                and common equivalent
                                shares outstanding          3,156,247    3,430,401    3,549,194
                                                           ==========   ==========   ==========

                              Diluted EPS                  $     0.07   $     0.18   $     0.12
                                                           ==========   ==========   ==========

                              The following table summarizes securities that were outstanding but not included in the calculation of diluted earnings per share because their effect would have been antidilutive:

                              December 31,                    2001         2000         1999
                              =================================================================
                              Stock options                  4,000        7,000        14,000

                              Stock warrants                    --           --       279,000

               Arrhythmia Research Technology, Inc.and Subsidiary

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

     Fair Value of            The carrying amount reported in the balance sheets
     Financial                for cash and cash equivalents, accounts
     Instruments              receivable, accounts payable and accrued
                              liabilities approximate their fair value due to the immediate or short-term maturity of such instruments. The carrying amounts reported for the bonds payable approximate fair value based on the Company's incremental borrowing rates.

     Comprehensive            The Company follows the provisions of Statement of
     Income                   Financial Accounting Standards No. 130, Reporting
                              Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any components of comprehensive income for the years ended December 31, 2001, 2000 and 1999.

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

     Shipping and             Shipping and handling costs include primarily
     Handling Costs           freight and are classified as a cost of sales in
                              the consolidated statements of income.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

2.   Accounting Policies
     (Continued)

     Derivative Instruments   The Company follows the provisions of Statement of
                              Financial Accounting Standards No. 133,
                              "Accounting for Derivatives Instruments and
                              Hedging Activities" ("SFAS No. 133") which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value.
                              If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                              Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

     Recently Issued          In August 2001, the Financial Accounting Standards
     Accounting Standard      Board issued Statement of Financial Accounting
                              Standard No. 144 ("SFAS 144") Accounting for the
                              Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
                              Although SFAS 144 supersedes Statement of
                              Financial Accounting Standard No. 121 ("SFAS
                              121"), Accounting for the Impairment of Long-Lived
                              Assets to Be Disposed of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30
                              ("APB 30"), Reporting the Results of
                              Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
                              Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 is not expected to have significant effect on the Company's consolidated financial statements.

     Reclassifications        Certain amounts in the 2000 and the 1999
                              consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.   Inventories              Inventories consist of the following:
                              December 31,                     2001       2000
                              ==================================================

                              Raw materials                  $166,835   $123,962
                              Work-in-process                 318,070    197,254
                              Finished goods                  412,182    538,945
                              --------------------------------------------------

                              Total                          $897,087   $860,161
                              ==================================================

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

4.   Property, Plant          Property, plant and equipment consist of the
     and Equipment            following:

                                                                      Asset
                              December 31,                            Lives           2001         2000
                              =============================================================================
                              Machinery and equipment             5 to 15 years   $ 5,102,745   $ 4,481,941
                              Equipment held for lease                 10 years       340,743       403,708
                              Building and improvements                20 years     1,852,875     1,856,585
                              Vehicles                             3 to 5 years        24,445        28,855
                              Furniture and fixtures               3 to 5 years       310,738       568,825
                              -----------------------------------------------------------------------------

                                                                                    7,631,546     7,339,914

                              Less accumulated depreciation                        (4,358,954)   (4,028,956)
                              -----------------------------------------------------------------------------

                              Net property, plant and equipment                   $ 3,272,592   $ 3,310,958
                              =============================================================================

                              The Company had $87,770 of assets under capital leases, included in machinery and equipment, at December 31, 2001 and 2000. Accumulated depreciation on these assets was $30,720 and $24,868 at December 31, 2001 and 2000,
                              respectively.

     Equipment                The Company leases attaching machines to customers
     Leasing                  under operating leases for periods of up to one
                              year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $129,758 and $113,936 at December
                              31, 2001 and 2000.

5.   Goodwill                 Goodwill consists of the following:

                              December 31,                                            2001         2000
                              =============================================================================
                              Goodwill                                            $ 2,473,326   $ 2,473,326

                              Accumulated amortization                             (1,147,326)   (1,016,493)

                              -----------------------------------------------------------------------------
                              Net goodwill                                        $ 1,326,000   $ 1,456,833
                              =============================================================================

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

6.   Debt
     Revolving Credit         The Company has available $1,000,000 from a
     Facility                 revolving credit facility with a bank, which is
                              renewable in June 2002. The agreement provides for borrowings up to 85% of eligible accounts receivable plus 40% of raw material and finished goods inventories. There were no outstanding borrowings on the working capital line of credit as of December 31, 2001 and 2000 and no borrowings during 2001 and 2000.

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

     Long-Term Debt           Long-term borrowings, excluding capital lease
                              obligations, consist of:

                              December 31,                                              2001            2000
                              ================================================================================
                              11% Bonds payable                                       $113,028        $399,490

                              Note payable paid in 2001                                     --         178,279
                              --------------------------------------------------------------------------------

                                                                                       113,028         577,769

                              Less current maturities                                  113,028         178,279
                              --------------------------------------------------------------------------------

                              Long-term bonds payable and debt                        $     --        $399,490
                              ================================================================================

     Bonds Payable            In 2000, the Company renewed $550,000 of a private
                              bond placement for a two-year period maturing May
                              31, 2002. New warrants were issued to the bondholders for 254,980 shares of the Company's stock at $1.50 per share. The warrants also expire
                              May 31, 2002. The fair-value allocated to the warrants was $194,000 which was reported as additional paid-in capital and a discount on the debt securities being amortized to interest expense over the two year term of the bonds.

                              In 2001, the Company redeemed bonds with a face value of $425,000 and re-purchased the 197,030 associated warrants for $197,030.

                              For the years 2001, 2000 and 1999, the Company recorded amortization of bond discount of $138,538, $63,490 and $46,065, respectively and interest expense of $48,055, $63,250 and $66,000
                              in 2001, 2000 and 1999. The unamortized bond discount as of December 31, 2001 and 2000 was $11,972 and $150,510, respectively.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

7.   Income Taxes             The income tax provision for each of the three
                              years in the period ended December 31, 2001 consists of the following:

                                                                          2001          2000          1999
                              ==============================================================================
                              Current:
                                 Federal                                 $    --      $     --      $     --
                                 State                                    10,000        66,000        69,313
                              ------------------------------------------------------------------------------

                              Total                                       10,000        66,000        69,313

                              Deferred                                        --       (21,000)      (49,000)
                              ------------------------------------------------------------------------------

                              Total income tax expense                   $10,000      $ 45,000      $ 20,313
                              ==============================================================================

                              The Company's federal net operating loss ("NOL") carryforwards were approximately $1,750,000 at December 31, 2001 and expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                              The components of deferred income taxes were as follows as of December 31:

                                                                                        2001         2000
                              ==============================================================================
                              Deferred income taxes:
                                 Inventories                                         $  51,306     $  66,164
                                 Property, plant and equipment                          68,585        61,000
                                 Patents                                               237,244       288,238
                                 Other                                                 111,234       265,741
                                 Net operating loss carryforwards                      595,000       513,016
                                 Valuation allowance                                  (618,446)     (749,236)
                              ------------------------------------------------------------------------------

                                   Deferred income taxes                             $ 444,923     $ 444,923
                              ==============================================================================

                              Deferred tax assets are recognized by reducing the valuation allowance as the Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

7.   Income Taxes             The Company files a consolidated federal income
     (Continued)              tax return. For financial statement purposes, the
                              actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

                                                                  2001        2000         1999
                              ====================================================================
                              Tax provision computed at
                                statutory rate                 $  79,094    $ 226,143    $ 151,422
                              Increases (reductions) due to:
                                 Nondeductible expenses               --        5,358        3,850
                                 Amortization of goodwill         39,054       39,054       39,054
                                 State income taxes net of
                                   federal benefit                 6,600       43,560       45,747
                                 Changes in valuation
                                   allowance estimates          (130,790)    (306,880)    (240,172)
                                 Other                            16,042       37,765       20,412
                              --------------------------------------------------------------------
                              Income tax expense               $  10,000    $  45,000    $  20,313
                              ====================================================================

8.   Employee Benefit         Micron established an Employee Stock Ownership
     Plans                    Plan ("ESOP") as a result of a previous plan of
                              reorganization. The ESOP is non-contributory on the part of its participants. All employees of the Company are eligible for participation in the ESOP. The ESOP borrowed $300,000 to purchase the Company's shares. The proceeds were used to pay creditors electing to receive cash under the ESOP plan. The shares issued by the Company to the ESOP are reflected as a reduction in shareholders' equity. The Company accounts for its ESOP in accordance with Statement of Position 76-3.
                              Accordingly, all shares held by the ESOP, allocated or unallocated, are treated as outstanding in the earnings per share calculation.
                              The Company has elected to recognize compensation expense based on contributions made. There are no repurchase obligations by the Company. The Company contributed and recorded compensation expense of $0, $0 and $39,277 during the years ended December
                              31, 2001, 2000 and 1999, respectively.

                              The Company sponsors an Employee Savings and
                              Investment Plan under Section 401(k) of the
                              Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 20% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 2001, 2000 and 1999.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

9.   Commitments and
     Contingencies

     Royalties                ART licenses its signal-averaging technology from
                              an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $30,000 annually. The royalties paid were $30,000, $30,000 and $30,000 for each of 2001, 2000 and
                              1999, respectively. The license expires in February 2002.

     Electrophysiology        ART and Prucka Engineering, Inc. ("Prucka"), the
     Products Contract        manufacturer of the CardioLab and CardioMapp
                              products (the "Products") had an agreement related to ART's distribution of the Products. The agreement provided for ART to receive a 3% commission on CardioLab sales through December 31, 2002. In 2000, Prucka (now owned by GE/Marquette) negotiated to buy out the remainder of the agreement for $1,000,000 with no further obligations to either party. The commissions earned were approximately $385,000 in 1999.

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

                              Based on the Company's analyses and subject to the difficulty in estimating these future costs, the Company does not expect future costs in connection with environmental matters to have a material adverse effect on financial condition, result of operations or liquidity. At December 31, 2001 and 2000, the consolidated balance sheets include an accrual for these costs of $50,000.

     Employment               The Company has employment agreements
     Agreements               with certain executives extending through
                              September 2006. The agreements provide for a base
                              compensation and certain other benefits. The
                              agreements also contain other terms and conditions
                              of employment, including termination payments
                              under certain circumstances.
                                       30

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

9.   Commitments and
     Contingencies
     (Continued)

     Operating                The Company leases certain office space,
     Leases                   facilities, vehicles and equipment under
                              non-cancelable lease arrangements. Rent expense under all operating leases was approximately
                              $77,000, $117,000 and $115,000 in 2001, 2000 and
                              1999, respectively

                              Future minimum operating lease payments as of December 31, 2001 are approximately as follows:

                              Year                                                       Amount
                              ==================================================================
                              2002                                                       $36,000
                              2003                                                        14,000
                              2004                                                         7,000
                              ------------------------------------------------------------------
                              Total                                                      $57,000
                              ==================================================================

10.  Supplemental             Cash paid for income taxes and interest for the
     Cash Flow                years ended December 31 are:
     Information

                                                                    2001       2000       1999
                              ==================================================================
                              Income taxes                         $13,185   $ 59,091   $110,172
                              Interest                             $78,428   $ 68,889   $139,060
                              Non-cash activities:
                               Bond discount resulting from bond
                                   and stock warrant renewal       $    --   $194,000   $     --
                               Directors fees paid in stock        $    --   $ 26,500   $ 37,313

11.  Related Party            The Company obtains legal services with respect to
     Transactions             its patents from a law firm, a partner of which is
                              a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $25,000, $37,700 and $41,000 for years 2001, 2000 and 1999, respectively. The amounts owed to this firm at December 31, 2001 and 2000 were approximately
                              $6,000 and $4,000, respectively.

                              Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties paid CDI were $450, $6,100 and $15,700 for years 2001, 2000 and 1999, respectively. The amounts owed to CDI at December 31, 2001 and 2000 were $0 and $300, respectively.

                              During the years 2001, 2000 and 1999 healthcare coverage premiums of approximately $7,800, $11,670 and $8,500, respectively, were paid on behalf of a Director of the Company in exchange for consulting services.

                              The Company obtains consulting services from a shareholder and Director of the Company related to acquisitions and other negotiations. Fees paid to this Director during the years 2001, 2000 and 1999 were $8,048, $0 and $0 respectively.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

1.   Stock Options

     2001 Stock               In October 2001, the shareholders approved the
     Option Plan              adoption of the 2001 Stock Option Plan (the
                              "Option Plan") and reserved 200,000 shares of the Company's common stock for issuance under the new
                              Option Plan. Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the amount granted per year and expire six years from the date of grant.
                              The exercise price is the fair market value of the common stock on the date of the grant.

                              In 2001, options for 60,000 shares were granted to two officers at an exercise price of $2.00. None of the options were exercisable at December 31, 2001 and 140,000 were available for future grants. The weighted average fair market value on the date of grant of the options granted was $1.31.

     Incentive Stock          The Company had reserved 250,000 shares of its
     Option Plan              common stock for issuance to officers and key
                              employees pursuant to an Incentive Stock Option
                              Plan (the "ISO Plan"). Under the ISO Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. The range of exercise prices was $1.06 to $6.00 per share for all options outstanding and granted under the ISO Plan with a weighted average exercise price of $1.55 per share and weighted average remaining life of 3.6 years. The ISO Plan was terminated for additional grants in 2001.

                              Transactions under the ISO Plan are summarized as follows:

                                                                     2001        2000        1999
                              =====================================================================
                              Options outstanding at beginning
                                of year                              51,000     107,500     110,000
                                 Exercised                           (8,000)         --          --
                              Cancelled/expired                     (15,000)    (56,500)     (2,500)
                              ---------------------------------------------------------------------
                              Options outstanding at end of year     28,000      51,000     107,500
                              =====================================================================
                              Options exercised to date              12,500       4,500       2,000
                              ---------------------------------------------------------------------
                              Available for grant at end of year         --     194,500     140,500
                              ---------------------------------------------------------------------
                              Exercisable at end of year             28,000      51,000     102,700
                              =====================================================================
                              Weighted-average fair value of
                                options granted                    $     --    $     --    $     --
                              =====================================================================

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

12.  Stock Options
     (Continued)

     Non-Plan Options         During 1994, non-plan options for 144,000 shares,
                              expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. During September
                              1998, the Board of Directors repriced options outstanding to Directors and Officers. All options were repriced to reflect the fair market value on the effective date of $1.06 per share. At December
                              31, 2001, 72,000 options remain outstanding with an exercise price of $1.06. In January 2002, all 72,000 shares were exercised.

                              Transactions relative to non-plan options are summarized as follows:

                                                                               2001         2000        1999
                              ===============================================================================
                              Options outstanding at beginning
                                of year                                        90,000      99,000      99,000
                                 Exercised                                    (18,000)         --          --
                                 Cancelled/expired                                 --      (9,000)         --
                              -------------------------------------------------------------------------------

                              Options outstanding at end of year               72,000      90,000      99,000
                              ===============================================================================

                              Exercisable at end of year                       72,000      90,000      99,000
                              ===============================================================================

                              The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense has been recognized for the plans. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the net income would have been adjusted to the pro forma amounts as indicated below:

                                                                               2001        2000        1999
                              ===============================================================================
                              Net income - as reported                       $222,629    $620,127    $425,045
                              Net income - pro forma                         $222,629    $614,685    $414,161

                              Basic income per share -
                                as reported                                  $    .07    $   0.19    $   0.12

                              Diluted income per share -
                                as reported                                  $    .07    $   0.18    $   0.12

                              Basic and diluted income per
                                share - pro forma                            $    .07    $   0.18    $   0.12

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

12.    Stock Options
       (Continued)
                              The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses assumptions for dividend yield, expected volatility, and the risk-free interest rate.

                              The assumptions used for the 60,000 options issued in 2001 were a dividend yield of 0%, expected volatility of .8 and a risk free rate of 3%.

                              In August 1995, warrants were issued to
                              bondholders to purchase an aggregate of 279,000 shares of common stock at $3.00 per share which expire five years from the date of the bond. In 2000, the warrants were extended to bondholders to purchase an aggregate of 254,980 shares of common stock at $1.50 per share which expire May 31, 2002. In 2001, warrants to purchase an aggregate of 197,030 shares of common stock were acquired by the Company. As of December 31, 2001, warrants to purchase 57,590 shares of common stock at $1.50 per share were outstanding.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

13.  Industry and             The Company's operations are classified into two
     Geographic               business segments: medical electrode components
     Segments                 and computerized medical instruments.

                              The following table shows sales, operating income
                              (loss) and other financial information by industry segment as of and for the years ended December 31, 2001, 2000 and 1999:

                                                Medical    Computerized
                                               Electrode      Medical
                                              Components    Instruments       Corporate    Consolidated
=======================================================================================================
Year ended December 31, 2001

Sales                                         $7,077,951    $   141,737       $       --   $ 7,219,688
-------------------------------------------------------------------------------------------------------

Operating income (loss)                       $  838,239    $  (402,580)      $ (130,833)  $   304,826
-------------------------------------------------------------------------------------------------------

Capital Expenditures                          $  675,111    $        --       $       --   $   675,111
Depreciation and Amortization                 $  725,678    $     3,463       $  301,737   $ 1,030,878
Identifiable assets at
  December 31, 2001                           $5,395,525    $    17,248       $3,270,964   $ 8,683,737
=======================================================================================================

=======================================================================================================
Year ended December 31, 2000

Sales                                         $8,407,040    $ 1,114,823 (A)   $       --   $ 9,521,863
-------------------------------------------------------------------------------------------------------

Operating income (loss)                       $  589,402    $   353,144       $ (129,889)  $   812,657
-------------------------------------------------------------------------------------------------------

Capital Expenditures                          $  246,658    $        --       $       --   $   246,658
Depreciation and Amortization                 $  777,576    $    12,778       $  258,264   $ 1,048,618
Identifiable assets at
  December 31, 2000                           $6,079,844    $   227,819       $3,610,921   $ 9,918,584
=======================================================================================================

=======================================================================================================
Year ended December 31, 1999

Sales                                         $9,718,408     $  661,176       $       --   $10,379,584
-------------------------------------------------------------------------------------------------------

Operating income (loss)                       $1,529,928    $  (740,889)      $ (130,519)  $   658,520
-------------------------------------------------------------------------------------------------------

Capital Expenditures                          $  504,817    $        --       $   35,896   $   540,713
Depreciation and Amortization                 $  637,381    $    13,975       $  236,384   $   887,740
Identifiable assets at
  December 31, 1999                           $7,076,354    $   473,374       $2,151,958   $ 9,701,686
=======================================================================================================

(A) Includes a $1,000,000 buyout of Prucka commission agreement.

               Arrhythmia Research Technology, Inc.and Subsidiary
                   Notes to Consolidated Financial Statements

13.  Industry and             The following table sets forth the geographic
     Geographic               distribution of the Company's net sales:
     Segments
     (Continued)

                                                                   2001            2000               1999
                              ================================================================================
                              Canada                            $2,765,531      $2,756,886         $ 2,732,662
                              Europe                             1,421,798       1,427,494           1,574,323
                              United Kingdom                     1,397,856       1,560,065           1,377,474
                              United States                      1,311,334       3,422,711(A)        3,349,427
                              Other                                323,169         354,707           1,345,698
                              --------------------------------------------------------------------------------
                              Net Sales                         $7,219,688      $9,521,863         $10,379,584
                              ================================================================================

                              (A) Includes a $1,000,000 buyout of Prucka commission agreement.

                              The following table sets forth the percentage of net sales to significant customers of the medical electrode components segment in relation to total segment sales:

                              Customers                            2001            2000               1999
                              ================================================================================
                                 A                                 38%             36%                37%
                                 B                                 18%             25%                28%
                                 C                                 22%             14%                11%

                              The only single significant customer for the computerized medical instruments segment was revenue from the Prucka commission agreement, which was terminated in 2000. For the years ended December 31, 2000 and 1999, this was 90% and 58% of computerized medical instrument net sales, respectively.

14.  Quarterly
     Financial Data

                                                             First         Second       Third       Fourth
                                                            Quarter       Quarter       Quarter     Quarter
                              ================================================================================
                              2001
                              ----
                              Net sales                    $1,753,974   $ 1,874,662   $1,637,050   $1,954,002
                              Gross profit                    504,507       634,667      456,152      594,440
                              Net income                       34,052       102,652       80,766        5,159
                              Net income per share                .01           .03          .03          .00

                              2000
                              ----
                              Net sales                    $2,543,826   $ 2,863,091   $2,108,247   $2,006,699
                              Gross profit                    805,192     1,508,495      527,157      432,440
                              Net income(loss)                101,731       644,842       21,933     (148,379)
                              Net income(loss) per share          .03           .19          .01        (.04)

                              The second quarter results in 2000 include
                              $1,000,000 of revenue and gross profit ($760,000 net of tax) associated with the termination of a commission agreement with Prucka. During the fourth quarter of 2000, the Company determined that $90,000 of costs related to a previous version of ART software had no future value and were charged to expense. In addition, $106,000 of severance costs were provided for in the fourth quarter of 2000.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers

The directors and executive officers of the Company are as follows:

                 Name                     Age           Position with the Company
   -----------------------------------    ---  --------------------------------------------
   E.P. Marinos                           60   Chairman of the Board of Directors, Director
   Julius Tabin, Ph.D                     82   Director
   Paul F. Walter, MD                     64   Director
   Russell C. Chambers, MD                58   Director
   James E. Rouse                         47   President and Chief Operating Officer
   Richard A. Campbell                    59   Vice President of Finance

The directors are divided into two classes with rotating two-year terms. Mr. Marinos, Dr. Tabin and Dr. Walter have been elected to serve until the 2003 annual meeting of shareholders while Dr. Chambers was elected to serve as a director until the 2002 annual meeting of shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the pleasure of the Board.

Each non-employee director receives compensation of $1,000 per quarter. Additionally, each non-employee director receives $500 for each meeting at which such director is present in person and $250 for each meeting at which such director is present by telephone. Employee directors do not receive compensation.

E.P. (Lou) Marinos was appointed President and Chief Executive Officer of the Company in March 1995 and resigned in May, 1997. Mr. Marinos, until he resigned, also served in the capacity of Chief Financial Officer and Chief Operating Officer since joining the Company in May, 1994. From June 1997 until June 2001, Mr. Marinos was principally employed as a senior executive officer with Midcoast Interstate Transmission Inc. Mr. Marinos has been CEO of AMT/EPM Associates, a consulting company, since June, 2001. Mr. Marinos has been a director of the Company since March, 1996 and was appointed Chairman of the Board of Directors and Chairman of the Audit Committee in October, 2001.

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

James E. Rouse was appointed President and Chief Operating Officer of the Company in October, 2001. Mr. Rouse has been employed by Micron since 1996.

Richard A. Campbell was appointed Vice President of Finance of the Company in October 2001 and was employed as CFO of Micron in May 2000. From 1992 until 1998, Mr. Campbell served as Vice President of Finance for Nichols & Stone Company. Before joining Micron, Mr. Campbell devoted his time to managing his personal finances.

Item 11. EXECUTIVE COMPENSATION

The following tables set forth certain information concerning compensation of and stock options held by the Company's President and Chief Operating Officer and the President of the Company's subsidiary, Micron:

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-term
                                                                                     Compensation
                                                                                 --------------------
                                                   Annual Compensation            Awards     Payouts
                                           -----------------------------------   -------   ----------
                                                                                  Stock     Long-term       All
                                                                                 Options   Incentive       Other
       Name and Principal Position         Year    Salary     Bonus    Options     (sh)      Payouts    Compensation
---------------------------------------    ----   --------   -------   -------   -------   ----------   ------------
James E. Rouse, President                  2001   $100,000        --              30,000       --            --
Anthony A. Cetrone, President              2000   $ 66,353        --        --        --       --            --
Micron Products Inc. (1)
Nancy C. Arnold, President                 2000   $ 72,188        --        --        --       --            --
Arrhythmia Research Technology, Inc. (2)
Anthony A. Cetrone, President,             1999   $110,000   $15,651        --        --       --            --
Micron Products, Inc.
Nancy C. Arnold, President, Arrhythmia     1999   $ 82,500   $   500        --        --       --            --
Research Technology, Inc.

     (1) Mr. Cetrone retired from the Company and resigned his position as Chairman of the Board and Chief Executive Officer in July, 2000.
     (2) Ms. Arnold terminated her employment with the Company in November, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                 Individual Grants
                                                                                                    Potential Realizable Value at
                                                                                                    Assumed Annual Rates of Stock
                                                                                                 Price Appreciation for Option Term
                       ----------------------------------------------------------------------    ----------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                          % of Total
                                            Options
                                          Granted to
                         Options          Employees          Exercise
     Name              Granted(1)          in 2001             Price          Expiration Date             5%              10%
-----------------------------------------------------------------------------------------------------------------------------------
James E. Rouse           30,000               50%            $   2.00          March 21, 2007          $20,400          $43,590
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Mr. Rouse was granted 30,000 options under the 2001 Stock Option Plan. The shares vest at the rate of 20% per year for five years until fully vested. The exercise price equals the market price on the date of grant. The market price at the date of grant was $2.00 per share.

Aggregated Option Exercises and Fiscal Year-End Options Values Table

The realized value of aggregated option exercises during 2001 and the value of unexercised in-the-money options at December 31, 2001 held by the Named Executive Officers are shown in the following table:

               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                  Value Realized    Number of Unexercised Options    Value of Unexercised In-the-
                     Shares       (Market Price      Held at December 31, 2001            Money Options at
                                       at               December 31, 2001                December 31, 2001(1)
                                                    -----------------------------    ----------------------------
                    Acquired      Exercise Less
     Name         on Exercise    Exercise Price)    Exercisable    Unexercisable     Exercisable   Unexercisable
--------------    -----------    ---------------    -----------    --------------    -----------   --------------
James E. Rouse        --              $--                --            30,000            $--          $15,000

(1) Calculated on the basis of the closing price per share for the Common Stock on the American Stock Exchange of $2.50 on December 31, 2001

Employment Agreement

Mr. Rouse has entered into a five year employment agreement with the Company effective October 5, 2001 which provides for his employment as an officer of the Company at a base salary of $100,000. Mr. Rouse is also covered by an incentive arrangement for 2002 that provides for a bonus of up to 20% of his base salary dependent upon the earnings of the Company.

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

This report discusses the manner in which base salaries, short-term incentive compensation and long-term, equity-based incentives for the Company's President and Chief Executive Officer and other executive officers were determined for the 2001 fiscal year.

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

Incentive Compensation Program

The Company maintains an incentive compensation program for substantially all officers and executives designed to reward such individuals for their contributions to corporate and individual objectives. In the past, the programs have provided additional compensation based on performance and profits of those operations for which the various executives have responsibility. No bonuses were earned by any executive officers named in the Summary Compensation Table, in 2001.

Long-Term Incentive Compensation

The Company also grants stock options and other equity incentives in order to link compensation to the Company's long-term growth and performance and to increases in Stockholder value. The Committee has broad discretion to establish the terms of such grants. The Company grants awards to designated employees upon commencement of employment or following a significant change in an employee's responsibility or title. Awards are based on guidelines relating to the employee's position in the Company which are set by the Committee, as well as the employee's current performance and anticipated future contributions. The Committee also considers the amount and terms of stock options previously granted to each of the employees. The Committee individually evaluates these factors with respect to each executive and then the Committee reaches a consensus on the appropriate award. During fiscal year 2001, the Committee recommend the grant of options to purchase 30,000 shares of the Company's Common Stock to each of James E. Rouse and Richard A. Campbell.

Compensation of President and Chief Executive Officer

James E. Rouse was named President and Chief Operating Officer in October, 2001. His annual rate of compensation in 2001 was $100,000. Anthony A. Cetrone served as President and Chief Executive Officer of the Company until November, 1999, however, he continued as Chairman of the Board and Chief Operating Officer of Micron. Mr. Cetrone retired from the Company and resigned his position as Chairman of the Board and Chief Operating Officer of the Company in July, 2000. Prior to his retirement, his annual rate of base compensation was $110,000. Nancy C. Arnold was named President in November, 1999. Ms. Arnold served as President and General Counsel until she terminated her employment with the Company in November, 2000. Prior to her termination, her annual rate of compensation was $82,500.

This report on executive compensation is made by and on behalf of the Company's Compensation Committee.

Russell C. Chambers, M.D.

Paul F. Walter M.D.

                          STOCK PERFORMANCE INFORMATION

The following Performance Table compares the Company's cumulative total shareholder return on its Common Stock for a five-year period (from December 31, 1996 to December 31, 2001), with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500") (which does not include the Company), and the Standard & Poor's Medical Products and Supplies Stock Index (which includes the Company) ("S&P Med"). Dividend reinvestment has been assumed. The Performance Table assumes $100 invested in December 31, 1996 in the Company's Common Stock, S&P 500, and S&P Medical Products and Supplies Stock Index.

                                     [CHART]

                                                                    Cumulative Total Return
                                                     ---------------------------------------------------
                                                      12/96    12/97    12/98    12/99    12/00    12/01
ARRHYTHMIA RESEARCH TECHNOLOGY, INC                  100.00    62.50    52.50    65.00    65.00   100.00
S & P 500                                            100.00   133.36   171.47   207.56   188.66   166.24
S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES)      100.00   124.67   179.70   166.45   240.09   227.91

Compliance with Section 16(a) of the Securities Exchange Act

Based solely upon the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with the filing requirements applicable to them pursuant to Section 16(a) of the Securities Exchange Act during 2001.

Stock Options

     2001 Stock Option Plan

In 2001, the Company adopted the 2001 Stock Option Plan (the "Option Plan") pursuant to which 200,000 shares of Common Stock have been reserved for issuance to officers and other key employees. The exercise price of any stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant. The term of each option and the manner in which it may be exercised is determined by the Board of Directors provided that no option is exercisable more than 6 years after the date of grant. Generally, 20% of options become exercisable or "vest" one year from the date of grant and an additional 20% becomes exercisable each year thereafter. Options are not transferable, except upon death of the option holder.

Options to purchase an aggregate of 60,000 shares of Common Stock at an exercise price of $2.00 per share have been granted under the Option Plan to two current officers of the Company. None of these options were exercisable as of December 31, 2001.

     1987 Incentive Stock Option Plan

In 1987, the Company adopted an incentive stock option plan (the "ISO Plan") pursuant to which 250,000 shares of Common Stock were reserved for issuance to officers and other key employees. Options were designated as "incentive stock options" within the meaning of the Internal Revenue Code of 1986, as amended. The exercise price of any stock option granted to an eligible employee could not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock, in which case the exercise price of any incentive stock option could not be less than 110% of such fair market value. The term of each option and the manner in which it may be exercised was determined by the Board of Directors provided that no option was exercisable more than 10 years after the date of grant and, in the case of a stock option granted to an eligible employee owning more than 10% of the Common Stock, no more than five years. Generally, options became exercisable one year from the date of grant and each year thereafter at a rate of 20% per year. Options were not transferable, except upon death of the option holder. The 1987 ISO Plan was terminated for new grants in 2001. Options outstanding under the ISO Plan continue to be exercisable on the terms of the original option grants.

Under the 1987 ISO Plan, options to purchase 28,000 shares of common stock at exercises prices between $1.06 and $6.00 per share were exercisable as of December 31, 2001. During 2001, 8,000 shares were exercised and 15,000 shares lapsed.

     Other Options

In October 1994, options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. The shares were immediately exercisable. In September 1998, the Board of Directors adjusted the exercise price of the options to reflect the current fair market value of the stock, which was $1.06 per share. Options to purchase 18,000 shares were exercised in 2001. Options to purchase 72,000 shares were exercised in January 2002. Options for 54,000 shares have been terminated or forfeited.

Medical Consultants

From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2001, 2000 and 1999, the Company used consultants on a specific project basis. Amounts paid to consultants during 2001, 2000 and 1999 were not material.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2002 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and (iii) all officers and directors as a group.

                                                            Beneficial
                                                           Ownership (1)
                                                         -----------------
                Name of Beneficial Owner                  Number   Percent
-----------------------------------------------------    -----------------

Russell C. Chambers, M.D. (2)........................    491,213    16.84
Julius Tabin, Ph.D...................................    138,824     4.76
Paul F. Walter, M.D..................................     82,055     2.81
E.P. Marinos (3).....................................     60,426     2.07

All officers and directors as a group (4) ...........    816,298    27.98

1. Unless otherwise noted, each person has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

2. Includes 2,500 shares over which Dr. Chambers has voting power pursuant to an agreement, 12,500 shares held as custodian for his son and 2,500 shares held as custodian for a niece. Excludes Company shares owned by two trusts of which Dr. Chambers' son and Dr. Chambers' wife have a beneficial interest. Dr. Chambers is neither a beneficiary nor a trustee of the two trusts and disclaims any beneficial ownership of the common stock held by the trusts. Excludes 23,802 shares owned by a Foundation of which Dr. Chambers is a co-trustee and has shared voting power but has no beneficial interest.

3. Includes options to purchase 24,000 shares of Common Stock, all of which are exercisable at December 31, 2001.

4. Includes 43,780 shares held by the Micron Employee Stock Ownership Plan over which an Officer of the Company has power as Trustee.

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

In May 1983, ART entered into an agreement with Cardiodigital Industries, Inc., a Texas corporation ("CDI"), pursuant to which ART granted an exclusive license to CDI to use the technology covered by the Simson Patent in connection with research and development of signal-averaging devices. Dr. Julius Tabin, is a director of ART and a shareholder of CDI. In addition, the estate of G. Russell Chambers (Dr. Chambers' father), is a principal shareholder of CDI. Royalty fees paid for the years ended December 31, 2001, 2000 and 1999 were $450, $6,100 and $15,700, respectively.

Dr. Julius Tabin, a member of the law firm of Fitch, Even, Tabin & Flannery, the Company's patent counsel, has been a director of the Company since its inception and he and other members of the firm are shareholders of the Company. For the years ended December 31, 2001, 2000 and 1999, the law firm billed the Company approximately $29,200, $19,300 and $40,600, respectively, for legal services rendered and patent prosecution costs. The amounts owed to the firm at December 31, 2001, 2000 and 1999 were approximately $6,000, $4,000, and $31,000, respectively.

Dr. Russell C. Chambers, a director and shareholder of the Company, is engaged as a consultant to the Company. For the years ended December 31, 2001, 2000 and 1999, health insurance premiums paid on Dr. Chambers behalf amounted to approximately $ 7,800, $11,670, and $8,500, respectively.

The Company obtains consulting services, with respect to acquisitions and other negotiations, from Mr. E. P. Marinos, a shareholder and Director of the Company. Fees for services were paid to this Director for years 2001, 2000 and 1999, were $8,048, $0, and $ 0 respectively. The amounts owed to the Director were approximately $3,325, $4,275 and $0 for December 31, 2001, 2000 and 1999,
respectively.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as a part of this report:

(1)  All Financial Statements

See index to financial statements on page 14 for a list of all financial statements filed as part of this report.

(2)  Financial Statement Schedules

(A)  Schedule II

All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission not included here are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)  Exhibits - None

(b)  Reports filed in the fourth quarter on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.


BY  /s/  James E. Rouse
    ------------------------------------------------------
     James E. Rouse, President and Chief Operating Officer


BY  /s/  Richard A. Campbell
     -----------------------------------------------------
     Richard A. Campbell, Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                    Date
------------------------------    ----------------------------   ---------------


/s/ E. P. Marinos                 Chairman of the Board          March 28, 2002
------------------------------
E. P. Marinos


/s/ Russell C. Chambers           Director                       March 28, 2002
------------------------------
Russell C. Chambers


/s/ Julius Tabin                  Director                       March 28, 2002
------------------------------
Julius Tabin


/s/ Paul F. Walter                Director                       March 28, 2002
------------------------------
Paul F. Walter

                                  EXHIBIT INDEX

Exhibit
Number                                          Description of Exhibit                                         Page
-------   --------------------------------------------------------------------------------------------------   ----
  3.0     Articles of Incorporation.........................................................................    (a)
  3.1     By-laws...........................................................................................    (a)
  3.2     Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
          Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation.....................    (a)
  3.3     Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
          Arrhythmia Research Technology, Inc., a Delaware corporation......................................    (a)
  4.0     Form of Certificate evidencing shares of the Company's Common Stock...............................    (a)
  4.2     Form of Option to purchase Company Common Stock under the 1987 Incentive Stock Option Plan........    (a)
  4.4     Bond Indenture and Bond Form......................................................................
  4.5     Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan..................
 10.2     Lockup Agreement..................................................................................    (a)
 10.3     Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987.......    (a)
 10.4     Amendment to Manufacturing agreement dated June 15, 1987..........................................    (a)
 10.5     Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989...........    (c)
 10.6     Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990..........    (c)
 10.7     Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990.........    (c)
 10.8     Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990..............    (c)
 10.9     License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART........
 10.10    Amendment to License Agreement dated June 1, 1985.................................................    (a)
 10.11    License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc. to
          ART...............................................................................................    (a)
 10.12    Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
          Cardiodigital Industries, Inc. to ART.............................................................    (a)
 10.13    Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
          Louisiana corporation.............................................................................    (a)
 10.16    Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February
          6, 1991...........................................................................................    (b)
 10.22    Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
          Tucker & Harris, L.L.P. and ART related to Corazonix.............................................     (f)
 10.23    Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research
          Technology, Inc., ART Merger Subsidiary II, Inc., Micron Products, Inc. and Micron Medical
          Products, Inc.....................................................................................    (e)
 10.24    Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron
          Products, Inc....................................................................................     (e)
 10.25    Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and
          Corazonix Corporation............................................................................     (g)
 10.26    Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research
          Technology, Inc. and Corazonix Corporation.......................................................     (i)
 10.34    Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.
  99.1    Subsidiaries.....................................................................................     (f)
  99.2    1987 Incentive Stock Option Plan.................................................................     (a)
  99.3    Merger Agreement, dated December 26, 1993, between Micron Products, Inc. and Micron Medical
          Products, Inc.....................................................................................    (i)
  99.4    Articles of Merger of Parent and Subsidiary.......................................................    (i)
  99.5    Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and
          entered on November 15, 1993......................................................................    (h)
  99.6    2001 Stock Option Plan (filed herewith)...........................................................

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

                                   Schedule II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To the Shareholders
Arrhythmia Research Technology, Inc.

     The audits referred to in our report dated February 23, 2002 relating to the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary, which is contained in Item 8 of this form 10-K included the audit of the financial statement schedule for the years ended December 31, 2001, 2000 and 1999 listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2001, 2000 and 1999.


/s/ BDO Seidman, LLP
Gardner,
Massachusetts
February 23, 2002

                      Arrhythmia Research Technology, Inc.

                                 And Subsidiary

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 Balance at   Charged to                 Balance
                                  Beginning   Costs and                  at End
                                   of Year     Expenses    Deductions    of Year
================================================================================

Allowance for doubtful accounts:

2001                             $   52,827     $35,978     $ 37,805    $ 51,000
================================================================================

2000                             $   83,203     $56,918     $ 87,294    $ 52,827
================================================================================

1999                             $   72,192     $48,375     $ 37,364    $ 83,203
================================================================================

Allow ance for slow-moving inventories:

2001                             $  150,487     $    --     $ 38,833    $111,654
================================================================================

2000                             $  458,500     $24,433     $332,446    $150,487
================================================================================

1999                             $1,022,835     $    --     $564,335    $ 458,50
================================================================================