Form 10-Q
period 2002-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2002-05-13
CIK 819689

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002 or
                                           --------------

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

Yes  X   No_____.
   -----

As of May 2, 2002 there were 2,912,076 shares of common stock outstanding.

This report consists of 9 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                 March 31, 2002

PART I - FINANCIAL INFORMATION .............................................................................  3

   Item 1.  Consolidated Financial Statements ..............................................................  3
   Balance Sheets ..........................................................................................  3
   Statements of Income ....................................................................................  4
   Statements of Changes in Shareholders' Equity ...........................................................  5
   Statements of Cash Flows ................................................................................  6
   Supplemental Notes to Consolidated Financial Statements .................................................  7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .........  8

PART II - OTHER INFORMATION ................................................................................  9

   Item 1.  Legal Proceedings - none .......................................................................  9
   Item 2.  Changes in Securities - none ...................................................................  9
   Item 3.  Defaults Upon Senior Securities - none .........................................................  9
   Item 4.  Submission of Matters to a Vote of Security Holders - none .....................................  9
   Item 5.  Other Information - none .......................................................................  9
   Item 6.  Exhibits and Reports on Form 8-K - none ........................................................  9
   SIGNATURES ..............................................................................................  9

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                               March 31,  December 31,
                                           ASSETS                                               2002          2001
                                                                                            --------------------------
Current assets:
  Cash and cash equivalents .............................................................   $ 1,642,808    $ 1,860,822
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $51,000 ......................................................................       954,245        854,426
  Inventories, net ......................................................................       992,354        897,087
  Deposits, prepaid expenses and other current assets ...................................        22,637         27,887
                                                                                            -----------    -----------
    Total current assets ................................................................     3,612,044      3,640,222

Property and equipment, net of accumulated depreciation of $4,507,230 and $4,358,954 ....     3,339,472      3,272,592
Goodwill, net of accumulated amortization of $1,079,073 and $1,147,326 ..................     1,244,000      1,326,000
Deferred income taxes, net ..............................................................       444,923        444,923
                                                                                            -----------    -----------
    Total assets ........................................................................   $ 8,640,439    $ 8,683,737
                                                                                            ===========    ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of 11% bonds payable ...............................................       120,044        113,028
  Accounts payable ......................................................................       178,007        343,010
  Accrued expenses ......................................................................       345,008        314,840
                                                                                            -----------    -----------
    Total current liabilities ...........................................................       643,059        770,878

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ...............             -              -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,830,181 and 3,758,181 issued ....................................................        38,302         37,582
  Additional paid-in-capital ............................................................     9,075,361      8,999,581
  Common stock held in treasury, 918,105 and 869,305 shares at cost .....................    (2,494,279)    (2,357,279)
  Retained earnings .....................................................................     1,377,996      1,232,975
                                                                                            -----------    -----------
    Total shareholders' equity ..........................................................     7,997,380      7,912,859
                                                                                            -----------    -----------
    Total liabilities and shareholders' equity ..........................................   $ 8,640,439    $ 8,683,737
                                                                                            ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended Mar. 31,
                                                                           ---------------------------
                                                                              2002            2001
                                                                           ---------------------------
Revenue ................................................................   $ 1,915,097    $ 1,753,974
Cost of sales ..........................................................     1,282,716      1,249,467
                                                                           -----------    -----------

  Gross profit .........................................................       632,381        504,507
                                                                           -----------    -----------

Selling and marketing ..................................................        13,037         23,738
General and administrative .............................................       316,845        360,042
Research and development ...............................................        23,335         44,129
Amortization of goodwill ...............................................             -         32,472
                                                                           -----------    -----------

  Income from operations ...............................................       279,164         44,126

Other income (expense):
  Interest expense .....................................................        (6,057)        (5,601)
  Other income (expense), net ..........................................        (2,086)         3,527
                                                                           -----------    -----------

Income before income taxes and cumulative effect of change
  in accounting principle ..............................................       271,021         42,052

Income tax provision ...................................................        69,000          8,000
                                                                           -----------    -----------

Income before cumulative effect of change in accounting principle ......       202,021         34,052

Cumulative effect of change in accounting principle, net of tax ........       (57,000)             -
                                                                           -----------    -----------

  Net income ...........................................................   $   145,021    $    34,052
                                                                           ===========    ===========

Net income per share - basic and dilutive ..............................   $      0.05    $      0.01
                                                                           ===========    ===========

Weighted average number of common
  shares outstanding - basic ...........................................     2,920,540      3,111,505
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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                Common Shares         Additional
                                         --------------------------    Paid-in       Treasury      Retained
                                            Number        Amount       Capital        Stock        Earnings       Total
                                         ------------  ------------  ------------  ------------  ------------  ------------
December 31, 1999  ....................    3,711,883   $    37,119   $ 8,946,293   $(1,151,892)  $   390,219   $ 8,221,739
Issuance of common stock ..............       17,798           178        26,322                                    26,500
Treasury stock purchase of 265,040
   shares .............................                                               (502,772)                   (502,772)
Value of warrants with ................
 bond renewal .........................                                  194,000                                   194,000
Net income ............................                                                              620,127       620,127
                                         ------------  ------------  ------------  ------------  ------------  ------------
December 31, 2000  ....................    3,729,681        37,297     9,166,615    (1,654,664)    1,010,346     8,559,594
Issuance of common stock ..............       28,500           285        29,996                                    30,281
Warrants repurchased ..................                                 (197,030)                                 (197,030)
Treasury stock purchase of 305,859
   shares .............................                                               (702,615)                   (702,615)
Net income ............................                                                              222,629       222,629
                                         ------------  ------------  ------------  ------------  ------------  ------------
December 31, 2001  ....................    3,758,181        37,582     8,999,581    (2,357,279)    1,232,975     7,912,859
Issuance of common stock ..............       72,000           720        75,780                                    76,500
Treasury stock purchase of 48,800
   shares .............................                                               (137,000)                   (137,000)
Net income ............................                                                              145,021       145,021
                                         ------------  ------------  ------------  ------------  ------------  ------------
March 31, 2002 ........................    3,830,181   $    38,302   $ 9,075,361   $(2,494,279)  $ 1,377,996   $ 7,997,380
                                         ============  ============  ============  ============  ============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                2002             2001
                                                                                            ----------------------------
Cash flows from operating activities:
  Net income .............................................................................  $   145,021      $    34,052

  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principle, net of tax ......................       57,000                -
    Depreciation .........................................................................      148,276          165,730
    Amortization .........................................................................        7,016           60,028
  Changes in assets and liabilities:
    Trade and other accounts receivable ..................................................      (99,819)         312,269
    Inventories ..........................................................................      (95,267)         (74,734)
    Deposits, prepaid expenses and other assets ..........................................        5,250           (6,989)
    Accounts payable, accrued expenses and other  liabilities ............................     (109,835)        (123,082)
                                                                                            -----------      -----------
       Net cash provided by operating activities .........................................       57,642          367,274
                                                                                            -----------      -----------

Cash flows from investing activities:
   Capital expenditures, net of disposals ................................................     (215,156)         (81,549)
                                                                                            -----------      -----------
       Net cash used in investing activities .............................................     (215,156)         (81,549)
                                                                                            -----------      -----------

Cash flows from financing activities:
   Issuance of common stock ..............................................................       76,500                -
   Payments on capital leases ............................................................            -           (5,020)
   Purchase of treasury stock ............................................................     (137,000)        (252,986)
                                                                                            -----------      -----------
       Net cash used in financing activities .............................................      (60,500)        (258,006)
                                                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents .....................................     (218,014)          27,719
Cash and cash equivalents at beginning of period .........................................    1,860,822        1,999,292
                                                                                            -----------      -----------
Cash and cash equivalents at end of period ...............................................  $ 1,642,808      $ 2,027,011
                                                                                            ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 2001.

         The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

         Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

Inventories:

         Inventories consist of the following as of:

                                                              March 31,       December 31,
                                                                 2002             2001
                                                            --------------   ---------------
                Raw materials ..........................    $      201,122   $       166,835
                Work-in-process ........................           274,714           318,070
                Finished goods .........................           516,518           412,182
                                                            --------------   ---------------
                     Total .............................    $      992,354   $       897,087
                                                            ==============   ===============

Goodwill:

         Effective January 1, 2002 the Company adopted FASB Statements No.141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142, requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

         As of January 1, 2002, the Company's goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle for the three months ended March 31, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. No adjustment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition was deemed necessary as of March 31, 2002.

         The effect on reported net income due to the cumulative effect of change in accounting principle and the discontinuance of goodwill amortization is as follows:

                                                                          Three months ended March,
                                                                             2002             2001
                                                                        ------------------------------
          Reported net income                                           $      145,021    $     34,052
          Cumulative effect of change in accounting principle                   57,000               -
          Goodwill amortization                                                      -          32,472
                                                                        ------------------------------
          Adjusted net income before cumulative effect of
          change in accounting principle and discontinuance
          of goodwill amortization                                      $      202,021    $     66,524
                                                                        ==============================

          Earnings per share (basic and dilutive) as reported           $          .05    $        .01
          Cumulative effect of change in accounting principle                      .02               -
          Goodwill amortization                                                      -             .01
                                                                        ------------------------------
          Earnings per share (basic and dilutive) before
          cumulative effect of change in accounting principle
          and discontinuance of goodwill amortization                   $          .07    $        .02
                                                                        ==============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         Working capital was $2,968,985 at March 31, 2002 compared to $2,869,344 at December 31, 2001, an increase of $99,641. Inventory has increased $95,267 since December 31, 2001 of which $37,000 is in preparation for a new supply agreement for radiotranslucent sensors and snaps in 2002. The balance of the increase in inventory was due to March 2002 shipments being 30% below forecast which the Company believes will be realized over the remainder of the year.

         The Company has a $1,000,000 revolving credit line with a bank that was established in December 1999. However, the Company has never made any borrowings under the credit line due to sufficient liquidity provided by its operations. The credit line, which is renewable in June 2002, provides for borrowings to be collateralized by accounts receivable and inventory.

Results of Operations
---------------------

         Revenue for the first quarter ended March 31, 2002 was $1,915,097 or 9% higher than those for the quarter ended March 31, 2001, which were $1,753,974. Sales of Micron's silver plated sensors accounted for the revenue increase in the first quarter of 2002 in response to an increase in customer orders. No significant sales of ART's signal-averaging ECG products were recorded in the first quarter or are forecast for the year 2002.

         Domestic and foreign sales for the first quarter are as follows:

                                                                                       First Quarter
                                                                                       -------------
                                                                        2002          %          2001           %
                                                                   ---------------  ------  ---------------  --------
                       Domestic ..............................     $       331,741      18  $       340,859      19

                       Foreign ...............................           1,583,356      82        1,413,115      81
                                                                   ---------------  ------  ---------------  --------
                       Total .................................     $     1,915,097     100  $     1,753,974     100
                                                                   ===============  ======  ===============  ========

         Cost of sales was 67% of revenue for the quarter ended March 31, 2002 compared to 71% for the same period in 2001. The change in the first quarter of 2002 was due to an 11% increase in Micron's production of sensors. The increased volume has reduced the unit cost of sensors by a greater number of pieces absorbing more of the fixed costs such as payroll, payroll benefits and depreciation. Material costs have remained stable over 2000, 2001 and early 2002.

         Selling and marketing expense was $10,701 lower in the first quarter of 2002 compared to the first quarter of 2001 as a result of the elimination of a direct sales staff and marketing support for ART signal-averaging ECG products in 2001. The Company hopes in 2002 to market ART's software through license or sales agreements not requiring new sales personnel.

         General and administrative expense was $43,197 lower in the first quarter of 2002 compared to the first quarter of 2001, reflecting the savings associated with the closing of the Austin, Texas office in 2001.

         Research and development expense was $20,794 lower in the first quarter of 2002 compared to the first quarter of 2001 as the conversion and enhancements to ART's principal product, Predictor(R) 7, have been completed and no significant work is scheduled for other products in 2002.

         Other income (expense) resulted in lower income of $5,613 in the first quarter of 2002 compared to the first quarter of 2001. The decrease is attributed to the drop in market rates ($20,529) on the Company's fixed return investments. The interest income decrease was partially offset by a $14,456 expense reduction in the amortization of the Bond discount due to the early retirement of a majority of the 11% Bonds in December 2001.

         Income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 25% and 19% for the quarters ended March 31, 2002 and 2001, the lower rate reflecting a non-recurring state tax credit recorded in 2001.

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

                      Arrhythmia Research Technology, Inc.
                      -----------------------------------


                      /s/  James E. Rouse
                      -----------------------------------
                      President and Chief Operating Officer


                      /s/  Richard A. Campbell
                      -----------------------------------
                      Vice President of Finance

May 13, 2002