Form 10-Q
period 2002-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2002-08-13
CIK 819689

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 31, 2002 there were 2,928,413 shares of common stock outstanding.

This report consists of 10 pages.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                  June 30, 2002

PART I - FINANCIAL INFORMATION ......................................................................    3

     Item 1. Consolidated Financial Statements ......................................................    3

     Balance Sheets .................................................................................    3
     Statements of Income ...........................................................................    4
     Statements of Changes in Shareholders' Equity ..................................................    5
     Statements of Cash Flows .......................................................................    6
     Supplemental Notes to Consolidated Financial Statements ........................................    7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations............................................................................    8

PART II - OTHER INFORMATION .........................................................................   10

     Item 1.  Legal Proceedings - none ..............................................................   10
     Item 2.  Changes in Securities - none ..........................................................   10
     Item 3.  Defaults Upon Senior Securities - none ................................................   10
     Item 4.  Submission of Matters to a Vote of Security Holders - none ............................   10
     Item 5.  Other Information - none ..............................................................   10
     Item 6.  Exhibits and Reports on Form 8-K - ....................................................   10
     SIGNATURES .....................................................................................   10

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


              ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        June 30,              December 31,
                                                                                          2002                    2001
                                                                                ------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents .................................................   $       1,555,684       $       1,860,822
  Trade and other accounts receivable, net of allowance for doubtful accounts
        of $51,000 ..........................................................           1,115,672                 854,426
  Inventories, net ..........................................................           1,090,115                 897,087
  Deposits, prepaid expenses and other current assets .......................              67,323                  27,887
                                                                                -----------------       -----------------
    Total current assets ....................................................           3,828,794               3,640,222

Property and equipment, net of accumulated depreciation of
$4,129,541 and $4,358,954 ...................................................           3,177,047               3,272,592
Goodwill, net of accumulated amortization of $1,079,073 and $1,147,326 ......           1,244,000               1,326,000
Deferred income taxes, net ..................................................             370,923                 444,923
                                                                                -----------------       -----------------
    Total assets ............................................................   $       8,620,764       $       8,683,737
                                                                                =================       =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of 11% bonds payable ...................................                   -                 113,028
  Accounts payable ..........................................................             282,932                 343,010
  Accrued expenses ..........................................................             276,926                 314,840
                                                                                -----------------       -----------------
    Total current liabilities ...............................................             559,858                 770,878

Shareholders' equity:
  Preferred stock, $1 par value; 2,000,000 shares authorized, none issued ...                   -                       -
  Common stock, $.01 par value; 10,000,000 shares authorized;
      3,888,131 and 3,758,181 issued ........................................              38,882                  37,582
  Additional paid-in-capital ................................................           9,161,706               8,999,581
  Common stock held in treasury, 959,718 and 869,305 shares at cost .........          (2,619,118)             (2,357,279)
  Retained earnings .........................................................           1,479,436               1,232,975
                                                                                -----------------       -----------------
    Total shareholders' equity ..............................................           8,060,906               7,912,859
                                                                                -----------------       -----------------
    Total liabilities and shareholders' equity ..............................   $       8,620,764       $       8,683,737
                                                                                =================       =================


         The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                                        ---------------------------       -------------------------
                                                                            2002          2001                 2002         2001
                                                                        ---------------------------       -------------------------
Revenue ...........................................................     $ 1,832,237   $ 1,874,662         $ 3,747,334  $ 3,628,636
Cost of sales .....................................................       1,255,057     1,239,995           2,537,773    2,489,462
                                                                        -----------   -----------         -----------  -----------
 Gross profit .....................................................         577,180       634,667           1,209,561    1,139,174
                                                                        -----------   -----------         -----------  -----------
Selling and marketing .............................................          10,442        17,457              23,479       41,195
General and administrative ........................................         395,880       358,792             712,725      718,834
Research and development ..........................................          20,576        56,839              43,911      100,968
Amortization of goodwill ..........................................               -        32,473                   -       64,945
                                                                        -----------   -----------         -----------  -----------
 Income from operations ...........................................         150,282       169,106             429,446      213,232
                                                                        -----------   -----------         -----------  -----------

Other income (expense):
 Interest expense .................................................          (4,819)      (23,508)            (10,876)     (29,109)
 Other income, net ................................................           7,977         8,054               5,891       11,581
                                                                        -----------   -----------         -----------  -----------
Income before income taxes and cumulative effect of change
 in accounting principle ..........................................         153,440       153,652             424,461      195,704
Income tax provision ..............................................          52,000        51,000             121,000       59,000
                                                                        -----------   -----------         -----------  -----------
Income before cumulative effect of change in accounting principle..         101,440       102,652             303,461      136,704
Cumulative effect of change in accounting principle, net of tax ...               -             -             (57,000)           -
                                                                        -----------   -----------         -----------  -----------
 Net income .......................................................     $   101,440       102,652             246,461      136,704
                                                                        ===========   ===========         ===========  ===========

Net income per share - basic and dilutive .........................     $      0.03   $      0.03         $      0.08  $      0.04
                                                                        ===========   ===========         ===========  ===========
Weighted average common shares outstanding - basic ................       2,918,922     3,015,213           2,919,731    3,063,359
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

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                 Common Shares         Additional
                             --------------------       Paid-in        Treasury        Retained
                              Number      Amount        Capital         Stock          Earnings           Total
                             ---------   --------    -------------   ------------     -----------      -----------
December 31, 1999 .......... 3,711,883   $ 37,119    $ 8,946,293     $ (1,151,892)    $   390,219      $ 8,221,739
Issuance of common stock ...    17,798        178         26,322                                            26,500
Treasury stock purchase of
 265,040 shares ............                                             (502,772)                        (502,772)
Value of warrants with
 bond renewal ..............                             194,000                                           194,000
Net income..................                                                              620,127          620,127
                             ---------   --------    -----------     ------------     -----------      -----------
December 31, 2000 .......... 3,729,681     37,297      9,166,615       (1,654,664)      1,010,346        8,559,594

Issuance of common stock ...    28,500        285         29,996                                            30,281
Warrants repurchased .......                            (197,030)                                         (197,030)
Treasury stock purchase of
 305,859 shares ............                                             (702,615)                        (702,615)
Net income .................                                                              222,629          222,629
                             ---------   --------    -----------     ------------     -----------      -----------
December 31, 2001 .......... 3,758,181     37,582      8,999,581       (2,357,279)      1,232,975        7,912,859

Exercise of stock options
 and warrants ..............   129,950      1,300        162,125                                           163,425
Treasury stock purchase of
 90,413 shares .............                                             (261,839)                        (261,839)
Net income .................                                                              246,461          246,461
                             ---------   --------    -----------     ------------     -----------      -----------
June 30, 2002 .............. 3,888,131   $ 38,882    $ 9,161,706     $ (2,619,118)    $ 1,479,436      $ 8,060,906
                             =========   ========    ===========     ============     ===========      ===========


         The accompanying notes are an integral part of the consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2002           2001
                                                      -------------------------
Cash flows from operating activities:
 Net income .......................................   $  246,461      $ 136,704

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Cumulative effect of change in accounting
 principle, net of tax ............................       57,000              -
 Depreciation .....................................      304,172        327,948
 Amortization .....................................       11,972        122,028
 Deferred income tax provision ....................       74,000         70,000
 Changes in assets and liabilities:
  Trade and other accounts receivable .............     (261,246)       414,730
  Inventories .....................................     (193,028)       (14,244)
  Deposits, prepaid expenses and other assets .....      (39,436)       (34,356)
  Accounts payable and accrued expenses ...........      (72,992)      (130,612)
                                                     -----------      ---------
   Net cash provided by operating activities ......      126,903        892,198
                                                     -----------      ---------
Cash flows from investing activities:
 Capital expenditures, net of disposals ...........     (208,627)      (281,161)
                                                     -----------      ---------
  Net cash used in investing activities ...........     (208,627)      (281,161)
                                                     -----------      ---------

Cash flows from financing activities:
 Issuance of common stock .........................      163,425              -
 Payment of bonds .................................     (125,000)             -
 Principle payment on long term debt ..............            -       (175,000)
 Purchase of treasury stock .......................     (261,839)      (376,642)
                                                     -----------      ---------
   Net cash used in financing activities ..........     (223,414)      (551,642)
                                                     -----------      ---------
Net increase (decrease) in cash and cash
  equivalents .....................................     (305,138)        59,395
Cash and cash equivalents at beginning of period ..    1,860,822      1,999,292
                                                     -----------     ----------
Cash and cash equivalents at end of period ........  $ 1,555,684     $2,058,687
                                                     ===========     ==========

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

     The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. and its subsidiary, Micron Products, Inc., ("the Company"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.


     Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

Inventories:

     Inventories consist of the following as of:

                                                    June 30,       December 31,
                                                      2002             2001
                                                 --------------- --------------
Raw materials ................................  $      174,059   $      166,835
Work-in-process ..............................         285,923          318,070
Finished goods ...............................         630,133          412,182
                                                ---------------  --------------
     Total ...................................  $    1,090,115   $      897,087
                                                ===============  ==============

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

     As of January 1, 2002, the Company's goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle for the six months ended June 30, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. No adjustment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition was deemed necessary as of June 30, 2002.

     The continued effect on reported net income due to the cumulative effect of change in accounting principle and the discontinuance of goodwill amortization is as follows:



                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                         2002            2001          2002           2001
                                                    ----------------------------------------------------------
    Reported net income                             $     101,440   $      102,652  $   246,461  $    136,704
    Cumulative effect of change in
    accounting principle                                        -                -       57,000             -
    Goodwill amortization                                       -           32,473            -        64,945
                                                    ----------------------------------------------------------
    Adjusted net income before cumulative effect
    of change in accounting principle and
    discontinuance of goodwill amortization         $     101,440   $      135,125  $   303,461  $    201,649
                                                    ==========================================================

    Net income per share (basic and dilutive) as
    reported                                        $         .03   $          .03  $       .08  $        .04
    Cumulative effect of change in accounting
    principle                                                   -                -          .02             -
    Goodwill amortization                                       -              .01            -           .02
                                                    ----------------------------------------------------------
    Net income per share (basic and dilutive)
    before cumulative effect of change
    in accounting principle and discontinuance of
    goodwill amortization                           $         .03   $          .04  $       .10  $        .06
                                                    ==========================================================




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     Working capital was $3,268,936 at June 30, 2002 compared to $2,869,344 at December 31, 2001. The $399,592 increase in working capital for the first six months of 2002 is principally attributed to the redemption of 11% bonds payable of $113,028 ($125,000 face value), that matured May 2002, and the increase of receivables ($261,246) and inventory ($193,028) to meet current and forecasted demand for Micron's ECG sensor products. The inventory increase of $193,028 in the six months ended June 30, 2002 is principally in quantities of finished goods that are under contract to ship over the remainder of 2002.

     The Company has a $1,000,000 revolving line of credit with a bank that is scheduled for renewal September 30, 2002. The credit line provides for borrowings to be collateralized by accounts receivable and inventory. However, the Company has not used the credit line due to sufficient liquidity provided by operations.

Results of Operations

     Revenue for the second quarter ended June 30, 2002 was $1,832,237 or substantially the same as the comparable period in 2001. For the six months ended June 30, 2002, total revenues are 3% higher than in 2001 due to sales of Micron's standard ECG sensor products. Micron was recently chosen to supply a new radiotranslucent ECG sensor to a major account with annual purchases estimated to increase Micron's annual sales by approximately 10% beginning in late 2002. Also, sales of standard sensors in 2002 have increased 5% over the comparable period in 2001.

     Sales of metal snap fasteners distributed by Micron to ECG electrode manufacturers continued to decline as major accounts switch to direct purchase. There were no significant sales of ART's SAECG product in the first six months of 2002. These latter two product lines have combined for less than 10% of revenue for the six month period ending June 30, 2002.

     Domestic and foreign sales, which includes sales to Canadian operations of $812,718 for the three months ended June 30, 2002 and $1,619,103 for the six months ended June 30, 2002 are as follows:


                                     Three Months Ended June 30,                          Six Months Ended June 30,

                                 2002         %            2001     %                2002         %         2001          %
                                 ----        --            ----    --                ----        --         ----         --
   Foreign Sales              $1,592,725     87      $1,615,881    86             $3,176,081     85        $3,028,996    83


   Domestic Sales                239,512     13          258,781   14                571,253     15          599,640     17
                              -----------------      ----------------             -----------------        ----------------

   Total                      $1,832,237    100      $1,874,662   100             $3,747,334    100        $3,628,636   100
                              ==========    ===      ================             =================        ================


     Cost of sales was 68% of revenue for the six months ended June 30, 2002 compared to 69% of revenue for the same period in 2001. The improvement in 2002 was due to manufacturing efficiencies related to the increase in sales volume of Micron's ECG sensors. There have been no significant changes in material cost, wages, or production expenses over the last 12 months and none are expected for the remainder of 2002.

     Selling and marketing expense was $7,015 lower in the second quarter of 2002 compared to the second quarter of 2001. In 2001, Micron initiated a program to expand sales of its ECG sensors in the Pacific Rim regions. This new venture has not resulted in a significant increase in the Company's revenue for the six month period ending June 30, 2002 due to the limited availability of the Company's foreign agent.

     General and administrative expense includes approximately $98,000 of legal expenses in the three month period ended June 30, 2002, that was related to an attempt to acquire certain business assets of a competitor of Micron Products Inc. The negotiations to acquire the assets were discontinued in July 2002. These legal expenses accounted for the higher general and administrative expenses in the second quarter of 2002 compared to 2001.

     Research and development expense was $36,263 lower for the second quarter of 2002 and $57,057 lower for the first six months of 2002 compared to similar periods in 2001 due to the elimination of ART's in-house R&D staff and overhead as part of closing the Austin, Texas office in 2001. The redesign of the Predictor(R) 7 software has been completed and minor maintenance is contracted through outside parties, if and when needed.

     Interest expense is lower in both periods reported for 2002 when compared to 2001, principally as a result of the early redemption of $425,000 of 11% bonds payable in late 2001, and maturity of $125,000 in 2002. Other income includes interest earned on the Company's cash equivalents of $55,639 for the six months ended June 30, 2001 compared to $15,258 for the first six months of 2002. The reduction of interest income is due to the lower returns now available on fixed rate investments. Offsetting part of the loss of interest income was the elimination of amortization expense on debt discount when the 11% bonds were redeemed.

     Income taxes as a percent of income for the quarters ended June 30, 2002 and 2001 were 34% and 33% respectively. For the six month periods ended June 30, 2002 and June 30, 2001, income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 29% and 30% respectively. No Federal income taxes were owed for 2001 and the Company does not anticipate any Federal income taxes will be due for 2002 due to the utilization of Net Operating Loss carryforwards and deferred tax assets.

     Market risk does not affect the Company's financial results because the Company's foreign sales contracts are denominated in U.S.Dollars.

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

        Exhibit 99.1 - Certification of CEO and CFO



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

August 13, 2002