Form 10-Q
period 2002-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2002-11-13
CIK 819689

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002 or

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

Yes  X     No___.
    ---


As of October 31, 2002 there were 2,748,413 shares of common stock outstanding.

This report consists of 26 pages.

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                    FORM 10-Q

                               September 30, 2002

                                                                            Page
Part I - Financial Information ............................................   3
 Item 1. Financial Statements .............................................   3
  Consolidated Balance Sheets .............................................   3
  Consolidated Statements of Income .......................................   4
  Consolidated Statements of Changes in Shareholders' Equity ..............   5
  Consolidated Statements of Cash Flows ...................................   6
  Supplemental Notes to Consolidated Financial Statements .................   7
 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................   8
 Item 3.  Quantitative and Qualitative Disclosures and Market Risk ........  10
 Item 4.  Evaluation of Disclosure Controls and Procedures ................  10
Part II - Other Information ...............................................  10
 Item 1.  Legal Proceedings ...............................................  10
 Item 4.  Submission of Matters to a Vote of Security Holders .............  10
 Item 6.  Exhibits and Reports on Form 8-K ................................  10
SIGNATURES ................................................................  11
CERTIFICATION .............................................................  11
  Exhibit 3.1 - Arrhythmia Research Technology, Inc.  By-laws .............  13
  Exhibit 10.1 - Employment Agreement President James E. Rouse ............  21
  Exhibit 99.1 - Certification pursuant to 18 U.S.C.ss.1350, as adopted
                 pursuant to section 906 of the Sarbanes-Oxley Act of 2002   26

Part I - Financial Information

Item 1. Financial Statements

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)

                                 ASSETS                                     September 30,           December 31,
                                                                                2002                    2001
                                                                          ---------------          --------------
Current assets:
   Cash and cash equivalents .........................................     $  1,615,037               $ 1,860,822
   Trade and other accounts receivable, net of allowance for
        doubtful accounts of $51,000 .................................          923,208                   854,426
   Inventories, net ..................................................        1,286,612                   897,087
   Deposits, prepaid expenses and other current assets ...............           61,478                    27,887
                                                                           ------------               -----------
     Total current assets ............................................        3,886,335                 3,640,222

Property and equipment, net of accumulated depreciation of
   $4,271,826 and $4,358,954 .........................................        3,053,161                 3,272,592
Goodwill, net of accumulated amortization of $1,079,073 and
   $1,147,326 ........................................................        1,244,000                 1,326,000
Deferred income taxes, net ...........................................          411,923                   444,923
                                                                           ------------               -----------
   Total assets ......................................................     $  8,595,419               $ 8,683,737
                                                                           ============               ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of 11% bonds payable ...........................                -                   113,028
   Accounts payable ..................................................          242,231                   343,010
   Accrued expenses ..................................................          378,536                   314,840
                                                                           ------------               -----------
     Total current liabilities .......................................          620,767                   770,878

Shareholders' equity:
   Preferred stock, $1 par value; 2,000,000 shares authorized,
     none issued .....................................................                -                         -
   Common stock, $.01 par value; 10,000,000 shares authorized,
     3,888,131 and 3,758,181 issued ..................................           38,881                    37,582
   Additional paid-in-capital ........................................        9,161,707                 8,999,581
   Common stock held in treasury, 1,059,718 and 869,305
     shares at cost ..................................................       (2,884,116)               (2,357,279)
   Retained earnings .................................................        1,658,180                 1,232,975
                                                                           ------------               -----------
     Total shareholders' equity ......................................        7,974,652                 7,912,859
                                                                           ------------               -----------
     Total liabilities and shareholders' equity ......................     $  8,595,419               $ 8,683,737
                                                                           ============               ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                           2002          2001               2002           2001
                                                                           ----          ----               ----           ----

Revenue ..............................................................    $1,630,427   $1,637,050        $5,377,761     $5,265,686
Cost of sales ........................................................     1,081,964    1,180,898         3,619,737      3,670,360
                                                                          ----------   ----------         ---------     ----------
  Gross profit .......................................................       548,463      456,152         1,758,024      1,595,326
                                                                          ----------   ----------         ---------     ----------
Selling and marketing ................................................        13,062       10,748            36,541         51,943
General and administrative ...........................................       320,858      295,635         1,033,583      1,014,469
Research and development .............................................        15,322       50,078            59,233        151,046
Amortization of goodwill .............................................             -       32,472                 -         97,417
                                                                          ----------   ----------         ---------     ----------
  Income from operations .............................................       199,221       67,219           628,667        280,451
                                                                          ----------   ----------         ---------     ----------
Other income (expense)
  Interest expense ...................................................        (2,656)     (18,165)          (13,532)       (47,274)
  Other income, net ..................................................         5,179        8,712            11,070         20,293
                                                                          ----------   ----------         ---------     ----------
Income before income taxes and cumulative effect of
  change in accounting principle .....................................       201,744       57,766           626,205        253,470
Income tax provision (benefit) .......................................        23,000      (23,000)          144,000         36,000
                                                                          ----------   ----------         ---------     ----------
Income before cumulative effect of change in
  accounting principle ...............................................       178,744       80,766           482,205        217,470
Cumulative effect of change in accounting principle,
  net of tax .........................................................             -            -          (57,000)              -
                                                                          ----------   ----------         ---------     ----------
  Net income .........................................................    $  178,744   $   80,766         $ 425,205     $  217,470
                                                                          ==========   ==========         =========     ==========
Net income per share - basic .........................................    $     0.06   $     0.03         $    0.15     $     0.07
                                                                          ==========   ==========         =========     ==========
Weighted average common shares outstanding - basic ...................     2,905,804    2,976,724         2,915,089      3,034,481
                                                                          ==========   ==========         =========     ==========
Net income per share - dilutive ......................................    $     0.06   $     0.03         $    0.14     $     0.07
                                                                          ==========   ==========         =========     ==========
Weighted average common shares outstanding -dilutive .................     2,927,540    3,150,890         2,955,486      3,202,341
                                                                          ==========   ==========         =========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)


                                       Common Shares        Additional
                                   --------------------      Paid-in         Treasury        Retained
                                   Number        Amount      Capital          Stock          Earnings       Total
                                   ------        ------     ----------       --------        ---------    ----------

December 31, 1999 ............   3,711,883      $37,119     $8,946,293    $(1,151,892)      $  390,219    $8,221,739
Issuance of common stock .....      17,798          178         26,322              -                -        26,500
Value of warrants with
    bond renewal .............           -            -        194,000              -                -       194,000
Treasury stock purchase of
    265,040 shares ...........           -            -              -       (502,772)               -      (502,772)
Net income ...................           -            -              -              -          620,127       620,127
                                 ---------      --------    ----------    -----------       ----------    ----------
December 31, 2000 ............   3,729,681      $37,297     $9,166,615    $(1,654,664)      $1,010,346    $8,559,594

Issuance of common stock .....      28,500          285         29,996              -                -        30,281
Warrants repurchased .........           -            -       (197,030)             -                -      (197,030)
Treasury stock purchase of
    305,859 shares ...........           -            -              -       (702,615)               -      (702,615)
Net income ...................           -            -              -              -          222,629       222,629
                                 ---------      --------    ----------    -----------       ----------    ----------
December 31, 2001 ............   3,758,181      $37,582     $8,999,581    $(2,357,279)      $1,232,975    $7,912,859

Exercise of stock options
    and warrants .............     129,950        1,299        162,126              -                -       163,425
Treasury stock purchase of
    190,413 shares ...........           -            -              -       (526,837)               -      (526,837)
Net income ...................           -            -              -              -          425,205       425,205
                                 ---------      --------    ----------    -----------       ----------    ----------
September 30, 2002 ...........   3,888,131      $38,881     $9,161,707    $(2,884,116)      $1,658,180    $7,974,652
                                 =========      ========    ==========    ===========       ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                  2002                   2001
                                                                                  ----                   ----
Cash flows from operating activities:

   Net income .............................................................     $  425,205            $  217,470
Adjustments to reconcile net income to net cash provided by operating activities:
   Cumulative effect of change in accounting principle, net of tax ........         57,000                     -
   Depreciation ...........................................................        466,575               496,033
   Amortization ...........................................................         11,972               186,178
   Deferred income tax provision ..........................................         33,000                20,000
   Changes in assets and liabilities:
      Trade and other accounts receivable .................................        (68,782)              540,318
      Inventories .........................................................       (389,525)              (61,969)
      Deposits, prepaid expenses and other assets .........................        (33,591)              114,983
      Accounts payable and accrued expenses ...............................        (12,083)             (192,206)
                                                                                ----------            ----------
        Net cash provided by operating activities .........................     $  489,771            $1,320,807
                                                                                ----------            ----------
Cash flows from investing activities:

   Capital expenditures, net of disposals .................................       (247,144)             (351,305)
                                                                                ----------            ----------
        Net cash used in investing activities .............................     $ (247,144)           $ (351,305)
                                                                                ----------            ----------
Cash flows from financing activities:

   Issuance of common stock ...............................................        163,425                30,281
   Payment of bonds .......................................................       (125,000)                    -
   Principle payment of long term debt ....................................              -              (175,000)
   Purchase of treasury stock .............................................       (526,837)             (551,192)
                                                                                ----------            ----------
        Net cash used in financing activities .............................     $ (488,412)           $ (695,911)
                                                                                ----------            ----------
Net increase (decrease) in cash and cash equivalents ......................     $ (245,785)           $  273,591
Cash and cash equivalents at beginning of period ..........................      1,860,822             1,999,292
                                                                                ----------            ----------
Cash and cash equivalents at end of period ................................     $1,615,037            $2,272,883
                                                                                ==========            ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Supplemental Notes to Consolidated Financial Statements

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K covering the year ended December 31, 2001.

         The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. (the "Company") and its subsidiary Micron Products Inc., all adjustments necessary for a fair presentation of the financial results for the interim period presented.

         Interim results are subject to year-end adjustments and audit of year end results by independent certified public accountants.

Inventories:

Inventories consist of the following as of:                          September 30,         December 31,
                                                                         2002                 2001
                                                                     ------------          ------------
Raw materials ..................................................      $  289,046             $166,835
Work-in-process ................................................         315,829              318,070
Finished goods .................................................         681,737              412,182
                                                                      ----------            ---------
     Total .....................................................      $1,286,612             $897,087
                                                                      ==========            =========

Goodwill:

         Effective January 1, 2002 the Company adopted FASB Statement No.141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142, requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

         As of January 1, 2002, the Company's goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle for the nine months ended September 30, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. No adjustment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition was deemed necessary as of September 30, 2002.

         The continued effect on reported net income due to the cumulative effect of change in accounting principle, and the discontinuance of goodwill amortization is as follows:

                                                             Three Months Ended       Nine Months Ended September
                                                                September 30,                     30,
                                                              2002          2001          2002           2001
-----------------------------------------------------------------------------------------------------------------
Reported net income                                      $   178,744   $  80,766      $  425,205       $ 217,470
Cumulative effect of change in accounting principle                -           -          57,000               -
Goodwill amortization                                              -      32,472               -          97,417
-----------------------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect of          $             $              $              $
   change in accounting principle and
   discontinuance of goodwill amortization                   178,744     113,238         482,205         314,887
=================================================================================================================

Basic net income per share as reported                    $      .06   $     .03      $      .15       $     .07
Cumulative effect of change in accounting principle                -           -             .02               -
Goodwill amortization                                              -         .01               -             .03
-----------------------------------------------------------------------------------------------------------------
Basic net income per share before cumulative effect of    $      .06   $     .04      $      .17       $     .10
   change in accounting principle and discontinuance
   of goodwill amortization
=================================================================================================================

Diluted net income per share as reported                  $      .06   $     .03      $      .14       $     .07
Cumulative effect of change in accounting principle                -           -             .02               -
Goodwill amortization                                              -         .01               -             .03
-----------------------------------------------------------------------------------------------------------------
Diluted net income per share before cumulative effect     $      .06   $     .04      $      .16       $     .10
   of change in accounting principle and
   discontinuance of goodwill amortization
=================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Any forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by the use of words such as "expect," "anticipate," "believe," "intend," "plans," "predict," or "will." The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

Liquidity and Capital Resources

         Working capital was $3,265,568 at September 30, 2002 compared to $2,869,344 at December 31, 2001. The $396,224 increase in working capital for the first nine months of 2002 is attributed to the generation of $489,771 of operating cash flows in the nine months ending September 30, 2002. Cash of $113,028 ($125,000 face value) was consumed in the redemption of 11% bonds payable, which matured May 2002.

         Increased inventories were created to offset possible production delays as a result of the discontinued attempt to purchase certain business assets of a competitor of Micron Products Inc. These inventories are expected to be lower at year-end through sales to existing customers. The material for the new radio translucent ECG sensor contributed to the increase in raw material inventory and this product is expected to begin shipment in early 2003.

         The Company has a $1,000,000 revolving line of credit with a bank that has been extended until May 30, 2003. The credit line provides for borrowings to be collateralized by accounts receivable and inventory. However, the Company has not used the credit line due to sufficient liquidity provided by operations.

         The Company has continued to execute the stock buy back program. During the quarter ended September 30, 2002, 100,000 shares were repurchased with an average share price of $2.65. In the first nine months of 2002, 190,413 shares were acquired at a total market cost of $526,837. The Board of Directors has authorized a continuation of the stock buy back program for another 50,000 shares in the 4th quarter.

Results of Operations

         Revenue for the third quarter ended September 30, 2002 was $1,630,427 as the compared to $1,637,050 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, the sales of Micron's standard ECG sensor products are 5% higher than in the same period of 2001. Micron has received notification that it has been chosen as the new supplier of the radio translucent ECG sensor from an existing customer, which will result in additional sales revenue beginning first quarter 2003.

         Sales of metal snap fasteners distributed by Micron to ECG electrode manufacturers continued to decline as major accounts switch to direct purchase. There were no significant sales of the Company's SAECG product in the first nine months of 2002. These latter two product lines have combined for less than 10% of revenue for the nine-month period ended September 30, 2002.

         Domestic and foreign sales, which includes sales to Canadian operations of $664,970 for the three months ended September 30, 2002 and $2,284,073 for the nine months ended September 30, 2002 are as follows:

                           Three Months Ended September 30,                 Nine Months Ended September 30,
                          2002         %         2001         %            2002        %         2001         %
                          ----         -         ----         -            ----        -         ----         -
Foreign Sales            $1,403,807     86      $1,326,656     81         $4,579,888    85      $4,355,652     83
Domestic Sales              226,620     14         310,394     19            797,873    15         910,034     17
                         ----------    ---      ----------    ---         ----------   ---      ----------    ---
Total                    $1,630,427    100      $1,637,050    100         $5,377,761   100      $5,265,686    100
                         ==========    ===      ==========    ===         ==========   ===      ==========    ===

         Currency risk does not affect the Company's financial results because the Company's foreign sales contracts are denominated in U.S. Dollars.

         Cost of sales was 67% of revenue for the nine months ended September 30, 2002 compared to 70% of revenue for the same period in 2001. The improvement in 2002 was due to manufacturing efficiencies related to the increase in sales volume of Micron's ECG sensors. There have been no significant changes in material cost, wages, or production expenses over the last nine months and none are expected for the remainder of 2002.

         Selling and marketing expense was $15,402 lower in the first nine months of 2002 compared to the same period in 2001. In 2001, Micron initiated a program to expand sales of its ECG sensors in the Pacific Rim regions. This new venture has not resulted in a significant increase in the Company's revenue for the nine month period ended September 30, 2002 due to the limited availability of the Company's foreign agent.

         General and administrative expense includes approximately $111,000 of legal expenses and $25,600 in other professional and corporate expenses in the nine month period ended September 30, 2002, which was related to an attempt to acquire certain business assets of a competitor of Micron Products Inc. The negotiations to acquire the assets were discontinued in July 2002. The increase in legal, professional and corporate expenses was offset by a reduction of general and administrative expenses associated with the consolidation of the Company's Texas office to Micron's existing location in Massachusetts. The net effect is an increase of $19,114 in general and administrative expenses in the nine months ended September 30, 2002 compared to the same period in 2001.

         Research and development expense was $34,756 lower for the third quarter of 2002 and $91,813 lower for the first nine months of 2002 compared to similar periods in 2001 due to the elimination of the Company's in-house R&D staff and overhead as part of closing the Austin, Texas office in 2001. The redesign of the Predictor(R) 7 software has been completed and minor maintenance is contracted through outside parties, if and when needed.

         Interest expense is lower in both periods reported for 2002 when compared to 2001, principally as a result of the early redemption of $425,000 of 11% bonds payable in late 2001, and maturity of $125,000 in 2002.

         Other income includes interest earned on the Company's cash equivalents of $21,862 for the first nine months of 2002 compared to $76,806 for the nine months ended September 30, 2001. The reduction of interest income is due to the lower returns on fixed rate investments. Offsetting part of the loss of interest income was the elimination of amortization expense on debt discount when the 11% bonds were redeemed.

         Income taxes as a percent of income for the quarters ended September 30, 2002 and 2001 were 11% and (40%) respectively. For the nine month period ended September 30, 2002 and September 30, 2001, income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 23% and 14% respectively. No Federal income taxes were owed for 2001, and the Company expects to substantially reduce the Federal income taxes for 2002 by utilizing net operating loss carry forwards.

Item 3.  Quantitative and Qualitative Disclosures and Market Risk

         No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

Item 4.  Evaluation of Disclosure Controls and Procedures

         Within ninety days prior to the filing date of this report, the management of the Company including James E. Rouse as President, Chief Operating Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the date of the conclusion of their most recent evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

         From time to time the Company may be involved in disputes and litigation in the normal course of business. The Company is not presently involved in any disputes or litigation that reasonably could be expected to have a material impact on the Company's business, operating results, financial condition and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
         On November 1, 2002, the Company held the 2002 Annual Meeting of Stockholders. At the meeting, stockholders voted the following:

         (1)      The election of two Class I Directors, with terms expiring in
                  2005
                                                      For            Withheld
                                                      ---            --------
                  Russell C. Chambers MD           2,502,659          2,455

                  James E. Rouse                   2,502,459          2,655

         (2) The Appointment of BDO Seidman to audit the consolidated financial statements of the Company for the year ended December 31, 2002.

                         For                  Against              Abstain
                         ---                  -------              -------
                      2,321,413               169,307               14,394

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit  3.1 - Arrhythmia Research Technology, Inc.  By-laws
         Exhibit 10.1 - Employment Agreement President James E. Rouse
         Exhibit 99.1 - Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
                        2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                        Arrhythmia Research Technology, Inc.


                                        /s/ James E. Rouse
                                        ---------------------------------------
                                        President, Chief Operating Officer and
                                        Acting Principal Financial Officer

November 12, 2002

CERTIFICATION

I, James E. Rouse, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Arrhythmia Research Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant issuer as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002
                                          /s/ James E. Rouse
                                          -------------------------------------
                                          James E. Rouse
                                          President and Chief Operating Officer

I, James E. Rouse, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Arrhythmia Research Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant issuer as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: November 12, 2002

                                                 /s/ James E. Rouse
                                                 ------------------------------
                                                 James E. Rouse
                                                 Acting Chief Financial Officer