Form 10-K
period 2002-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2003-03-19
CIK 819689

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        December 31, 2002                                      1-9731
     (For the fiscal year ended)                      (Commission file number)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                              72-0925679
   (State or other jurisdiction         (IRS Employer Identification Number)
 of incorporation of organization)


   25 Sawyer Passway, Fitchburg, MA                         01420
(Address of principal executive offices)                  (Zip Code)

                                 (978) 345-5000
              (Registrant's telephone number, including area code)

                                -----------------

          Securities Registered Pursuant to Section 12 (b) of the Act:

   Common Stock, $.01 par value              American Stock Exchange
      (Title of Each Class)         (Name of Each Exchange on Which Registered)

          Securities Registered Pursuant to Section 12 (g) of the Act:

                                      None
                                -----------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes      No  X
                                            ---     ---

         On February 21, 2003 there were 2,717,076 shares of the registrant's common stock outstanding, par value $.01, which is the only class of common or voting stock of the registrant. As of June 30, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates was $6,737,525 based upon the closing price of the shares of common stock on the American Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                      Arrhythmia Research Technology, Inc.
                                Table of Contents

Part I       Item 1     Business                                                                           3
             Item 2     Properties                                                                         7
             Item 3     Legal Proceedings                                                                  7
             Item 4     Submission of Matters to a Vote of Security Holders                                7
Part II      Item 5     Market for Registrant's Common Equity and Related Stockholder Matters              7
             Item 6     Selected Financial Data                                                            9
             Item 7     Management's Discussion and Analysis of Financial Condition and Results           10
                        of Operations

             Item 7A    Quantification and Qualitative Disclosures about Market Risk                      17
             Item 8     Financial Statements and Supplementary Data                                       17
             Item 9     Change in and Disagreements with Accountants on Accounting and Financial          17
                        Disclosure

Part III     Item 10    Directors and Executive Officers of the Registrant                                17
             Item 11    Executive Compensation                                                            17
             Item 12    Security Ownership of Certain Beneficial Owners and Management                    17
             Item 13    Certain Relationships and Related Transactions                                    17
             Item 14    Controls and Procedures                                                           17
Part IV      Item 15    Exhibits, Financial Statements Schedules, and Reports on Form 8-K                 18
                        Signatures                                                                        19
Schedule II             Valuation and Qualifying Accounts                                               F-26

                                     PART I

Item 1.  BUSINESS

                                    OVERVIEW

         Arrhythmia Research Technology, Inc. ("ART" or the "Company") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the sales and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART's products consist of signal-averaging electrocardiographic (SAECG) software. ART recently completed an update to a Windows based version of its proprietary Predictor(R) series. Rather than restore a direct sales force, the Company's intent is to market ART's product through licensing with original equipment manufacturers. No significant sales of these units were recorded in 2002 and 2001 nor are currently forecasted for the year 2003. Work continues to establish contracts with original equipment manufacturers for this product.

         Sudden cardiac death afflicts over 400,000 individuals in the United States each year. These occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat), which severely affect the capability of the heart's pumping chambers or ventricles. The electric signals that emanate from the heart are used to detect the presence of late potentials, which indicate the risk of life threatening ventricular arrhythmias. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise in these crucial tests.

         ART's wholly owned subsidiary, Micron Products, Inc. ("Micron"), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors ("sensors") used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an assembly machine, which it now manufactures and sells or leases to its sensor and snap customers. Micron was incorporated in the State of Massachusetts in 1972 and is located in Fitchburg, Massachusetts. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. The disposable electrodes used to capture the electric impulses of the heart and enable the analysis of late potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.

         Micron is the largest of a few companies providing silver / silver-chloride sensors to the medical device industry. Micron's customers manufacture monitoring and transmitting electrodes which are utilized in a variety of bio-feedback and bio-stimulation applications including, among many others, electrocardiograms (ECG's), electroencephalograms (EEG's), electro-muscular stimulation (EMS), and thermo-electrical neural stimulation
(TENS).

                                    PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):


                                                   Period Ending December 31,
                                       2002        %          2001        %           2000        %
                                  --------------------   --------------------    -------------------

Sensors .................          $   6,599,677   92    $   6,388,003    88     $  6,827,178    72
Snaps & Snap Machines ...                588,648    8          689,948    10        1,515,074    16
CardioLab & CardioMapp ..                      -    -                -     -        1,000,000    11
SAECG products ..........                  3,740    -          141,737     2          114,823     1
Other ...................                      -    -                -     -           64,788     -
                                  --------------------   --------------------    -------------------
    Total ...............          $   7,192,065  100    $   7,219,688   100     $  9,521,863   100
                                  ====================   ====================    ===================

Sensors and Snaps

    Silver Plated Sensors

         Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation. The disposable electrode has proven to be more accurate and reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are faster, easier, and less expensive to use as compared to reusable electrodes, which require sterilization after each use. The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver/silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron's sensor are used in connection with stress tests and a "Holter" monitor.

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

Signal-Averaging Electrocardiographic (SAECG) Products

    Predictor(R) 7

         Predictor(R) 7 consists of a Windows(R) compatible analytical software which produces a hard copy of the signal averaged test. Early Potential Analysis software has also been incorporated specifically for P wave-triggered SAECG analysis and is used as a research tool in assessing patients at risk for atrial fibrillation and flutter. The IntraSpect(TM) module permits visualization and quantification of electrical fragmentation within the entire QRS complex (entire ventricular depolarization cycle), using individual-lead Acceleration Spectrum Analysis (ASA). Hence, micropotential detection is no longer limited to the `late potential' region. Furthermore, patients with conduction delay problems (i.e. "bundle branch block") can have SAECG analysis performed on them. The Early Potential Analysis software and the IntraSpect(TM) module are not approved by the FDA, and are for research purposes, not clinical diagnosis.

                                     GENERAL

Customers and Sales

         Micron manufactures its sensors against customer purchase orders with electrode manufacturers. There are approximately 30 significant manufacturers of disposable snap type and radio translucent electrodes worldwide. Micron sells its sensors to most of these manufacturers. During the year ended December 31, 2002, three major customers individually accounted for over 10% of Micron's sales and a loss of this base would have a material adverse effect on results. These customers account for 36%, 20% and 19% of sales. Sales backlog is not material to Micron's business due to the method of ordering employed by its customer base in this competitive industry. Customers purchase on a single purchase order basis without long-term commitments.

Windows(R) is a registered trademark of the Microsoft Corporation.

         The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company's products in its geographic markets:

                                                          Revenues for the Years Ended December 31,
                                              2002           %           2001          %           2000          %
                                          -------------    ------    -------------   ------    -------------    -----

United States ........................... $  1,115,941        16     $  1,311,334       18     $  2,422,711       29
Europe ..................................    2,669,631        37        2,819,654       39        2,987,559       35
Canada ..................................    3,133,890        44        2,765,531       38        2,756,886       32
Pacific Rim .............................      230,917         3          274,959        4          248,343        3
Other ...................................       41,686         -           48,210        1          106,364        1
                                          -------------    ------    -------------   ------    -------------    -----
     Subtotal ........................... $  7,192,065       100     $  7,219,688      100     $  8,521,863      100
                                          =============    ======    =============   ======                     =====
GE/Prucka termination payment ...........                                                         1,000,000
                                                                                               -------------
     Total ..............................                                                      $  9,521,863
                                                                                               =============

         While some risks exist in foreign markets, the vast majority of the Company's customers are based in stable markets. To reduce the risk of the foreign shipment and currency, the majority of our products are the responsibility of our customers when shipped, and payment is always required in US Dollars.

Marketing and Competition

           Due to the efforts to concentrate on licensing ART SAECG products, the sales department has been consolidated to the Fitchburg office. From time to time the sales and marketing department employs outside consultants to penetrate new markets. The expenditure for these consultants was $7,500 and $14,670 in 2002 and 2001.

         Micron sells its sensors to manufacturers of disposable snap type and radio translucent ECG electrodes. The Company believes that it has one major domestic competitor and several minor competitors worldwide for sensors, and that its sales of sensors exceed those of its competition. The competition in the sensor and snap market is extremely price sensitive.

Product Suppliers and Manufacturing

         Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. The raw materials used by Micron are (1) plastic resins used to mold the substrates and
(2) silver/silver chloride chemical solutions for plating the molded plastic substrates. Both the resins and the chemical involved in the silver/silver chloride process are in adequate supply. Fluctuations in the price of silver are contractually passed to customers. All of the chemicals and resins used in any significant volume in the Micron sensor operations are commodities that are readily available from numerous regional suppliers.

         Micron's distributes medical snap fasteners manufactured by Newmark, Inc. Micron buys the snaps in bulk, performs additional quality control tests, and stocks inventory for its customers.

Inventory Requirements

         Our larger customers benefit from our ability to maintain inventory of standard sensors and snaps. This stocking inventory allows for predictable and planned production resulting in cost efficiencies that have been passed on to our customers.

Research and Development

         ART's research and development efforts focused primarily on converting DOS software packages in the SAECG product lines into a Windows environment. For the fiscal years ended December 31, 2002, 2001, and 2000, ART had research and development expenses of approximately $24,000, $215,000, and $229,000, respectively, which consisted principally of the salaries of its employees and programming consultants.

         Micron spent $28,000 in 2002 for research and development related to a new type of silver plated sensor in order to expand its volume primarily in the Pacific Rim region. Funding for further development is readily available, but is not expected to exceed the amount spent in 2002.

Patents and Proprietary Technology

         The Simson Patent expired in 2002. This technology covers the signal averaging and filtering technologies utilized in the Predictor(R) 7 product. The Simson technology has been coupled to a patented process (Mortara) that is used by ART products and effectively extends the useful life of Simson technologies. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents or extensions as deemed appropriate.

         As part of the purchase of substantially all the assets of Corazonix in 1993, ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals. ART acquired U.S. Patent No. 5,117,833 entitled "Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials," (the "Bi-Spec Patent") which expires in 2009. ART also acquired three additional patents, which cover the spectral-temporal, mapping post-processing software packages sold by ART. The U.S. Patent Office granted United States Patent No. 5,609,158 entitled "Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals" which covers a frequency domain analysis technique for SAECG data, in March 1997. The Corazonix technologies are also utilized in the current version of Predictor(R) 7.

         The Company believes that ART's products do not and will not infringe on patents or violate proprietary rights of others. In the event that ART's products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART's products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on earnings.

         Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensors. To maintain our trade secrets associated with the manufacture of disposable electrode sensors, key employees have executed nondisclosure and non-competition agreements.

Government Regulation

         ART's software products are subject to and currently comply with clearance and distribution requirements from governmental regulatory authorities, principally the FDA and the EU. These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured. Continued development of the product line is managed in accordance with applicable regulatory requirements.

         Micron's sensor elements are not considered medical devices. As such, they are not required to be listed with regulatory agencies and do not need to have regulatory clearance for distribution. However, because Micron primarily distributes sensors to manufacturers for use in finished medical devices, Micron exercises the same controls over their manufacturing processes and finished products as would be required if the sensors were considered medical devices.

Environmental Regulation

         Micron's operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. A specific insurance policy has been purchased to offset this risk to the Company and the environment. A contingency reserve equal to two deductibles on the policy is on our balance sheet minimizing the potential to adversely impact future operating results.

         Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities. In 2002, the related expenditures for waste treatment were approximately $40,000 and $48,000 in depreciation of the treatment equipment. Operational costs are expected to be similar in 2003, while scheduled depreciation expense decreases to $4,500. As a result, Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

         As of December 31, 2002, the Company had 46 full-time employees including 12 administrative, sales and supervisory personnel, 10 quality control personnel and 24 production personnel. A union does not represent the employees of the Company.

Medical Consultants

         From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2002 and 2001, the Company used consultants on a specific project basis. Amounts paid to consultants during 2002 and 2001 were not material.

Item 2.  PROPERTIES

         The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is a 94,000 square foot, two story building. We believe our current facilities are sufficient to meet our production needs through fiscal year ending December 31, 2003. A 40,000 square foot portion of the second building is not utilized at this time.

Item 3.  LEGAL PROCEEDINGS

         We are not a party to any material threatened or pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's 2002 Annual Meeting of Shareholders were reported in the Company's Form 10-Q for the quarter ending September 30, 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         ART's Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT. Prior to that, ART's stock was listed on NASDAQ.

         The following table sets forth, for the period indicated, the high and low sale prices per share for ART's Common Stock as quoted by the American Stock Exchange.

                                       High       Low
                                      --------  --------
Year Ended December 31, 2002

   1st Quarter                       $ 3.25    $ 2.46
   2nd Quarter                         3.25      2.76
   3rd Quarter                         3.05      2.35
   4th Quarter                         2.96      2.51
Year Ended December 31, 2001

   1st Quarter                       $ 2.25    $ 1.62
   2nd Quarter                         3.29      1.95
   3rd Quarter                         3.10      2.40
   4th Quarter                         3.10      2.26

           As of February 21, 2003 the number of record holders of ART's common stock was estimated to be 1,100.

Dividend Policy

           The Company's cash reserves would be more than adequate to facilitate a payment, but at this time, the Company does not plan to pay any dividends. The Company's revolving credit agreement contains various restrictions and conditions including restrictions regarding the payment of dividends. Future determination as to the payment of cash dividend, if any, will be at the discretion of the Board of Directors and will be dependant upon the Company's financial condition, results of operations, capital requirements, and other such factors as the Board of Directors may deem relevant, including restrictions under the credit facility.

Securities authorized for issuance under equity compensations plans

    2001 Stock Option Plan

         In October 2001, the shareholders of the Company approved the adoption of the 2001 Stock Option Plan (the "Option Plan") and reserved 200,000 shares of the Company's common stock for issuance under the Option Plan. Options for 30,000 shares were granted to an officer in 2001 of which 6,000 of the options were exercisable at December 31, 2002 and options with respect to 170,000 are available for future grants.

    1987 Incentive Stock Option Plan

         In 1987, the shareholders of the Company approved the incentive stock Option Plan (the "ISO Plan"). The ISO Plan provided for issuance of stock options for up to 250,000 shares. Under the ISO Plan, the exercise price of the options is the fair market value of the common stock on the date of grant. The range of exercise prices of options granted under the ISO Plan was $1.06 to $6.00 per share for all options outstanding and granted under the 1987 ISO Plan, with a weighted average exercise price of $1.44 per share. The ISO Plan that was terminated for additional grants in 2001 currently has 26,000 outstanding and exercisable options.


                                              Number of
                                         securities to be          Weighted-
                                            issued upon            average          Number of securities
                                            exercise of         exercise price   remaining available for
                                            outstanding         of outstanding     future issuance under
                                           options,warrants       options,       equity compensation
                                                 and            warrants and       plans(excluding
                 Plan Category                  rights             rights        securities reflected in
                                                                                      column (a))
---------------------------------------------------------------------------------------------------------
Equity compensation plan approved by
security holders                                 56,000             $1.74                170,000

Equity compensation plans not approved by
security holders                                      0             $ .00                      0
---------------------------------------------------------------------------------------------------------
Totals                                           56,000             $1.74                170,000

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


        Statements of Operations Data:                                   Years Ending December 31,
                                                       ----------------------------------------------------------------
                                                            2002         2001         2000          1999         1998
                                                            ----         ----         ----          ----         ----

     Net sales                                            $  7,192     $  7,220      $ 8,522      $  9,995     $ 8,875
     Commissions and related revenues                            -            -        1,000           385         485
                                                          ---------    ---------     --------     ---------    --------

        Total revenue                                        7,192        7,220        9,522        10,380       9,360
     Cost of sales                                           4,934        5,030        6,249         7,008       6,367
                                                          ---------    ---------     --------     ---------    --------

        Gross profit                                         2,258        2,190        3,273         3,372       2,993
     Selling and marketing                                      38           59          193           393         247
     General and administrative                              1,305        1,480        1,908         1,893       1,901
     Research and development                                   52          215          229           298         343
     Amortization of goodwill                                    -          131          130           130         130
     Write-down of assets                                        -            -            -             -         192
                                                          ---------    ---------     --------     ---------    --------

        Income from operations                                 863          305          813           658         180
     Interest and other expenses, net                           (1)         (72)        (148)         (213)       (117)
                                                          ---------    ---------     --------     ---------    --------
     Income before income taxes and cumulative                 862          233          665           445          63
       change in accounting principle
     Income tax expense                                         52           10           45            20         199
                                                          ---------    ---------     --------     ---------    --------

     Income before cumulative change in accounting             810          223          620           425        (136)
       principal

     Cumulative effect of change in accounting
       principal (net of tax)                                  (57)           -            -             -           -
        Net income (loss)                                 $    753     $    223      $   620      $    425     $  (136)
                                                          =========    =========     ========     =========    ========

     Before cumulative effect of change in
       accounting principle:

        Net income (loss) per share - basic               $    .28     $    .07      $   .19      $    .12     $  (.04)
                                                          =========    =========     ========     =========    ========
                                    - diluted             $    .28     $    .07      $   .18      $    .12     $  (.04)
                                                          =========    =========     ========     =========    ========
     After cumulative effect of change in accounting
       principle:

        Net income (loss) per share - basic               $    .26     $    .07      $   .19      $    .12     $  (.04)
                                                          =========    =========     ========     =========    ========
                                    - diluted             $    .26     $    .07      $   .18      $    .12     $  (.04)
                                                          =========    =========     ========     =========    ========
     Weighted average number
        of shares outstanding       - basic                  2,875        3,010        3,333         3,489       3,561
                                    - diluted                2,935        3,156        3,430         3,549       3,561


                                                            2002         2001         2000          1999         1998
                                                            ----         ----         ----          ----         ----
     Total assets                                         $  8,478     $  8,684      $ 9,919      $  9,702     $ 9,990
     Long-term obligations
       (including current portion)                        $      -     $    113      $   602      $    808     $ 1,000
     Working capital                                      $  3,577     $  2,869      $ 3,671      $  2,174     $ 2,282
     Shareholders' equity                                 $  8,098     $  7,913      $ 8,560      $  8,222     $ 7,959


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


                                                                        Years ended December 31,
                                                                    -------------------------------

                                                                       2002      2001     2000
                                                                    -------------------------------

Net sales ..........................................................   100.0%    100.0%   100.0%
    Cost of sales ..................................................    68.6      69.7     73.3
Gross profit .......................................................    31.4      30.3     26.7
    Selling and marketing ..........................................     0.5       0.8      2.3
    General and administrative .....................................    18.1      20.5     22.4
    Research and development .......................................     0.7       3.0      2.7
    Amortization of goodwill .......................................     -         1.8      1.5
    Other (expense), net ...........................................     -        (1.0)    (1.7)
    GE/Prucka lump sum commission termination payment ..............     -         -       11.7
                                                                    -------------------------------
Income before income taxes and cumulative effect of change in
    accounting principle ...........................................    12.0       3.2      7.8
    Income tax provision ...........................................     0.7      (0.1)    (0.5)
                                                                    -------------------------------
Income before cumulative effect of change in accounting principal ..    11.3       3.1      7.3
    Cumulative effect of change in accounting principle, net of tax      0.8       -        -
                                                                    -------------------------------

Net income .........................................................    10.5%      3.1%     7.3%
                                                                    ===============================

  Revenue

         Total revenue declined from $7,219,688 in 2001 to $7,192,065 in 2002 and from $9,521,863 in 2000 to $7,219,688 in 2001. The $27,623 decline in total revenue in 2002 was due to two factors. There was an increase of electrode component sales by $110,374 due in part to the introduction of a radio translucent product, offset by a $137,997 decline in the sale of computerized medical instruments. The increase in electrode component sales was the result of an increase in sales of electronic sensors of $211,674 or 3.3% in 2002 compared to 2001 offset by a decrease in snap sales by $77,761 in 2002 compared to 2001.

         The decline in total revenue by $2,302,175 in 2001 as compared to 2000 resulted from several factors. Revenue in 2000 included a one-time $1,000,000 lump sum payment to buy out a sales commission agreement between ART and Prucka Engineering, Inc. (now GE Marquette Medical Systems, Inc.). Net sales of snaps distributed by Micron were lower by $840,364 in 2001 compared to 2000. A major customer purchasing snaps directly from the original manufacturer beginning in 2000 caused this loss of snap sales. Micron's silver-plated and conductive resin sensors for disposable ECG electrodes were $439,175 or 6.4% lower in 2001 than in 2000.

    Cost of Sales

         Cost of sales as a percent of revenues was 68.6% in 2002 compared to 69.7% in 2001 and 73.3% in 2000 excluding the GE/Prucka termination payment. The reduction in cost of sales in 2002 is primarily attributed to the process improvements that resulted in manufacturing efficiencies. Cost of sales in 2002 also includes an impairment charge of $50,923 related to obsolete electrode assembly machine parts. The reduction from 2000 to 2001 was primarily due to the higher sales mix of snaps in 2000.

    Selling and Marketing

         Selling and marketing expenses decreased $20,999, or 36% in 2002 compared to 2001 and $133,877, or 69% from 2000 to 2001. This was due primarily to the decision to eliminate direct sales and sales support personnel engaged in promoting ART SAECG Products. While the conversion of the Predictor series to a Windows version is complete, the Company plans to market this software under license through original equipment manufacturers and expects to avoid future expenses by ART on sales and marketing services.

    General and Administrative Expenses

         General and administrative expenses were $175,587 lower in 2002 than in 2001. The savings in 2002 resulted from the reduction of administrative payroll from final severance associated with the closing of the Texas office, and reductions at the Fitchburg office. Even with this reduction the Company incurred approximately $111,000 of legal expenses and $25,600 in other professional and corporate expenses in the year ended December 31, 2002 related to an attempt to acquire certain business assets of a competitor of Micron Products Inc. The negotiations to acquire the assets were discontinued in July 2002. Better containment of legal and other administrative expenses contributed to the reductions as compared to prior years.

         General and administrative expenses were $427,967 lower in 2001 than in 2000. The savings in 2001 resulted primarily from the severance of three officers of the Company in 2000 and the assignment of their duties to other management personnel or outside consultants in 2001. Savings in 2001 related to reduced costs associated with the office of the Presidency were approximately $102,000, reduced costs associated with investor relations and investor related legal costs were approximately $53,000. Additionally, legal expenses were $74,000 less in 2001 as a result of the completion of an environmental investigation concerning Micron facilities with no adverse actions.

    Research and Development

         Research and development costs decreased from $229,659 in 2000, $214,872 in 2001, to $52,456 in 2002 due to the termination of ART's full time technician and the significant decrease in the use of outside consultants with respect to software development. Included in the $71,000 of cost for 2001 and $24,220 of cost for 2002 was the outside programming service used to complete the Predictor(R)7 conversion. This cost is not expected to recur in 2003. Micron spent the remaining $28,236 in 2002 on its development of a sensor to be marketed in the Pacific Rim. Funding for future research and development is expected to come from cash provided by ongoing operations.

    Interest Expense

         Interest expense was $15,932 in 2002, $64,412 in 2001 and $91,477 in
2000. Interest expense of $5,729 in 2002, $48,055 in 2001, and $63,250 in 2000
is related to the 11% bonds, a majority of which were redeemed in 2001. The remaining bonds with a face value of $125,000 matured in May 2002. Interest expense also includes a $10,000 annual charge for unutilized borrowing base on our $1,000,000 revolving loan.

    Other Income (Expense)

         Included in other income (expense) is amortization expense of $11,972 in 2002, $138,538 in 2001, and $63,490 in 2000 for the discount recorded on the 11% Bonds. The decrease of amortization expense of $126,566 in 2002 was caused by the early redemption of $425,000 of bonds 2001. This expense was offset by interest income on the cash and cash equivalents balance.

    Income Taxes

         Income taxes as a percent of income before income taxes was 6% in 2002, 4.3% in 2001, and 6.8% in 2000. In these years the Company had no current Federal income tax expense due to Net Operating Loss Carryforwards and available deferred tax assets. The tax expense for 2002, 2001, and 2000 is for state taxes, principally in Massachusetts where Micron is located.

    Earnings Per Share

         The Company has an ongoing stock repurchase program, which resulted in the repurchase of 270,413 shares of the Company's common stock in 2002. The reduction in the number outstanding shares has had the effect of increasing the Company's earnings per share as reported. This decrease in the weighted average number of shares outstanding has had the effect of increasing the basic earnings per share as reported in 2002 by $.01.

    Liquidity and Capital Resources

         Working capital was $3,577,424 as of December 31, 2002, $2,869,344 at December 31, 2001 and $3,671,443 at December 31, 2000. The $708,080 increase in working capital in 2002 was mostly attributable to the operating cash flows of $824,327 and the maturing of the remaining bond debt in May of 2002. The $802,099 decrease in working capital in 2001 was mainly attributed to $622,030 of payments to the early retirement of the principal and repurchase the associated warrants of the 11% bonds in 2001, and the $1,000,000 GE/Prucka commission agreement termination payment inflating the position in 2000. Cash and cash equivalents were $1,773,412, $1,860,822, and $1,999,292 at December 31, 2002, 2001, and 2000 respectively. Substantially all these funds are invested in fixed rate bank instruments that are highly liquid.

         In addition, the announced program of acquiring the Company's common stock resulted in a non-operating use of funds aggregating $730,837 (270,413 shares) in 2002, $702,615 (305,859 shares) in 2001, and $502,772 (265,040)
shares in 2000. The Company expanded its Stock Buy Back Program on December 24, 2002 authorizing an additional $600,000 worth of stock to be purchased from time to time as determined by management based upon market conditions.

         Inventories increased by $226,978 in 2002 as compared to $36,926 in 2001. The increased use of capital to fund inventory is the result of carrying a larger quantity of radio translucent base resin, and manufactured product. The resin inventory was necessary to adequately insure materials would be readily available for production demands at a reasonable cost. The increased final product inventory is resulting from lower than expected shipments of radio translucent in 2002, and the remaining inventory increase from the terminated attempt to purchase a competitor.

         Essentially all of the capital equipment expenditures of $420,013 ($219,325 net of disposals) in 2002, $675,111 in 2001 and $246,658 in 2000 were related to the electrode sensor operation at Micron. In 2002, a $200,000 decrease in capital equipment relates to the sale of $130,000 of attaching machines, $51,000 long lived asset impairment and other miscellaneous disposals of equipment. As in prior years, the expected capital expenditures of $400,000 for machinery and equipment in 2003 in the electrode sensor operation will be derived from net operating cash flows.

         The Company has a $1 million line of credit with a bank that has been renewed through May 2003. There were no borrowings under the line of credit in 2002, 2001 or 2000. The Company anticipates evaluating the line of credit before its renewal again in 2003.

    Inflation

         The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations.

    Factors that may affect future operating results

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that the Company does not presently know or currently deems immaterial may also impair the Company's business, results of operations and financial conditions.

    The Company could become involved in litigation over intellectual property rights

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights.

In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications, which may result in claims of infringement against us or other patent litigation. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions

    If trade secrets are not kept confidential, the secrets may be used by others to compete against us

         Micron relies on unpatented trade secrets to protect its proprietary process. There are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to our proprietary process. Ultimately the meaningful protection of such unpatented proprietary technology cannot be guaranteed. The Company relies on confidentiality agreements with its employees. Remedies for any breach by a party of these confidentiality agreements may not be adequate to prevent such actions. Failure to maintain trade secret protection, for any reason, could have a material adverse effect on us.

    Dependence on a limited number of customers

         In the fiscal years 2002 and 2001, 75% and 78%, respectively of the Company's revenues was derived from three customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

    The vast majority of revenues are derived from the sale of a single product

         In fiscal years 2002 and 2001, the Company derived 92% and 88%, respectively, of its income from medical electrode sensors for use in disposable electrodes. While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors. Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results.

    A product liability suit could adversely effect on operating results.

         The testing, manufacture, marketing and sale of medical devices of our customers entail the inherent risk of liability claims or product recalls. If our customers are involved in a lawsuit it is foreseeable that the company would also be named. Although, the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could have a material adverse effect on our business, financial condition, and ability to market product in the future.

    The Company is subject to stringent environmental regulations.

         The Company is subject to a variety of Federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from the Company's manufacturing processes. Failure to comply with environmental law could subject the Company to substantial liability or force use to significantly change our manufacturing operations. In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if it did not cause the contamination.

    Critical Accounting Policies

    The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

         A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company's financial condition or results of operations.

         Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company's operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled "Factors that could affect future results." Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company's financial condition and results of operations.

Management believes that the following are critical accounting policies:

    Revenue Recognition and Accounts Receivable

         Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

         Based on management's on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for bad debts. Bad debts have not had a significant impact on our financial position, results of operations and cash flows.

    Inventory and Inventory Reserves

         The Company values its inventory at the lower of cost or market. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. If actual market conditions are less favorable than those projected by management, additional inventory may be required.

         The Company maintains a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least annually and provisions for excess and obsolete inventory is recorded. The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

    Deferred Tax Assets

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

    Asset Impairment - Goodwill

         The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. The management reassesses the useful lives of goodwill and other intangible assets in accordance with the guidelines set forth in FASB Statement No. 142, "Goodwill and Other Intangible Assets". The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired from Newmark or others in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. When impairment exists it could have a material adverse effect on the Company's business, financial condition and results of operations.

    Asset Impairment - Long Lived Assets

         The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Included in cost of sales for 2002 is an impairment charge of $50,923 related to machine parts, which were used in the electrode assembly machine leasing business. The parts were determined to have no future utilization and therefore were fully impaired.

    Recently Issued  Accounting Standards

    Stock-Based Compensation

         In December 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

    Exit or Disposal Activities

         In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial statements.

    New Accounting Standards Implemented

    Long-Lived Assets

       In 2002, the Company adopted Statement of Financial Accounting Standards No 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

       Included in cost of sales for 2002 is an impairment charge of $50,923 related to machine parts which were used in the electrode assembly machine leasing business. The parts were determined to have no future utilization.

    Goodwill

         Effective January 1, 2002 the Company adopted FASB Statement No.141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

         As of January 1, 2002, the Company's goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle for the twelve months ended December 31, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. No adjustment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition was deemed necessary as of December 31, 2002.

         The continued effect on reported net income due to the cumulative effect of change in accounting principle, and the discontinuance of goodwill amortization is as follows:

                                                            2002          2001           2000
-------------------------------------------------------------------------------------------------

Reported net income                                     $    752,736  $     222,629  $    620,127
Cumulative effect of change in accounting principle           57,000              -             -
Goodwill amortization                                              -        130,833       129,889
-------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect of
   change in accounting principle and
   discontinuance of goodwill amortization              $    809,736  $     335,867       750,016
=================================================================================================

Basic net income per share as reported                  $        .26  $         .07  $        .19
Cumulative effect of change in accounting principle              .02              -             -
Goodwill amortization                                                           .05           .04
-------------------------------------------------------------------------------------------------
Basic net income per share before cumulative effect     $        .28  $         .12  $        .23
   of change in accounting principle and
   discontinuance of goodwill amortization
=================================================================================================

Diluted net income per share as reported                $        .26  $         .07  $        .18
Cumulative effect of change in accounting principle              .02              -             -
Goodwill amortization                                              -            .04           .04
-------------------------------------------------------------------------------------------------
Diluted net income per share before cumulative          $        .28  $         .11  $        .22
   effect of change in accounting principle and
   discontinuance of goodwill amortization
=================================================================================================

Item 7A. Quantification and Qualitative Disclosures About Market Risk

         The Company is not directly exposed to foreign currency exchange risk as all business is conducted based in U.S. Dollars. However, our foreign customers revenue, expense and capital spending are transacted in their local currencies. As a result weak, economic conditions in foreign markets could affect our results. We do not use derivative instruments to hedge foreign risk and we believe our allowances are adequate for these risks.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item may be found on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled "Election of Directors" and "Executive Officers" in our proxy statement for our 2003 Annual Meeting of Shareholders to be held on May 2, 2003. Information relating to compliance with beneficial ownership reporting requirements is contained in our proxy statement for our 2003 Annual Meeting of Shareholders under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance." and is incorporated herein by reference.

Item 11. Executive Compensation.

         The information required under this item is incorporated by reference to the section entitled "Compensation of Executive Officers" in our proxy statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required under this item is incorporated by reference to the section entitled "Stock Ownership Information" in our proxy statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         The information required under this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our proxy statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures

         Within ninety days prior to the filing date of this report, the Disclosure Committee including James E. Rouse as President and Chief Executive Officer and David A Garrison as Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of the date of the conclusion of the evaluation.

         Further, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of the conclusion of their most recent evaluation. It should be noted that the design of any system of controls is based on assumptions about future events, and there can be no assurance that any design will succeed under all future conditions.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)    List of documents filed as a part of this report:

                 1. All Financial Statements - See index to financial
                    statements on page F-1.
                 2. Financial Statement Schedules
                    as attached on page F-26 and F-27.
                    i. Schedule II -All schedules for which provision is made in
                       Regulation S-X of the Securities and Exchange Commission not included here are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
                 3. List of Exhibits

                    The exhibits listed on page 17 and 18 are filed as part of and incorporated by reference into, this Annual Report on Form 10-K

          (b)    Reports filed in the fourth quarter on Form 8-K

                 1. On December 23, 2002 a form 8-K was filed detailing under item 5 a stock buyback program.
                 2. On November 1, 2002 a form 8-K was filed detailing under item 5 the appointment of a Chief Executive Officer and Chief Financial Officer and the results of the shareholder votes during the 2001 annual meeting.

          (c)    Exhibits

          The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in 15(a)(3) set forth above. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address "http://www.sec.gov".

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:    /s/ James E Rouse
  ----------------------
         James E. Rouse,
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Capacity                                Date

 -------------------------------      -----------------------------          ----------------------------


 /s/ James E. Rouse                 President and Chief Executive Officer            March 18, 2003
 -----------------------------------
 James E. Rouse                     (Principal Executive Officer)

 /s/ David A. Garrison              Chief Financial Officer                          March 18, 2003
 -----------------------------------
 David A. Garrison                  (Principle Financial and Accounting Officer)

 /s/ E. P. Marinos                  Chairman of the Board                            March 18, 2003
 -----------------------------------
 E. P. Marinos

 /s/ Russell C. Chambers            Director                                         March 18, 2003
 -----------------------------------
 Russell C. Chambers

 /s/ Julius Tabin                   Director                                         March 18, 2003
 -----------------------------------
 Julius Tabin

 /s/ Paul F. Walter                 Director                                         March 18, 2003
 -----------------------------------
 Paul F. Walter

 /s/ James E. Rouse                 Director                                         March 18, 2003
 -----------------------------------

 James E. Rouse

CERTIFICATION

I, James E. Rouse, certify that:
       1.I have reviewed this annual report on Form 10-K of Arrhythmia Research
         Technology, Inc.;

       2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a.designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b.evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c.presented in this annual report our conclusions about the effect-
              iveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a.All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: March 18, 2003

                                                              /s/ James E. Rouse

                                                              James E. Rouse
                                           President and Chief Executive Officer

CERTIFICATION

I, David A. Garrison, certify that:
        1.I have reviewed this annual report on Form 10-K of Arrhythmia Research
          Technology, Inc.;

        2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effect-iveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: March 18, 2003

                                                         /s/ David A. Garrison

                                                         David A. Garrison
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit
   Number                                          Description of Exhibit                                          Page
-------------  -------------------------------------------------------------------------------------------------  --------

    3.0        Articles of Incorporation ........................................................................   (a)
    3.1        By-laws ..........................................................................................   (k)
    3.2        Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana
               Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation. ...................   (a)
    3.3        Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and
               Arrhythmia Research Technology, Inc., a Delaware corporation. ....................................   (a)
    4.0        Form of Certificate evidencing shares of the Company's Common Stock. .............................   (a)
    4.2        Form of Option to purchase Company Common Stock under the 1987 Incentive Stock Option Plan           (a)
    4.4        Bond Indenture and Bond Form .....................................................................   (d)
    4.5        Form of Option for E.P. (Lou) Marinos under 1995 Key Employees Stock Option Plan                     (d)
   10.2        Lockup Agreement. ................................................................................   (a)
   10.3        Manufacturing Agreement by and between ART and Mortara Instrument, Inc. dated March 8, 1987.         (a)
   10.4        Amendment to Manufacturing agreement dated June 15, 1987. ........................................   (a)
   10.5        Letter agreement by and between ART and Mortara Instrument, Inc. dated October 26, 1989. .........   (c)
   10.6        Letter agreement by and between ART and Mortara Instrument, Inc. dated February 21, 1990. ........   (c)
   10.7        Letter agreement by and between ART and Mortara Instrument, Inc. dated  February 21, 1990. .......   (c)
   10.8        Letter agreement by and between ART and Mortara Instrument, Inc. dated July 31, 1990. ............   (c)
   10.9        License Agreement dated November 15, 1981 by and between University Patents, Inc., and ART. ......   (a)
   10.10       Amendment to License Agreement dated June 1, 1985. ...............................................   (a)
   10.11       License of Cardiac Signal Average and Base Technology by ART to Cardiodigital Industries, Inc.
               to ART. ..........................................................................................   (a)
   10.12       Grant of Option to Acquire Exclusive License for Use of Signal Averaging Technology from
               Cardiodigital Industries, Inc. to ART. ...........................................................   (a)
   10.13       Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a
               Louisiana corporation. ...........................................................................   (a)
   10.16       Amendment No. 2 to License Agreement between ART and University Patents, Inc. dated February
               6, 1991. .........................................................................................   (b)
   10.22       Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman,
               Tucker & Harris, L.L.P. and ART related to Corazonix. ............................................   (f)
   10.23       Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research Technology,
               Inc., ART Merger Subsidiary II, Inc., Micron Products, Inc. and Micron Medical Products, Inc .....   (e)
   10.24       Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron
               Products, Inc. ...................................................................................   (e)
   10.25       Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and
               Corazonix Corporation. ...........................................................................   (g)
   10.26       Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research
               Technology, Inc. and Corazonix Corporation. ......................................................   (i)
   10.34       Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc. ...   (l)
   10.40       Employment agreement between James E. Rouse and the Company dated October 5th, 2001. .............   (m)
   28.0        1987 Incentive Stock Option Plan .................................................................   (a)
   28.09       Merger Agreement, dated December 26, 1993, between Micron Products, Inc. and Micron Medical
               Products, Inc ....................................................................................   (i)
   28.10       Articles of Merger of Parent and Subsidiary ......................................................   (i)
   28.11       Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and
               entered on November 15, 1993. ....................................................................   (h)
   21.0        Subsidiaries .....................................................................................   X-1
   99.6        2001 Stock Option Plan ...........................................................................   (j)

99.7     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002 ................. X-2


(a) Incorporated by reference from the Company's Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b) Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1989 as filed with the Commission in March 1990.

(c) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Commission in August 1990, Registration Statement No. 33-36607.

(d) Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1996 as filed with the Commission in March 1997.

(e) Incorporated by reference from the Company's Form 8-K as filed with the Commission on December 10, 1992.

(f) Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1992 as filed with the Commission in March 1993.

(g) Incorporated by reference from the Company's Form 8-K as filed with the Commission on July 15, 1993. (h) Incorporated by reference from the Company's Form 8-K as filed with the Commission on November 22, 1993.
         (i) Incorporated by reference from the Company's Form 8-K as filed with the Commission on June 30, 1998. (j) Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(k) Incorporated by reference from the Company's Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.

(l) Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1997 as filed with the Commission in March 1998.

(m) Incorporated by reference from the Company's Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.

                      Arrhythmia Research Technology, Inc.

                                 And Subsidiary

                                    Contents

         Independent Auditors' Report                                       F-2


         Consolidated Financial Statements:

               Balance sheets                                               F-3, F-4

               Statements of income                                         F-5

               Statements of changes in shareholders' equity                F-6

               Statements of cash flows                                     F-7

               Notes to consolidated financial statements                   F-8 to F-25


Independent Auditors' Report

To the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company in 2002 adopted the provisions of Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets".

/s/ BDO Seidman, LLP
Gardner, Massachusetts
February 14, 2003

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets

December 31,                                                                        2002                 2001
================================================================================================================

Assets

Current assets:

   Cash and cash equivalents                                                  $1,773,412           $1,860,822
   Trade accounts receivable, net of allowance
     for doubtful accounts of $39,000 and $51,000                                979,774              854,426
   Inventories (Note 3)                                                        1,124,065              897,087
   Deposits, prepaid expenses and other current assets                            79,726               27,887
----------------------------------------------------------------------------------------------------------------

     Total current assets                                                      3,956,977            3,640,222


Property, plant and equipment, net (Note 4)                                    2,831,836            3,272,592


Goodwill (Note 2)                                                              1,244,000            1,326,000


Deferred income taxes, net (Note 6)                                              444,923              444,923
----------------------------------------------------------------------------------------------------------------



     Total assets                                                             $8,477,736           $8,683,737
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary

                           Consolidated Balance Sheets

December 31,                                                                          2002                2001
================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable                                                             $  156,275          $  343,010
   Accrued expenses                                                                223,278             314,840
   Current maturities of bonds payable (Note 5)                                          -             113,028
----------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                     379,553             770,878
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 7 and 8):

Shareholders' equity (Notes 2 and 11):
   Preferred stock, $1 par value; 2,000,000 shares authorized;
     none issued                                                                         -                   -
   Common stock, $.01 par value; 10,000,000 shares authorized;
     3,888,131 and 3,758,181 issued, respectively                                   38,881              37,582
   Additional paid-in-capital                                                    9,161,707           8,999,581
   Common stock held in treasury, 1,139,718 and 869,305 shares at cost          (3,088,116)         (2,357,279)
   Retained earnings                                                             1,985,711           1,232,975
----------------------------------------------------------------------------------------------------------------

     Total shareholders' equity                                                  8,098,183           7,912,859
----------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                 $8,477,736          $8,683,737
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      Arrhythmia Research Technology, Inc.

                                 and Subsidiary

                       Consolidated Statements of Income

Years ended December 31,                                                2002                 2001                 2000
=========================================================================================================================

Net sales                                                        $ 7,192,065          $ 7,219,688          $ 8,521,863
Commission and related revenue (Note 8)                                    -                    -            1,000,000
-------------------------------------------------------------------------------------------------------------------------

     Total revenue (Note 12)                                       7,192,065            7,219,688            9,521,863

Cost of sales                                                      4,934,307            5,029,922            6,248,579
-------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                  2,257,758            2,189,766            3,273,284

Selling and marketing                                                 37,986               58,985              192,862
General and administrative                                         1,304,663            1,480,250            1,908,217
Research and development                                              52,456              214,872              229,659
Amortization of goodwill (Note 2)                                          -              130,833              129,889
-------------------------------------------------------------------------------------------------------------------------

     Income from operations                                          862,653              304,826              812,657

Other income (expense):
   Interest expense                                                  (15,932)             (64,412)             (91,477)
   Other income (expense), net                                        15,015               (7,785)             (56,053)
-------------------------------------------------------------------------------------------------------------------------

     Total other expense, net                                           (917)             (72,197)            (147,530)
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect
  of change in accounting principle                                  861,736              232,629              665,127
-------------------------------------------------------------------------------------------------------------------------

Income tax provision (Note 6):
   Current                                                            52,000               10,000               66,000
   Deferred                                                                -                    -              (21,000)
-------------------------------------------------------------------------------------------------------------------------

                                                                      52,000               10,000               45,000
-------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting
  principle                                                          809,736              222,629              620,127

Cumulative effect of change in accounting principle, net of
  income taxes of $25,000 (Note 2)                                   (57,000)                   -                    -
-------------------------------------------------------------------------------------------------------------------------

Net income                                                       $   752,736          $   222,629          $   620,127
=========================================================================================================================

Earnings per share (Note 2):

   Before cumulative effect of change in accounting principle:

     Basic                                                       $      0.28          $      0.07          $      0.19
     Diluted                                                     $      0.28          $      0.07          $      0.18

   After cumulative effect of change in accounting principle:

     Basic                                                       $      0.26          $      0.07          $      0.19
     Diluted                                                     $      0.26          $      0.07          $      0.18

                    See accompanying notes to consolidated financial statements.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity

                                (Notes 5 and 11)

                                                                  Paid-in        Treasury         Retained
                                        Shares      Amount        Capital          Stock          Earnings         Total
====================================================================================================================================
December 31, 1999                     3,711,883     $37,119     $8,946,293     $(1,151,892)     $  390,219    $8,221,739
  Issuance of common stock               17,798         178         26,322               -               -        26,500
  Treasury stock purchase of
   265,040 shares                             -           -              -        (502,772)              -      (502,772)
   Value of warrants issued with
   bond renewal                               -           -        194,000               -               -       194,000
  Net income                                  -           -              -               -         620,127       620,127
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2000                     3,729,681      37,297      9,166,615      (1,654,664)      1,010,346     8,559,594
  Issuance of common stock               28,500         285         29,996               -               -        30,281
  Treasury stock purchase of
   305,859 shares                             -           -              -        (702,615)              -      (702,615)
  Warrants repurchased                        -           -       (197,030)              -               -      (197,030)
  Net income                                  -           -              -               -         222,629       222,629
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2001                     3,758,181      37,582      8,999,581      (2,357,279)      1,232,975     7,912,859
  Treasury stock purchase of
   270,413 shares                             -           -              -        (730,837)              -      (730,837)
  Exercise of stock options
   and warrants                         129,950       1,299        162,126               -               -       163,425
  Net income                                  -           -              -               -         752,736       752,736
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2002                     3,888,131     $38,881     $9,161,707     $(3,088,116)     $1,985,711    $8,098,183
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary

                     Consolidated Statements of Cash Flows

                                    (Note 9)

Years ended December 31,                                                2002                 2001                 2000
====================================================================================================================================
Cash flows from operating activities:
   Net income                                                    $   752,736          $   222,629           $  620,127
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle              82,000                    -                    -
     Impairment of long-lived assets                                  50,923                    -                    -
     Director fees paid in stock                                           -                    -               26,500
     Depreciation                                                    609,158              713,477              771,531
     Provision for doubtful accounts                                  12,167                1,827               30,376
     Amortization                                                     11,972              317,401              277,087
     Deferred income tax provision                                         -                    -              (21,000)
     Deferred revenue                                                      -               (4,621)              (4,059)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                    (137,515)             747,888               18,581
       Inventories                                                  (226,978)             (36,926)             222,356
       Deposits, prepaid expenses and other assets                   (51,839)              66,359              117,379
       Income taxes recoverable                                            -              100,000              229,408
       Accounts payable and accrued expenses                        (278,297)             (94,868)              89,071
------------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                   824,327            2,033,166            2,377,357
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures, net of disposals                           (219,325)            (675,111)            (246,658)
   Other intangibles                                                       -                    -               (8,850)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                      (219,235)            (675,111)            (255,508)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                          163,425               30,281                    -
   Purchase of warrants                                                    -             (197,030)             (50,000)
   Payments on long-term debt and capital leases                    (125,000)            (627,161)             (25,459)
   Purchase of treasury stock                                       (730,837)            (702,615)            (502,772)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                      (692,412)          (1,496,525)            (578,231)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (87,410)            (138,470)           1,543,618

Cash and cash equivalents, beginning of year                       1,860,822            1,999,292              455,674
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                           $ 1,773,412          $ 1,860,822           $1,999,292
====================================================================================================================================

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

                              Accounts receivable are customer obligations due under normal trade terms. ART's customer base for ECG products is primarily comprised of hospitals and to a much lesser extent of cardiologists and office based practitioners. Micron products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

                              Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write offs might exceed the recorded allowance.

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

                   Notes to Consolidated Financial Statements


2.  Accounting Policies
    (Continued)

    Advertising               Advertising expenses consist primarily of costs
    Expenses                  incurred in promoting the Company's products,
                              printed brochures and other activities. The
                              Company expenses advertising costs as incurred.
                              The Company's advertising expense was
                              approximately $2,000, $4,000 and $16,000 in 2002,
                              2001 and 2000, respectively.

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

    Goodwill Effective January 1, 2002 the Company adopted FASB Statement No.141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                              As of January 1, 2002, the Company's goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle in 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. No adjustment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition was deemed necessary as of December 31, 2002.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

2. Accounting Policies
   (Continued)

   Goodwill        The effect on reported net income due to the cumulative
   (Continued)     effect of change in accounting principle and
                   discontinuance of goodwill amortization is as follows:

                   Years ended December 31,                              2002          2001        2000
                   ====================================================================================

                   Reported net income                               $752,736     $ 222,629   $ 620,127
                   Cumulative effect of change in accounting
                     principle                                         57,000             -           -
                   Goodwill amortization                                    -       130,833     129,889
                   --------------------------------------------------------------------------------------

                   Adjusted net income before cumulative effect
                     of change in accounting principle and
                     discontinuance of goodwill amortization         $809,736     $ 335,867   $ 750,016
                   ====================================================================================

                   Basic earnings per share as reported              $   0.26     $    0.07   $    0.19
                   Cumulative effect of change in accounting
                     principle                                           0.02             -           -
                   Goodwill amortization                                    -          0.05        0.04
                   --------------------------------------------------------------------------------------

                   Basic earnings per share before cumulative
                     effect of change in accounting principle and
                     discontinuance of goodwill amortization         $   0.28     $    0.12   $    0.23
                   ====================================================================================

                   Diluted earnings per share as reported            $   0.26     $    0.07   $    0.18
                   Cumulative effect of change in accounting
                     principle                                           0.02             -           -
                   Goodwill amortization                                    -          0.04        0.04
                   --------------------------------------------------------------------------------------

                   Diluted earnings per share before cumulative
                     effect of change in accounting principle and
                     discontinuance of goodwill amortization         $   0.28     $    0.11   $    0.22
                   =====================================================================================


Arrhythmia Research Technology, Inc.
and Subsidiary
Notes to Consolidated Financial Statements

2.   Accounting Policies
     (Continued)

     Long-Lived Assets        In 2002, the Company adopted Statement of
                              Financial Accounting Standards No 144 ("SFAS 144")
                              "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting
                              Standard No. 121 ("SFAS 121"), "Accounting for the
                              Impairment of Long-Lived Assets To Be Disposed
                              Of", it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting
                              Principles Board Opinion No. 30 ("APB 30"),
                              "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
                              Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

                              Included in cost of sales for 2002 is an impairment charge of $50,923 related to machine parts which were used in the electrode assembly machine leasing business. The parts were determined to have no future utilization.

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

     Earnings Per             The Company follows the provisions of SFAS No. 128
     Share Data               "Earnings Per Share", which requires the Company
                              to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

2.    Accounting Policies
      (Continued)

      Earnings Per             Basic and diluted EPS computation for the years
      Share Data               ended December 31, 2002, 2001 and 2000 are as
      (Continued)              follows:


                                Years ended December 31,                           2002          2001           2000
                                ====================================================================================
                                Net income available to common
                                  shareholders                              $   752,736    $  222,629    $   620,127

                                Weighted average common shares
                                  outstanding                                 2,875,244     3,009,823      3,333,317

                                Basic EPS                                   $       .26    $     0.07    $      0.19

                                Diluted EPS:

                                   Net income available to common
                                     shareholders                           $   752,736    $  222,629    $   620,127

                                   Weighted average common share
                                     outstanding                              2,875,244     3,009,823      3,333,317

                                   Assumed conversion of net common shares
                                     issuable under stock option plans           60,040       146,424         97,084

                                   Weighted average common and common
                                     equivalent shares outstanding            2,935,284     3,156,247      3,430,401

                                Diluted EPS                                 $        .26    $    0.07    $      0.18

                                The following table summarizes securities that were outstanding but not included in the calculation of diluted earnings per share because their effect would have been anti-dilutive:

                                December 31,                                       2002          2001           2000
                                ====================================================================================
                                Stock options                                     2,000         4,000          7,000


                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Accounting Policies
    (Continued)

    Stock-Based               The Company accounts for stock options at
    Compensation              intrinsic value in accordance with Accounting
                              principles Board Opinion No. 25, "Accounting for
                              Stock Issued to Employees," ("APB 25") and related interpretations. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting
                              Standards No. 123, "Accounting for Stock-Based
                              Compensation," the Company's net income would have been adjusted to the pro forma amounts indicated below:

                              Years ended December 31,                           2002          2001           2000
                              =====================================================================================
                              Net income - as reported                      $ 752,736      $222,629      $ 620,127
                              Deduct: Total stock-based compensation
                                expense determined under fair value
                                based method                                   (7,876)            -         (5,440)
                              -------------------------------------------------------------------------------------
                              Net income - pro forma                        $ 744,860      $222,629      $ 614,685
                              =====================================================================================
                              Basic earnings per share:
                                 as reported                                $    0.26      $   0.07      $    0.19
                                 proforma                                   $    0.26      $   0.07      $    0.18

                              Diluted earnings per share:
                                 as reported                                $    0.26      $   0.07      $    0.18
                                 proforma                                   $    0.25      $   0.07      $    0.18


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

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Accounting Policies

    Comprehensive Income      The Company follows the provisions of Statement
    (Continued)               of Financial Accounting Standards No. 130,
                              "Reporting Comprehensive Income", ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2002, 2001 and 2000.

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

    Recently Issued           In June 2002, The Financial Accounting Standards
    Accounting Standard       Board issued Statement of Financial Accounting
                              Standard No. 146 ("SFAS 146"), "Accounting for
                              Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task
                              Force ("EITF") Issue No. 94-3, "Liability
                              Recognition for Certain Employee Termination
                              Benefits and Other Costs to Exit and Activity
                              (including Certain Costs Incurred in a
                              Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial statements.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

2.  Accounting Policies
    (Continued)
    Recently Issued           In December 2002, The Financial Accounting
    Accounting Standard       Standards Board issued Statement of Financial
    (continured)              Accounting Standard No. 148 ("SFAS 148"),
                              "Accounting for Stock-Based Compensation -
                              Transition and Disclosure" which amends Statement of Financial Accounting Standard No. 123,
                              "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends
                              Accounting Principles Board Opinion No. 28,
                              "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company plan to continue accounting for stock based compensation under the intrinsic value method in accordance with APB 25.

3.  Inventories               Inventories consist of the following:

                              December 31,                                                 2002               2001
                              =====================================================================================
                              Raw materials                                         $   215,552          $ 166,835
                              Work-in-process                                           290,368            318,070
                              Finished goods                                            618,145            412,182
                              -------------------------------------------------------------------------------------

                              Total                                                 $ 1,124,065          $ 897,087
                              =====================================================================================

4.  Property, Plant           Property, plant and equipment consist of the
    and Equipment             following:

                                                                           Asset
                              December 31,                                 Lives            2002              2001
                              =====================================================================================
                              Machinery and equipment              5 to 15 years    $  4,739,594      $  5,102,745
                              Equipment held for lease                  10 years         292,621           340,743
                              Building and improvements                 20 years       1,869,894         1,852,875
                              Vehicles                              3 to 5 years          24,445            24,445
                              Furniture and fixtures                3 to 5 years         313,378           310,738
                              -------------------------------------------------------------------------------------

                                                                                       7,239,932         7,631,546

                              Less accumulated depreciation                           (4,408,096)       (4,358,954)
                              -------------------------------------------------------------------------------------

                              Net property, plant and equipment                     $  2,831,836      $  3,272,592
                              =====================================================================================

    Equipment                 The Company leases attaching machines to customers
    Leasing                   under operating leases for periods of up to one
                              year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $143,920 and $129,758 at December
                              31, 2002 and 2001.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

5.  Debt

    Revolving Credit          The Company has available $1,000,000 from a
    Facility                  revolving credit facility with a bank, which is
                              renewable in May 2003. The agreement provides for borrowings up to 85% of eligible accounts receivable plus 40% of raw material and finished goods inventories. There were no outstanding borrowings on the working capital line of credit as of December 31, 2002 and 2001 and no borrowings during 2002 and 2001. Interest expense includes an unutilized borrowing base charge of $10,000 in 2002 and 2001.

                              The agreement contains covenants that, among various matters, restrict further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

    Long-Term Debt            Long-term borrowings consist of:

                              December 31,                     2002        2001
                              ==================================================

                              Bonds payable                  $    -   $ 113,028

                              Less current maturities             -     113,028
                              --------------------------------------------------

                              Long-term bonds payable        $    -   $       -
                              ==================================================

    Bonds Payable             In 2000, the Company renewed $550,000 of a private
                              bond placement for a two-year period maturing May
                              31, 2002. New warrants were issued to the bondholders for 254,980 shares of the Company's stock at $1.50 per share. The warrants expired May
                              31, 2002. The fair-value allocated to the warrants was $194,000 which was reported as additional paid-in capital and a discount on the debt securities being amortized to interest expense over the two year term of the bonds.

                              In 2001, the Company redeemed bonds with a face value of $425,000 and re-purchased the 197,030 associated warrants for $197,030. In May 2002, the matured bonds were paid in full and the remaining 57,950 warrants were exercised.

                              For the years 2002, 2001 and 2000, the Company recorded amortization of bond discount of $11,972, $138,538 and $63,490, respectively and interest expense of $5,729, $48,055 and $63,250 in 2002,
                              2001 and 2000.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

6.  Income Taxes              The income tax provision for each of the three
                              years in the period ended December 31, 2002 consists of the following:

                                                                                 2002          2001           2000
                              ==========================================================================================

                              Current:

                                 Federal                                      $     -       $     -      $       -
                                 State                                         52,000        10,000         66,000
                              ------------------------------------------------------------------------------------------

                                                                               52,000        10,000         66,000

                              Deferred                                              -             -        (21,000)
                              ------------------------------------------------------------------------------------------

                              Total income tax provision                      $52,000       $10,000      $  45,000
                              ==========================================================================================

                              The Company's federal net operating loss ("NOL") carryforwards were approximately $1,300,000 at December 31, 2002 and expire through 2007. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

                              The components of deferred income taxes were as follows as of December 31:

                                                                                               2002           2001
                              ==========================================================================================
                              Deferred income taxes:

                                 Inventories                                              $  46,000     $   51,306
                                 Property, plant and equipment                               43,000         68,585
                                 Patents                                                    199,000        237,244
                                 Other                                                       83,923        111,234
                                 Net operating loss carryforwards                           442,000        595,000
                                 Valuation allowance                                       (369,000)      (618,446)
                              ------------------------------------------------------------------------------------------

                                   Deferred income taxes                                  $ 444,923     $  444,923
                              ==========================================================================================

                              Deferred tax assets are recognized by reducing the valuation allowance as the Company generates income, or when, in the opinion of management, significant positive evidence exists that the Company will be more likely than not to realize the tax benefits related to temporary differences which give rise to deferred tax assets.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

6.  Income Taxes              The Company files a consolidated federal income
    (Continued)               tax return. For financial statement purposes, the
                              actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

                                                                                 2002          2001           2000
                              =====================================================================================
                              Tax provision computed at statutory rate     $  292,990     $  79,094     $  226,143
                              Increases (reductions) due to:
                                 Tax effect of change in accounting
                                   principle                                  (25,000)            -              -
                                 Amortization of goodwill                           -        39,054         39,054
                                 State income taxes net of federal benefit     34,320         6,600         43,560
                                 Changes in valuation allowance estimates    (249,446)     (130,790)      (306,880)
                                 Other                                           (864)       16,042         43,123
                              -------------------------------------------------------------------------------------

                              Income tax expense                           $   52,000     $  10,000     $   45,000
                              =====================================================================================

7.  Employee Benefit          The Company sponsors an Employee Savings and
    Plans                     Investment Plan under Section 401(k) of the
                              Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 90% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 2002, 2001 and 2000.

8.  Commitments and
    Contingencies

    Royalties                 ART licenses its signal-averaging technology from
                              an unrelated entity for a royalty fee of 4.5% of gross sales, less certain allowances for selling commissions and discounts. Costs of obtaining patents are offset against royalties due. To retain an exclusive license for the technology, ART is obligated to pay a minimum royalty of $30,000 annually. The royalties paid were $3,917, $30,000 and $30,000 for each of 2002, 2001 and
                              2000, respectively. The license expired in February 2002.

    Electrophysiology         ART and Prucka Engineering, Inc. ("Prucka"), the
    Products Contract         manufacturer of the CardioLab and CardioMapp
                              products (the "Products") had an agreement related to ART's distribution of the Products. The agreement provided for ART to receive a 3% commission on CardioLab sales through December 31, 2002. In 2000, Prucka (now owned by GE/Marquette) negotiated to buy out the remainder of the commission agreement for $1,000,000 with no further obligations to either party.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

8.  Commitments and
    Contingencies
    (Continued)

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

    Employment                The Company has an employment agreement with a
    Agreement                 certain executive extending through September
                              2006. The agreement provide for a base
                              compensation and certain other benefits. The agreement also contains other terms and conditions of employment, including termination payments under certain circumstances.


    Operating Leases          The Company leases vehicles and equipment under
                              non-cancelable lease arrangements. Lease expense under all operating leases was approximately
                              $40,000, $77,000 and $117,000 in 2002, 2001 and
                              2000, respectively.

                              Future minimum operating lease payments as of December 31, 2002 are approximately as follows:

                              Year                                        Amount
                              ==================================================

                              2003                                       $32,000
                              2004                                        26,000
                              2005                                        15,000
                              --------------------------------------------------

                              Total                                      $73,000
                              ==================================================

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

9.  Supplemental              Cash paid for income taxes and interest for the
    Cash Flow                 years ended December 31 are as follows:
    Information

                                                                             2002          2001           2000
                              =================================================================================

                              Income taxes                                $15,000       $13,185      $  59,091
                              Interest                                    $10,203       $78,428      $  68,889

                              Non-cash activities:
                                Bond discount resulting from bond and
                                 stock warrant renewal                    $     -       $     -      $ 194,000
                                Directors fees paid in stock              $     -       $     -      $  26,500


10. Related Party             The Company obtains legal services with respect to
    Transactions              its patents from a law firm, a partner of which is
                              a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $18,600, $25,000 and $37,700 for years 2002, 2001 and 2000, respectively. The amounts owed to this firm at December 31, 2002 and 2001 were approximately $0 and $6,000, respectively.

                              Cardio Digital Inc. ("CDI") has four shareholders who are also shareholders of the Company. Royalties paid CDI were $0, $450 and $6,100 for years 2002, 2001 and 2000, respectively.

                              During the years 2002, 2001 and 2000 healthcare coverage premiums of approximately $7,400, $7,800 and $11,670, respectively, were paid on behalf of a Director of the Company in exchange for consulting services.

                              The Company obtains consulting services from a shareholder and Director of the Company related to acquisitions and other negotiations. Fees paid to this Director during the years 2002, 2001 and 2000 were $5,250, $8,048 and $0, respectively.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

11. Stock Options

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

                              In 2001, options for 60,000 shares were granted to two officers at an exercise price of $2.00.
                              After the resignation of one of those officers, 6,000 of the options were exercisable at December 31, 2002 and 170,000 are available for future grants. The weighted average fair market value on the date of grant of the options granted was $1.31.

                              The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses assumptions for dividend yield, expected volatility, and the risk-free interest rate.

                              The assumptions used for the 60,000 options issued in 2001 were a dividend yield of 0%, expected volatility of .8, and a risk free rate of 3.0%.


    Incentive Stock           The Company had reserved 250,000 shares of its
    Option Plan               common stock for issuance to officers and Option
                              Plan key employees pursuant to an Incentive
                              Stock Option Plan (the "ISO Plan"). Under the ISO
                              Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. The range of exercise prices was $1.06 to $6.00 per share for all options outstanding and granted under the ISO Plan with a weighted average exercise price of $1.44 per share and weighted average remaining life of 2.4 years. The
                              ISO Plan was terminated for additional grants in 2001.

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

11. Stock Options
    (Continued)

    Incentive Stock           Transactions under the ISO Plan are summarized as
    Option Plan               follows:



                                                                                  2002          2001           2000
                              ==========================================================================================
                              Options outstanding at beginning of year         28,000        51,000        107,500
                               Exercised                                            -        (8,000)             -
                               Cancelled/expired                               (2,000)      (15,000)       (56,500)
                              ------------------------------------------------------------------------------------------

                              Options outstanding at end of year               26,000        28,000         51,000
                              ==========================================================================================

                              Options exercised to date                        12,500        12,500          4,500
                              ------------------------------------------------------------------------------------------

                              Available for grant at end of year                    -             -        194,500
                              ==========================================================================================

                              Exercisable at end of year                       26,000        28,000         51,000
                              ==========================================================================================

    Non-Plan Options          During 1994, non-plan options for 144,000 shares,
                              expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. During September
                              1998, the Board of Directors repriced options outstanding to Directors and Officers. All options were repriced to reflect the fair market value on the effective date of $1.06 per share. During
                              2002, the remaining 72,000 options were exercised.

                              Transactions relative to non-plan options are summarized as follows:


                                                                                  2002          2001           2000
                              ==========================================================================================
                              Options outstanding at beginning of year         72,000        90,000         99,000
                               Exercised                                      (72,000)      (18,000)             -
                               Cancelled/expired                                    -             -         (9,000)
                              ------------------------------------------------------------------------------------------

                              Options outstanding at end of year                    -        72,000         90,000
                              ==========================================================================================

                              Exercisable at end of year                            -        72,000         90,000
                              ==========================================================================================

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

 12. Industry and  The Company's operations are classified into two business
     Geographic    segments: medical electrode components and computerized
     Segments      medical instruments.

                   The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2002, 2001 and 2000:




                                                      Medical           Computerized
                                                     Electrode            Medical
                                                    Components          Instruments       Corporate         Consolidated
     =======================================================================================================================

     Year ended December 31, 2002

     Sales                                            $7,188,325           $   3,740      $        -         $7,192,065
     -----------------------------------------------------------------------------------------------------------------------

     Operating income (loss)                          $  927,099           $  (64,446)    $        -         $  862,653
     -----------------------------------------------------------------------------------------------------------------------

     Capital Expenditures                             $  219,325           $       -      $        -         $  219,325
     Depreciation and Amortization                    $  609,158           $       -      $   11,972         $  621,130
      Identifiable assets at
     December 31, 2002                                $5,411,611           $  15,106      $3,051,019         $8,477,736
     =======================================================================================================================



                                                      Medical           Computerized
                                                     Electrode            Medical
                                                    Components          Instruments       Corporate         Consolidated
     =======================================================================================================================

     Year ended December 31, 2001

     Sales                                            $7,077,951           $ 141,737      $        -         $7,219,688
     -----------------------------------------------------------------------------------------------------------------------

     Operating income (loss)                          $  838,239           $(402,580)     $ (130,833)        $  304,826
     -----------------------------------------------------------------------------------------------------------------------

     Capital Expenditures                             $  675,111           $       -      $        -         $  675,111
     Depreciation and Amortization                    $  725,678           $   3,463      $  301,737         $1,030,878
     Identifiable assets at
      December 31, 2001                               $5,395,525           $  17,248      $3,270,964         $8,683,737
     =======================================================================================================================

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

12. Industry and
    Geographic
    Segments
    (Continued)



                                                 Medical           Computerized
                                                Electrode            Medical
                                                Components         Instruments       Corporate        Consolidated
    ------------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------------
    Year ended December 31, 2000

    Sales                                     $8,407,040         $ 1,114,823 (A)  $        -          $9,521,863
    ------------------------------------------------------------------------------------------------------------------------

    Operating income (loss)                   $  589,402         $   353,144      $ (129,889)         $  812,657
    ------------------------------------------------------------------------------------------------------------------------

    Capital Expenditures                      $  246,658         $         -      $        -          $  246,658
    Depreciation and Amortization             $  777,576         $    12,778      $  258,264          $1,048,618
    Identifiable assets at
    December 31, 2000                         $6,079,844         $   227,819      $3,610,921          $9,918,584
    ------------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------------

   (A) Includes a $1,000,000 buyout and termination of GE/Prucka commission agreement.

                                  The following table sets forth the geographic distribution of the Company's net sales:

                                                                              2002              2001              2000
                                  ------------------------------------------------------------------------------------------
                                  ------------------------------------------------------------------------------------------
                                  Canada                               $ 3,133,890       $ 2,765,531      $ 2,756,886
                                  Europe                                 1,239,172         1,421,798        1,427,494
                                  United Kingdom                         1,430,459         1,397,856        1,560,065
                                  United States                          1,115,941         1,311,334        3,422,711(A)
                                  Other                                    272,603           323,169          354,707
                                  ------------------------------------------------------------------------------------------

                                  Net Sales                            $ 7,192,065       $ 7,219,688      $ 9,521,863
                                  ------------------------------------------------------------------------------------------
                                  ------------------------------------------------------------------------------------------

                                  (A) Includes a $1,000,000 buyout and termination of GE/Prucka commission agreement.


                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements

 12.         Industry and     The following table sets forth the percentage of
             Geographic       net sales to significant customers of  the medical
             Segments         electrode components segment in relation to total
            (Continued)       segment sales:

                              Customers                                 2002               2001              2000
                              ==========================================================================================
                                A                                        36%               38%               36%
                                B                                        19%               18%               25%
                                C                                        20%               22%               14%
                              The single significant customer for the
                              computerized medical instruments segment was
                              revenue from the GE/Prucka commission agreement,
                              which was terminated in 2000. For the year ended
                              December 31, 2000, this was 90% of computerized
                              medical instrument net sales,respectively.




 13         Quarterly                                          First         Second          Third         Fourth
            Financial Data                                    Quarter        Quarter        Quarter        Quarter
                              =============================================================================================


                              2002

                              Net sales                  $ 1,915,097    $ 1,832,237    $1,630,427     $ 1,814,304
                              Gross profit                   632,381        577,180       548,463         499,734
                              Net income                     145,021        101,440       178,744         327,531
                              Earnings per share                0.05           0.03          0.06            0.12

                              2001

                              Net sales                  $ 1,753,974    $ 1,874,662    $1,637,050     $ 1,954,002
                              Gross profit                   504,507        634,667       456,152         594,440
                              Net income                      34,052        102,652        80,766           5,159
                              Earnings per share                0.01           0.03          0.03            0.00

                              During the fourth quarter of 2002, the Company determined that $50,923 of electrode assembly machine parts had no future value and were charged to expense. Also in the fourth quarter of 2002, the Company adjusted income tax expense by approximately $80,000 to better reflect the expected utilization of deferred tax assets.

                                      F-25

                      Arrhythmia Research Technology, Inc.
                                 and Subsidiary
                                   Schedule II

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To the Shareholders
Arrhythmia Research Technology, Inc.

     The audits referred to in our report dated February 14, 2003 relating to the consolidated financial statements of Arrhythmia Research Technology, Inc. and Subsidiary, which is contained in Item 8 of this form 10-K included the audits of the financial statement schedule for the years ended December 31, 2002, 2001 and 2000 listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2002, 2001 and 2000.

                                                          /s/ BDO Seidman, LLP
                                                          Gardner, Massachusetts
                                                          February 14, 2003

                      Arrhythmia Research Technology, Inc.
                                 And Subsidiary
                                   Schedule II
                        Valuation and Qualifying Accounts

                                          Balance at        Charged to                        Balance
                                           Beginning         Costs and                        at End
                                            of Year          Expenses        Deductions       of Year
======================================================================================================

Allowance for doubtful accounts:

   2002                                    $   51,000         $       -        $ 12,000     $  39,000
======================================================================================================

   2001                                    $   52,827         $  35,978        $ 37,805     $  51,000
======================================================================================================

   2000                                    $   83,203         $  56,918        $ 87,294     $  52,827
======================================================================================================

Allowance for slow-moving inventories:

======================================================================================================
   2002                                    $  111,654         $       -        $  6,315     $ 105,339
======================================================================================================

   2001                                    $  150,487         $       -        $ 38,833     $ 111,654
======================================================================================================

   2000                                    $  458,500         $  24,433        $332,446     $ 150,487
======================================================================================================