Form 10QSB
period 2003-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2003-05-15
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

1-9731

(Commission File No.)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	72-0925679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

25 Sawyer Passway

Fitchburg, Massachusetts 01420

(Address of principal executive office and zip code)

(978) 345-5000

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of April 25, 2003 there were 2,600,213 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes ☐    No ☒

This report consists of 17 pages.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

FORM 10-QSB

March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$1,648,610	$1,773,412
Trade and other accounts receivable, net of allowance for doubtful accounts of $39,000	1,060,229	979,774
Inventories, net	1,139,193	1,124,065
Deposits, prepaid expenses and other current assets	186,130	79,726

Total current assets	$$4,034,162	$3,956,977

Property and equipment, net of accumulated depreciation of $4,538,541 and $4,408,096	2,718,798	2,831,836
Goodwill	1,244,000	1,244,000
Deferred income taxes, net	444,923	444,923

Total assets	$8,441,883	$8,477,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,581	$156,275
Accrued expenses	381,404	223,278

Total current liabilities	502,985	379,553

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,888,131 issued	38,881	38,881
Additional paid-in-capital	9,161,707	9,161,707
Common stock held in treasury, 1,287,918 and 1,139,718 shares at cost	(3,526,756)	(3,088,116)
Retained earnings	2,265,066	1,985,711

Total shareholders’ equity	7,938,898	8,098,183

Total liabilities and shareholders’ equity	$8,441,883	$8,477,736

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Con solidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$1,875,568	$1,915,097
Cost of sales	1,173,528	1,282,716

Gross profit	702,040	632,381

Selling and marketing	47,313	51,360
General and administrative	271,166	278,522
Research and development	1,497	23,335

Income from operations	382,064	279,164

Other income (expense)
Interest expense	(2,528)	(6,057)
Other income (expense), net	5,819	(2,086)

Income before income taxes and cumulative effect of change in accounting principle	385,355	271,021
Income tax provision	106,000	69,000

Income before cumulative effect of change in accounting principle	279,355	202,021
Cumulative effect of change in accounting principle, net of tax	—	57,000

Net income	$279,355	$145,021

Net income per share – basic	$0.10	$0.05

Weighted average common shares outstanding – basic	2,687,841	2,920,540

Net income per share – dilutive	$0.10	$0.05

Weighted average common shares outstanding – dilutive	2,718,064	3,156,247

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
December 31, 2001	3,758,181	$37,582	$8,999,581	$(2,357,279)	$1,232,975	$7,912,859

Exercise of stock options and warrants	129,950	1,299	162,126	—	—	163,425
Treasury stock purchase of 270,413 shares	—	—	—	(730,837)	—	(730,837)
Net income	—	—	—	—	752,736	752,736

December 31, 2002	3,888,131	$38,881	$9,161,707	$(3,088,116)	$1,985,711	$8,098,183

Treasury stock purchase of 148,200 shares	—	—	—	(438,640)	—	(438,640)
Net income	—	—	—	—	279,355	279,355

March 31, 2003	3,888,131	$38,881	$9,161,707	$(3,526,756)	$2,265,066	$7,938,898

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Conso lidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$279,355	$145,021
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	82,000
Depreciation	130,446	148,276
Amortization	—	7,016
Changes in assets and liabilities:
Trade and other accounts receivable	(80,455)	(99,819)
Inventories	(15,128)	(95,267)
Deposits, prepaid expenses and other assets	(106,404)	5,250
Accounts payable and accrued expenses	123,432	(134,835)

Net cash provided by operating activities	331,246	57,642

Cash flows from investing activities:
Capital expenditures, net of disposals	(17,408)	(215,156)

Net cash used in investing activities	(17,408)	(215,156)

Cash flows from financing activities:
Issuance of common stock	—	76,500
Purchase of treasury stock	(438,640)	(137,000)

Net cash used in financing activities	(438,640)	(60,500)

Net decrease in cash and cash equivalents	(124,802)	(218,014)
Cash and cash equivalents at beginning of period	1,773,412	1,860,822

Cash and cash equivalents at end of period	$1,648,610	$1,642,808

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Form 10-K covering the year ended December 31, 2002.

The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. (“ART”), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

Inventories:

Inventories consist of the following as of:

	March 31, 2003	December 31, 2002
Raw materials	$207,912	$215,552
Work-in-process	335,457	290,368
Finished goods	595,824	618,145

Total	$1,139,193	$1,124,065

Stock-Based Compensation:

The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been adjusted to the pro forma amounts indicated below:

Three months ended March 31,	2003	2002
Net income – as reported	$279,355	$145,021
Deduct: Total stock-based compensation expense determined under fair value based method	(7,876)	(7,876)

Net income – pro forma	$271,479	$137,145

Basic earnings per share:
as reported	$.10	$.05
pro forma	$.09	$.04
Diluted earnings per share
as reported	$.10	$.05
pro forma	$.08	$.04

Goodwill:

Effective January 1, 2002 the Company adopted FASB Statements No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

As of January 1, 2002, the Company’s goodwill of $1,326,000 was composed of $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) was reported as the cumulative effect of change in accounting principle for the three months ended March 31, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill.

The effect on reported net income due to the cumulative effect of change in accounting principle and the discontinuance of goodwill amortization is as follows:

	Three months ended March,
	2003	2002
Reported net income	$279,355	$145,021
Cumulative effect of change in accounting principle	—	57,000
Goodwill amortization	—	—

Adjusted net income before cumulative effect of change in accounting principle and discontinuance of goodwill amortization	$279,355	$202,021

Earnings per share (basic and dilutive) as reported	$.10	$.05
Cumulative effect of change in accounting principle		.02
Goodwill amortization	—	—

Earnings per share (basic and dilutive) before cumulative effect of change in accounting principle and discontinuance of goodwill amortization	$.10	$.07

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Working capital was $3,531,177 at March 31, 2003 compared to $3,577,424 at December 31, 2002, a decrease of $46,247. The decrease in working capital is due to increases in accrued expenses, taxes payable, and a capital expenditure of $17,408. The increase in deposits, prepaid expenses, and others assets consumed $106,404 of cash from operations. This change was the result of annual payments being made in full stipulating a reduced cost, and an insurance policy that required payment in full. The supply of cash from a large increase in accrued expenses relates to an increased use of accruals to better reflect annual costs on a quarter to quarter basis.

Capital Expenditures were $17,408 for the first quarter of 2003 as compared to $215,156 in the first quarter of 2003. The difference in comparing the quarters is related to timing rather than any reduction in the annual capital equipment budget. The cash demands of the equipment budget will be met by current operating cash flows, and will not significantly impact the liquidity of the company.

In addition, the Company’s stock buyback program resulted in a use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first three months of 2003. The purchase of shares in 2003 compares with annual totals of $730,837 (270,413 shares) in 2002, and $702,615 (305,859 shares) in 2001. The Company expended its stock buyback program on December 24, 2002 authorizing an additional $600,000 worth of stock to be purchased from time to time as determined by management based upon market conditions. As published in an 8-K report dated March 18, 2003 the stock buyback program has been suspended.

The Company has a $1,000,000 revolving credit line with a bank that was established in December 1999. However, the Company has never made any borrowings under the credit line due to sufficient liquidity provided by its operations. The credit line, which is up for renewal in May 2003, provides for borrowings to be collateralized by accounts receivable and inventory. The credit line will be reviewed for size, vendor, and cost before renewing.

Results of Operations

Revenue for the first quarter ended March 31, 2003 was $1,875,568 versus $1,915,097 for the quarter ended March 31, 2002, a reduction of 2.1%. The decrease in revenue in the first quarter is due to a shift in shipments rescheduled from the end of the first quarter to the beginning of the second quarter. There were no significant sales of ART’s signal-averaging ECG products in the first quarter 2003 similar to that of 2002. Domestic and foreign sales for the first quarter are as follows:

	Three Months Ending March 31,
	2003	%	2002	%
Domestic	$289,939	15	$331,741	18
Canada	743,957	40	806,385	42
Other Foreign	841,672	45	776,971	41

Total	$1,875,568	100	$1,915,097	100

Cost of sales was 63% of revenue for the quarter ended March 31, 2003 compared to 67% for the same period in 2002. The reduction in the first quarter of 2003 was directly attributable to lower material costs. More favorable raw material pricing, process improvements and changes resulting in the more efficient use of raw materials and chemicals had a significant impact on the total cost of goods sold.

Selling and marketing expense was $4,047 lower in the first quarter of 2003 compared to the first quarter of 2002. In 2002, a consulting expense of $3,750 was spent to explore the Asian markets. This consulting expense did not recur in the first three months of 2003.

General and administrative expense was $7,356 lower in the first quarter of 2003 compared to the first quarter of 2002. In the quarter ending March 31, 2003, depreciation of office and administrative assets decreased by $6,397.

Research and development expense was $21,838 lower in the first quarter of 2003 compared to the first quarter of 2002 as the conversion and enhancements to ART’s principal product, Predictor® 7 have been completed.

Other income (expense) resulted in an income of $3,291 in the first quarter of 2003 compared to an expense of $8,143 in the first quarter of 2002. The increase is attributed to the absence of bond interest expense in the first quarter of 2003, when compared to the first quarter of 2002. The 11% bonds were retired in May of 2002.

Income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 27% and 25% for the quarters ended March 31, 2003 and 2002, respectively.

For a discussion of the cumulative effect of a change in accounting principle on the results for the first quarter of fiscal 2003 versus the first quarter of 2002, and the effect of stock based compensation to the net income on a proforma basis for fiscal year 2002 and 2003 see Supplemental Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Factors that could affect future operating results.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for bad debts. Bad debts have not had a significant impact on our financial position, results of operations and cash flows.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. The management reassesses the useful lives of goodwill and other intangible assets in accordance with the guidelines set forth in FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired from Micron or others in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Asset Impairment – Long Lived Assets

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The implementation of SFAS 148 is reflected in the supplemental notes to the consolidated financial statements.

Exit or Disposal Activities

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Implemented

Long-Lived Assets

In 2002, the Company adopted Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of,” it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

Factors that could affect future operating results

In addition to the other information in this Form 10-QSB, the following factors should be considered in evaluating the Company and its business. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that the Company does not presently know or currently deems immaterial may also impair the Company’s business, results of operations and financial conditions.

We could become involved in litigation over intellectual property rights

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others’ proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications, which may result in claims of infringement against us or other patent litigation. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions.

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

We are dependent on a limited number of customers

In the fiscal years 2002 and 2001, 75% and 78%, respectively of the Company’s revenues was derived from three customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

The vast majority of our revenues are derived from the sale of a single product

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

A product liability suit could adversely effect on our operating results

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

We are subject to stringent environmental regulations

We are subject to a variety of Federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from the Company’s manufacturing processes. Failure to comply with environmental law could subject the Company to substantial liability or force use to significantly change our manufacturing operations. In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if it did not cause the contamination.

Item 3.    Controls and Procedures

Within ninety days prior to the filing date of this report, the Disclosure Committee including James E. Rouse as President and Chief Executive Officer and David A. Garrison as Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the date of the conclusion of the evaluation.

Further, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of the conclusion of their most recent evaluation. It should be noted that the design of any system of controls is based on assumptions about future events, and there can be no assurance that any design will succeed under all future conditions.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 2, 2003, the Company held the 2003 Annual Meeting of Stockholders. At the meeting, stockholders voted the following:

(1)	The election of two Class II Directors, with terms expiring in 2006

	For	Withheld
E. P. Marinos	2,228,222	113,435
Dr. Julius Tabin	2,227,922	113,735

(2)	The election of one Class III Director, with a term expiring in 2004

	For	Withheld
Dr. Paul Walter	2,330,019	2,638

(3)	The Appointment of BDO Seidman to audit the consolidated financial statements of the Company for the year ended December 31, 2003.

For	Against	Abstain
2,338,514	1,168	1,975

Item 6.    Exhibits and Reports on Form 8-K

(a)	List of Exhibits

The exhibits listed below are filed as part of and incorporated by reference into, this Quarterly Report on Form 10-QSB.

Exhibit 23.01 – Consent of Independent Certified Public Accountants in reference to Registration Statement on Form S-8 (No. 333-66566) on page X-1.

Exhibit 99.07 – Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 on page X-2.

(b)	Reports filed in the first quarter on Form 8-K

1.    On March 21, 2003 a Form 8-K was filed detailing under Item 5 a suspension of our stock buyback program.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arrhythmia Research Technology, Inc.

/s/    James E. Rouse

President and Chief Executive Officer

/s/    David A. Garrison

Chief Financial Officer

May 15, 2003

CERTIFICATION

I, James E. Rouse, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Arrhythmia Research Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/    James E. Rouse

James E. Rouse

President and Chief Executive Officer

CERTIFICATION

I, David A. Garrison, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Arrhythmia Research Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003

/s/    David A. Garrison

David A. Garrison

Chief Financial Officer