Form 10QSB
period 2003-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2003-08-13
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  _X_  No  ___.

As of August 5, 2003 there were 2,600,213 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format  Yes ___  No  _X_

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-1
Exhibit 31.2 — Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3

2

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$2,265,848	$1,773,412
Trade and other accounts receivable, net of allowance for
doubtful accounts of $39,000	864,261	979,774
Inventories, net	1,083,323	1,124,065
Deposits, prepaid expenses and other current assets	167,045	79,726

Total current assets	$4,380,477	$3,956,977

Property and equipment, net of accumulated depreciation of
$4,626,288 and $4,408,096	2,780,503	2,831,836
Goodwill	1,244,000	1,244,000
Deferred income taxes, net	444,923	444,923

Total assets	$8,849,903	$8,477,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,521	$156,275
Accrued expenses	506,503	223,278

Total current liabilities	626,024	379,553

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares	--	--
authorized, none issued
Common stock, $.01 par value; 10,000,000 shares
authorized, 3,888,131 issued	38,881	38,881
Additional paid-in-capital	9,161,707	9,161,707
Common stock held in treasury, 1,287,918 and 1,139,718 shares at cost .	(3,526,756)	(3,088,116)
Retained earnings	2,550,047	1,985,711

Total shareholders' equity	8,223,879	8,098,183

Total liabilities and shareholders' equity	$8,849,903	$8,477,736

        The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$1,939,635	$1,832,237	$3,815,203	$3,747,334
Cost of sales	1,201,140	1,255,057	2,374,668	2,537,773

Gross profit	738,495	577,180	1,440,535	1,209,561

Selling and marketing	49,447	49,193	96,760	100,553
General and administrative	297,572	357,129	568,738	635,651
Research and development	2,208	20,576	3,705	43,911

Income from operations	389,268	150,282	771,332	429,446

Other income (expense)
Interest expense	(2,578)	(4,819)	(5,106)	(10,876)
Other income, net	8,291	7,977	14,110	5,891

Income before income taxes and cumulative effect of	394,981	153,440	780,336	424,461
change in accounting principle
Income tax provision	110,000	52,000	216,000	121,000

Income before cumulative effect of change in	284,981	101,440	564,336	303,461
accounting Principle
Cumulative effect of change in accounting principle,
net of tax	--	--	--	(57,000)

Net income	$284,981	$101,440	$564,336	$246,461

Net income per share - basic	$0.11	$0.03	$0.21	$0.08

Weighted average common shares outstanding - basic	2,600,213	2,907,124	2,643,785	2,912,464

Net income per share - dilutive	$0.11	$0.03	$0.21	$0.08

Weighted average common shares outstanding -dilutive	2,624,412	2,983,808	2,667,984	2,989,148

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Shares		Additional
			Paid-in	Treasury	Retained
	Number	Amount	Capital	Stock	Earnings	Total
December 31, 2001	3,758,181	$37,582	$8,999,581	$(2,357,279)	$1,232,975	$7,912,859
Exercise of stock options
and warrants	129,950	1,299	162,126			163,425
Treasury stock purchase of
270,413 shares	-	-	-	(730,837)	-	(730,837)
Net income	-	-	-	-	752,736	752,736

December 31, 2002	3,888,131	$38,881	$9,161,707	$(3,088,116)	$1,985,711	$8,098,183
Treasury stock purchase of
148,200 shares	-	-	-	(438,640)	-	(438,640)
Net income	-	-	-	-	564,336	564,336

June 30, 2003	3,888,131	$38,881	$9,161,707	$(3,526,756)	$2,550,047	$8,223,879

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$564,336	$246,461
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	--	82,000
Depreciation	253,892	304,172
Amortization	--	11,972
Deferred income tax provision	--	74,000
Changes in assets and liabilities:
Trade and other accounts receivable	115,513	(261,246)
Inventories	40,742	(193,028)
Deposits, prepaid expenses and other assets	(87,319)	(39,436)
Accounts payable and accrued expenses	246,471	(97,992)

Net cash provided by operating activities	1,133,635	126,903

Cash flows from investing activities:
Capital expenditures, net of disposals	(202,559)	(208,627)

Net cash used in investing activities	(202,559)	(208,627)

Cash flows from financing activities:
Payment of bond	--	(125,000)
Issuance of common stock	--	163,425
Purchase of treasury stock	(438,640)	(261,839)

Net cash used in financing activities	(438,640)	(223,414)

Net increase (decrease) in cash and cash equivalents	492,436	(305,138)
Cash and cash equivalents at beginning of period	1,773,412	1,860,822

Cash and cash equivalents at end of period	$2,265,848	$1,555,684

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2002.

         The information furnished reflects, in the opinion of the management of Arrhythmia Research Technology, Inc. ("ART"), all adjustments necessary for a fair presentation of the financial results for the interim period presented.

         Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

2. Inventories:

         Inventories consist of the following as of:

	June 30, 2003	December 31, 2002
Raw materials	$209,897	$215,552
Work-in-process	305,575	290,368
Finished goods	567,851	618,145

Total	$1,083,323	$1,124,065

3. Stock-Based Compensation:

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income - as reported	$284,981	$101,440	$564,336	$246,461
Deduct: Total stock-based compensation expense determined under fair value based method	(7,876)	(7,876)	(7,876)	(7,876)

Net income - pro forma	$277,105	$93,564	$556,460	$238,585

Basic earnings per share: as reported	$.11	$.03	$.21	$.08
pro forma	$.11	$.03	$.21	$.08
Diluted earnings per share: as reported	$.11	$.03	$.21	$.08
pro forma	$.11	$.03	$.21	$.08

4. Goodwill:

         Effective January 1, 2002 the Company adopted FASB Statements of Financial Accounting Standards No.141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

        The effect on reported net income due to the cumulative effect of change in accounting principle and the discontinuance of goodwill amortization is as follows:

	Six months ended June,
	2003	2002
Reported net income	$564,336	$246,461
Cumulative effect of change in accounting principle	-	57,000
Goodwill amortization	-	-

Adjusted net income before cumulative effect of change in
accounting principle and discontinuance of
goodwill amortization	$564,336	$303,461

Earnings per share (basic and dilutive) as reported	$.21	$.08
Cumulative effect of change in accounting principle	-	.02
Goodwill amortization	-	-

Earnings per share (basic and dilutive) before cumulative
effect of change in accounting principle and
discontinuance of goodwill amortization	$.21	$.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Any forward looking statements made herein are based on current expectations of the Company involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

Results of Operations

         Revenue for the quarter ended June 30, 2003 was $1,939,635 versus $1,832,237 for the quarter ended June 30, 2002, an increase of 5.9%. The increase in revenue in the second quarter is due to growth in the radio translucent product line. There were no significant sales of the Company’s signal-averaging ECG products in the second quarter 2003 similar to that of 2002.

Revenue from domestic and foreign sales for the six months is as follows:

	Six Months Ending June 30,
	2003	%	2002	%
United States	$564,112	15	$571,230	15
Canada	1,682,618	44	1,643,472	44
Europe	1,438,395	38	1,382,503	37
Other Foreign	130,078	3	150,129	4

Total	$3,815,203	100	$3,747,334	100

         Cost of sales was 62% of revenue for the quarter ended June 30, 2003 compared to 68% for the same period in 2002. The reduction in the second quarter of 2003 was directly attributable to lower manufacturing costs. More favorable raw material pricing, process improvements and changes resulting in the more efficient use of energy, raw materials and chemicals continue to have a significant impact on the total cost of goods sold.

         Selling and marketing expense continued at a similar cost in the second quarter of 2003 when compared to the second quarter of 2002. In the first quarter of 2002, a consulting expense of $3,750 was spent to explore the Asian markets. This consulting expense did not recur in the first six months of 2003.

         General and administrative expense was $59,557 lower in the second quarter of 2003 compared to the second quarter of 2002. In the second quarter of 2002, expenses associated with the negotiation and investigation of an acquisition of certain assets of a competitor totaled $67,788.

         Research and development expense was $18,368 lower in the second quarter of 2003 compared to the second quarter of 2002 as the conversion and enhancements to ART’s principal product, Predictor® 7 were completed in 2002, and there have not been any significant expenses in the first six months of 2003.

         Other income (expense) resulted in an income of $5,713 in the second quarter of 2003 compared to an income of $3,158 in the second quarter of 2002. The increase is attributed to the absence of bond interest expense in the second quarter of 2003 as compared to the second quarter of 2002 when the 11% bonds were retired. Other income is derived from royalties and income on investments.

         Income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 28% and 34% for the quarters ended June 30, 2003 and 2002, respectively.

         For a discussion of the cumulative effect of a change in accounting principle on the results for the first six months of fiscal 2003 versus fiscal 2002, and the effect of stock based compensation to the net income on a pro forma basis for fiscal year 2002 and 2003 see Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Working capital was $3,754,453 at June 30, 2003 compared to $3,577,424 at December 31, 2002, an increase of $177,029. An increase of $492,436 in the cash balance and $88,139 in deposits, prepaid expenses and other current assets was offset by slight decreases in inventories and trade receivables and a large increase in accrued expenses (including taxes payable). The increase in deposits, prepaid expenses, and others assets included annual payments being made in lieu of monthly payments in order to obtain a reduced cost, and an insurance policy that required payment in full. The increase in accrued expenses reflected an increased use of accruals to better reflect annual costs on a quarter to quarter basis.

         Net capital expenditures were $202,559 for the first six months of 2003 as compared to $208,627 in same period in 2002. An expenditure of $41,060 is associated with the start of the renovations to 45,000 square feet of currently unusable space in the second quarter of 2003, and the disposal of $35,700 was involved in the exchange of an older piece of quality control equipment for a newer replacement.

         In addition, the Company’s stock buyback program started in December of 2002 and resulted in the use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first six months of 2003. The purchase of shares during the first six months of 2003 compares with annual totals of $730,837 (270,413 shares) in 2002, and $702,615 (305,859 shares) in 2001. The Company announced a new stock buyback program on June 27, 2003, authorizing the purchase of stock having a total purchase price up to $650,000 from time to time as determined by management based upon market conditions.

        The Company’s $1,000,000 revolving credit line with a bank was terminated in July 2003. The Company is presently negotiating the terms of another revolving credit facility with a different bank. The company anticipates that a new credit facility, if implemented, would be for approximately the same maximum amount and on terms similar to those of the former credit facility.

        The Company expects to meet cash demands with current operating cash flows for the foreseeable future.

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

         Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for the bad debt. Bad debts have not had a significant impact on our financial position, results of operations and cash flows.

Inventory and InventoryReserves

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

         The Company maintains a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least annually and a provision for excess and obsolete inventory is recorded. The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

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

Asset Impairment – Goodwill

         The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. The management reassesses the useful lives of goodwill and other intangible assets in accordance with the guidelines set forth in FASB Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired from Micron or others in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. An impairment may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Controls and Procedures

         Within ninety days prior to the filing date of this report, the Disclosure Committee including James E. Rouse as President and Chief Executive Officer and David A. Garrison as Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

         Further, there were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that the design of any system of controls is based on assumptions about future events, and there can be no assurance that any design will succeed under all future conditions.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits

Exhibit	31.1 — Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 on page X-1.

Exhibit	31.2 — Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 on page X-2.

Exhibit	32.1 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.

       (b)   Reports filed in the second quarter on Form 8-K

1.	On May 8, 2003 a form 8-K was filed reporting the issuance of a press release announcing financial information for the first quarter of 2003.

2.	On June 27, 2003 a Form 8-K was filed reporting an announcement of a new stock buyback program.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
By: /s/ James E. Rouse James E. Rouse President and Chief Executive Officer (Principal Executive Officer)
By: /s/ David A. Garrison David A. Garrison Chief Financial Officer (Principal Financial and Accounting Officer)

August 13, 2003