Form 10QSB
period 2003-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2003-11-05
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 2003 or

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ______to ______

1-9731
(Commission file No.)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	72-0925679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

25 Sawyer Passway

Fitchburg, Massachusetts 01420
(Address of principal executive offices)

(978) 345-5000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No___.

As of October 24, 2003 there were 2,603,213 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format Yes___ No X .

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$2,097,999	$1,773,412
Trade and other accounts receivable, net of allowance for
doubtful accounts of $39,000	1,348,463	979,774
Inventories, net	1,090,830	1,124,065
Deposits, prepaid expenses and other current assets	71,597	79,726

Total current assets	$4,608,889	$3,956,977

Property and equipment, net of accumulated depreciation of
$4,751,497 and $4,408,096	2,861,522	2,831,836
Goodwill	1,244,000	1,244,000
Deferred income taxes, net	444,923	444,923
Other assets	21,990	--

Total assets	$9,181,324	$8,477,736

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$235,520	$156,275
Accrued expenses	531,966	223,278

Total current liabilities	767,486	379,553

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value; 10,000,000 shares authorized,
3,891,131 shares and 3,888,131 shares issued	38,911	38,881
Additional paid-in-capital	9,167,677	9,161,707
Common stock held in treasury, 1,287,918 and 1,139,718 shares at cost .	(3,526,756)	(3,088,116)
Retained earnings	2,734,006	1,985,711

Total shareholders' equity	8,413,838	8,098,183

Total liabilities and shareholders' equity	$9,181,324	$8,477,736

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002

Revenue	$1,975,049	$1,630,427	$5,790,252	$5,377,761
Cost of sales	1,247,816	1,081,964	3,622,484	3,619,737

Gross profit	727,233	548,463	2,167,768	1,758,024

Selling and marketing	52,256	54,841	149,016	155,394
General and administrative	254,953	279,079	823,691	914,730
Research and development	273	15,322	3,978	59,233

Income from operations	419,751	199,221	1,191,083	628,667

Other income (expense)
Interest expense	(408)	(2,656)	(5,514)	(13,532)
Other income, net	34,776	5,179	48,886	11,070

Other income and interest expense	34,368	2,523	43,272	2,462

Income before income taxes and cumulative effect of
change in accounting principle	454,119	201,744	1,234,455	626,205
Income tax provision	140,000	23,000	356,000	144,000

Income before cumulative effect of change in
accounting principle	314,119	178,744	878,455	482,205
Cumulative effect of change in
accounting principle, net of tax	--	--	--	(57,000)

Net income	$314,119	$178,744	$878,455	$425,205

Net income per share - basic	$0.12	$0.06	$0.33	$0.15

Net income per share - diluted	$0.12	$0.06	$0.33	$0.14

Cash dividends declared per share	$.05	$--	$.05	$--

Weighted average common shares outstanding - basic	2,601,648	2,905,804	2,629,585	2,915,089
Weighted average common shares outstanding - diluted	2,638,813	2,927,540	2,666,750	2,955,486

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30,
	2002	2003

Cash flows from operating activities:
Net income	$878,455	$425,205
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	--	82,000
Depreciation	379,101	466,575
Amortization	--	11,972
Deferred income tax provision	--	33,000
Changes in assets and liabilities:
Trade and other accounts receivable	(368,689)	(68,782)
Inventories	33,235	(389,525)
Deposits, prepaid expenses and other assets	(13,861)	(33,591)
Accounts payable and accrued expenses	384,808	(37,083)

Net cash provided by operating activities	1,293,049	489,771

Cash flows from investing activities:
Capital expenditures, net of disposals	(408,787)	(247,144)

Net cash used in investing activities	(408,787)	(247,144)

Cash flows from financing activities:
Payment of bond	--	(125,000)
Cash dividend paid	(127,035)	--
Proceeds from the exercise of stock options and warrants	6,000	163,425
Purchase of treasury stock	(438,640)	(526,837)

Net cash used in financing activities	(559,675)	(488,412)

Net increase (decrease) in cash and cash equivalents	324,587	(245,785)

Cash and cash equivalents at beginning of period	1,773,412	1,860,822

Cash and cash equivalents at end of period	$2,097,999	$1,615,037

Non-cash financing and investing activities
At September 30, 2003 the company has $3,125 of dividends payable.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

          The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

          Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

2. Inventories:

          Inventories consist of the following as of:

	September 30,	December 31,
	2003	2002

Raw materials	$252,940	$215,552
Work-in-process	306,973	290,368
Finished goods	530,917	618,145

Total	$1,090,830	$1,124,065

3. Stock-Based Compensation:

          The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income would have been adjusted to the pro forma amounts indicated below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002
Net income - as reported	$314,119	$178,744	$878,455	$425,205
Deduct: Total stock-based compensation
expense determined under fair
value based method	(7,876)	(7,876)	(7,876)	(7,876)

Net income - pro forma	$306,243	$170,868	$870,579	$417,329

Basic earnings per share:
as reported	$.12	$.06	$.33	$.15
pro forma	$.12	$.06	$.33	$.14
Diluted earnings per share
as reported	$.12	$.06	$.33	$.14
pro forma	$.12	$.06	$.33	$.14

4. Goodwill:

        Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board Statements of Financial Accounting Standards No.141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

        As of January 1, 2002, the Company’s goodwill of $1,326,000 was composed of $82,000 associated with attaching machines and machine parts purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) was reported as the cumulative effect of change in accounting principle for the three months ended March 31, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill.

        The effect on reported net income due to the cumulative effect of change in accounting principle and the discontinuance of goodwill amortization is as follows:

	Nine months ended Sept. 30,
	2003	2002

Reported net income	$878,455	$425,205
Cumulative effect of change in accounting principle	--	57,000
Goodwill amortization	--	--

Adjusted net income before cumulative effect of change
in accounting principle and discontinuance of
goodwill amortization	$878,455	$482,205

Earnings per share (basic) as reported	$.33	$.15
Cumulative effect of change in accounting principle	--	.02
Goodwill amortization	--	--

Earnings per share (basic) before cumulative effect of
change in accounting principle and
discontinuance of goodwill amortization	$.33	$.17

Earnings per share (dilutive) as reported	$.33	$.14
Cumulative effect of change in accounting principle	--	.02
Goodwill amortization	--	--

Earnings per share (dilutive) before cumulative effect of
change in accounting principle and
discontinuance of goodwill amortization	$.33	$.16

5. Recent Accounting Pronouncements:

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The adoption of SFAS No. 149 did not have a material impact on Company’s financial position or results of operations.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing counties, and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002

Results of Operations

         Revenue for the quarter ended September 30, 2003 was $1,975,049 versus $1,630,427 for the quarter ended September 30, 2002, an increase of 21.1%. The increase in revenue in the third quarter is due to continued growth in the radio translucent sensor product line, increases in other unique electrode applications to our existing customer base, and the expansion of sensor sales in underdeveloped geographic markets which the Company anticipates will continue to grow with the improvement of the medical infrastructure in emerging markets. There were no significant sales of the Company’s signal-averaging ECG products in the third quarter 2003.

Revenue from domestic and foreign sales for the nine months is as follows:

	Nine Months Ending September 30,
	2003	%	2002	%

United States	$848,859	15	$797,873	15
Canada	2,399,283	41	2,284,073	43
Europe	2,268,579	39	2,055,776	38
Other Foreign	273,531	5	240,039	4

Total	$5,790,252	100	$5,377,761	100

         Cost of sales was 63% of revenue for the quarter ended September 30, 2003 compared to 66% of revenues for the same period in 2002. The reduction was directly attributable to lower manufacturing costs. Continued favorable raw material pricing, process improvements and changes resulting in the more efficient use of energy, materials and chemicals continue to have a significant impact on the total cost of goods sold.

         Selling and marketing expense continued at a similar cost in the third quarter of 2003 when compared to the third quarter of 2002.

         General and administrative expense was $24,126 lower in the third quarter of 2003 compared to the third quarter of 2002. This decrease can not be attributed to any single cost reduction, but the cumulative effect of management's cost containment programs.

         Research and development expense was $15,049 lower in the third quarter of 2003 compared to the third quarter of 2002 as the conversion and enhancements to ART's principal product, Predictor®7 were completed in 2002. Additional research and development expenses are planned for the last three months of 2003.

         Other income (expense) was $31,845 higher in the third quarter of 2003 compared to third quarter of 2002. Most of the increase is attributed to the collection of a $21,000 note that had been written off in December 2001. The original payment was in the form of a note receivable, while the collection included interest income owed. Other income is derived from income on investments and expenses associated with royalties.

         Income taxes as a percent of income before income taxes and cumulative effect of change in accounting principle (net of tax) were 31% and 11% for the quarters ended September 30, 2003 and 2002, respectively. The lower tax rate in 2002 can be attributed to reductions in the deferred tax asset valuation allowance.

         For a discussion of the cumulative effect of a change in accounting principle on the results for the nine months of fiscal 2003 versus fiscal 2002, and the effect of stock based compensation to the net income on a pro forma basis for fiscal year 2002 and 2003 see Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Working capital was $3,841,403 at September 30, 2003 compared to $3,577,424 at December 31, 2002,an increase of $263,979. An increase of $324,587 in the cash balance and $368,689 in trade receivables was offset by a slight decrease in inventories and a large increase in accrued expenses primarily taxes payable. The change in receivables related to the increase in sales volume.

        Net capital expenditures were $408,787 for the first nine months of 2003 as compared to $247,144 for the same period in 2002. Capital expenditures in 2003 include $88,619 incurred in renovating 45,000 square feet of space expected to be completed in the first quarter of 2004, and $320,168 in new tools, equipment and machinery.

        In addition, the Company’s stock buyback programs announced in December of 2002 and June of 2003 resulted in the use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first nine months of 2003. The purchase of shares during the first nine months of 2003 compares with annual totals of $730,837 (270,413 shares) in 2002, and $702,615 (305,859 shares) in 2001.

        The Company’s $1,000,000 revolving credit line with a bank was terminated at our option in July 2003. The Company is presently negotiating the terms of another revolving credit facility with a different bank. The new bank has agreed in principle to an unsecured $1,000,000 credit line, subject to final negotiation of detailed terms and conditions. This non-collateralized financial vehicle is expected to be in place before year-end.

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

        Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Forward-looking Statements.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

         Management believes that the following are critical accounting policies:

         Revenue Recognition and Accounts Receivable

        Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

        Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for the bad debt. Bad debts have not had a significant impact on our financial condition, results of operations or cash flows.

        Inventory and Inventory Reserves

         The Company values its inventory at the lower of cost or market. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

        The Company maintains a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least annually and a provision for excess, slow moving, and obsolete inventory is recorded. The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

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

        Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. The management reassesses the useful lives of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired from Micron Products Inc. or others in the future. If the actual sale of products and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations.

        Asset Impairment – Long Lived Assets

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When it is determined that the carrying value of such assets may not be recoverable, the Company generally measures any impairment on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Item 3. Controls and Procedures

        Within ninety days prior to the filing date of this report, the Disclosure Committee, which is comprised of James E. Rouse as President and Chief Executive Officer and David A. Garrison as Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of the end of the period covered by this report.

        Further, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that the design of any system of controls is based on assumptions about future events, and there can be no assurance that any design will succeed under all future conditions.

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

       (b)    Reports filed in the third quarter on Form 8-K

1.

On August 7, 2003 the company filed a current report on form 8-K reporting the issuance of a press release announcing financial information for the second quarter of 2003 and the issuance of a press release announcing the declaration of a cash dividend.

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

November 5, 2003