Form 10KSB
period 2003-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2004-03-30
CIK 819689

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the ecurities Exchange Act of 1934

1-9731
(Commission file number)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	72-0925679 (IRS Employer Identification Number)

25 Sawyer Passway, Fitchburg, MA (Address of principal executive offices)	01420 (Zip Code)

(978) 345-5000 (Issuer's telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Common Stock, $.01 par value (Title of Each Class)	American Stock Exchange (Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12 (g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No __

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

        State issuer's revenues for its most recent fiscal year ended December 31, 2003.    $ 7,677,367

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock as of February 13, 2004 was $81,628,431.

        On February 13, 2004 there were 2,629,573 shares of the issuer’s common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (Check one):   Yes ____   No   X

PART I

Item 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Arrhythmia Research Technology, Inc. (“ART”) was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART’s patented products consist of signal-averaging electrocardiographic (SAECG) software. In 2002, ART completed an update to a Windows based version of its proprietary Predictor® series. Rather than restore a direct sales force, the intent is to market ART’s product through licensing with original equipment manufacturers. No significant sales of the software were recorded in 2002 or 2003. Work continues to establish contracts with original equipment manufacturers for this product.

        Sudden cardiac death afflicts over 400,000 individuals in the United States each year. These occurrences are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat), which severely affect the capability of the heart’s pumping chambers or ventricles. The electric signals that emanate from the heart are used to detect the presence of late potentials, which indicate the risk of life-threatening ventricular arrhythmias. The SAECG processes enable late potentials to be amplified and enhanced, while eliminating undesired electrical noise in these tests.

        ART’s wholly owned subsidiary, Micron Products, Inc. (“Micron”), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors (“sensors”) used in the manufacture of disposable electrodes constituting a part of ECG diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners (“snaps”), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an assembly machine, which it manufactures and sells or leases to its sensor and snap customers. Micron was incorporated in the State of Massachusetts in 1972, and is located in the same facility with ART in Fitchburg, Massachusetts. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. The disposable electrodes used to capture the electric impulses of the heart and enable the analysis of late potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.

        Micron is the largest of a few companies providing silver / silver-chloride sensors to the medical device industry. Micron’s customers manufacture monitoring and transmitting electrodes which are utilized in a variety of bio-feedback and bio-stimulation applications including, among many others, electrocardiograms (ECG’s), electroencephalograms (EEG’s), electro-muscular stimulation (EMS), and thermo-electrical neural stimulation (TENS).

PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the “Company”):

	Period Ending December 31,
	2003	%	2002	%
Sensors	$7,227,647	94	$6,599,677	92
Snaps & Snap Machines	449,555	6	588,648	8
SAECG products	165	--	3,740	--

Total	$7,677,367	100	$7,192,065	100

Sensors and Snaps

          Silver Plated Sensors

        Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation. The disposable electrode has proven to be more reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are easier, and less expensive to use as compared to reusable electrodes, which require sterilization after each use. The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver / silver chloride surface, which is a highly sensitive conductor of electrical signals. silver / silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensor are used in connection with stress tests and a “Holter” monitor.

        Micron also manufactures sensors and conductive plastic studs used in the manufacture of radiotranslucent electrodes. The radiotranslucent electrodes are virtually invisible to X-rays and are preferred in some applications such as nuclear medicine, cath labs, ICU/CCU and certain stress and Holter procedures. Custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets. Micron’s strength in design and low cost manufacturing support the growth by our customers into unique niche medical treatment and electrophysological monitoring.

          Metal Snap Fasteners

        Metal snap fasteners are used to attach the disposable electrode to the lead wires of an ECG machine. Micron purchases the metal snap fasteners for resale from a supplier and performs additional quality control tests, repackaging and inventory stocking for its customers who can purchase the snaps along with Micron’s sensors.

Other Molded Components

        In 2003, leveraging the capabilities of the injection molding department, Micron began the process of expanding into other custom molded precision high volume component parts. With interest from other companies in the same industry, sales in high quality molded products will diversify the existing product lines while utilizing unused manufacturing capacity. The Company does not expect to realize revenues until the summer of 2004.

High Speed Electrode Assembly Machine

        Sensor and snap application machines are used by disposable electrode manufacturers in the assembly of sensors and snaps. Manufacturing, leasing, selling, and maintenance parts for service to medical sensor and snap application machines provide Micron with a complimentary product to sell to existing sensor and snap customers.

Signal-Averaging Electrocardiographic (SAECG) Products

          Predictor® 7

        The Predictor® 7 software is a Windows® compatible version of Arrhythmia Research Technology’s analytical program for the detection of Late Potentials. Predictor® 7 utilizes the unique, patented Bi-directional, Four-Pole Butterworth Filtering technique defined as the “Standard” by the joint AHA/ACC/ESC task force on Signal-Averaging Electrocardiography1. All clinically accepted measurement criteria are provided: total QRS duration, duration of the QRS under 40 µV, the RMS voltage of the last 40 msec of the QRS and the noise level. Graphical output of the analysis is presented both on screen and in hard copy. Predictor® 7 also incorporates additional signal processing capabilities for clinical research. The IntraSpect™ module permits detection of ventricular late potentials in patients with bundle branch block. Early Potential Analysis software using P-wave triggered SAECG analysis is also available as a research tool for assessing patients at risk for arterial fibrillation and flutter.

Windows®is a registered trademark of Microsoft Corporation
1 AHA/ACC/ESC Policy Statement: "Standards for the Analysis of Ventricular Late Potentials Using High Resolution or Signal-Averaged Electrocardiography: A Statement by a Task Force Committee of the European Society of Cardiology, the American Heart Association and the American College of Cardiology, JACC Vol. 17, No.5, April 1991:999-1006

GENERAL

Customers and Sales

        Micron manufactures its sensors against purchase orders with electrode manufacturers. There are approximately 30 significant manufacturers of disposable snap type, radiotranslucent and pre-wired electrodes worldwide. Micron sells its sensors to most of these manufacturers. During the year ended December 31, 2003, three major customers individually accounted for over 10% of Micron’s sales and a loss of this base would have a material adverse effect on results. These customers account for 37%, 16% and 15% of sales. Sales backlog is not material to Micron’s business due to the method of ordering employed by its customer base in this competitive industry. Customers purchase on a single purchase order basis without long-term commitments.

        The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company’s products in its geographic markets:

	Revenues for the Years Ended December 31,
	2003	%	2002	%
Canada	$3,128,515	41	$3,133,890	44
Europe	1,704,150	22	1,239,172	17
United States	1,149,181	15	1,115,941	16
United Kingdom	1,142,132	15	1,430,459	20
Pacific Rim	471,261	6	230,917	3
Other	82,128	1	41,686	--
Total	$7,677,367	100	$7,192,065	100

        While some risks exist in foreign markets, the vast majority of the Company’s customers are based in stable markets. To reduce the risk of the foreign shipment and currency, the vast majority of our products are the responsibility of our customers when shipped, and payment is required in US Dollars.

        To counter the risk from fluctuations in the market price of silver, customers are subject to a silver surcharge or discount based on the market price of silver at the time of shipment. The Company is sensitive to the impact of recent increases in silver cost to our customers, and intends to explore options to help mitigate the resulting increases in surcharges.

Marketing and Competition

        Due to the efforts to concentrate on licensing ART SAECG products, the sales department has been consolidated to the Fitchburg office. From time to time the sales and marketing department employs outside consultants. The expenditure for these consultants was $0 and $7,500 in 2003 and 2002, respectively.

        Micron sells its sensors to manufacturers of disposable snap type and radiotranslucent ECG electrodes. The Company believes that it has one major domestic competitor and several minor competitors worldwide for sensors, and that its sales of sensors exceed those of its competition in aggregate. The competition in the sensor and snap market is extremely price sensitive. In an effort to ensure higher volume without a firm purchase order, some customers have entered into rebate programs with Micron. The rebates are typically paid to the customer after the calendar year end if certain volume thresholds are attained. These rebates are accrued in the year earned and recorded as a reduction of net sales. The rebates for the calendar year 2003 and 2002 were $69,513 and $55,752 respectively.

Product Suppliers and Manufacturing

         Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. All employees reaffirm confidentiality agreements annually to protect this proprietary process. The raw materials used by Micron are plastic resins used to mold the substrates and silver / silver chloride chemical solutions for plating the molded plastic substrates. Both the resins and the chemical involved in the silver / silver chloride process are in adequate supply. Fluctuations in the price of silver are contractually passed to customers in the form of a surcharge. All of the chemicals and resins used in any significant volume in the Micron sensor operations are commodities that are readily available from numerous regional suppliers.

        Micron distributes medical snap fasteners purchased from domestic and international sources. Micron buys these snaps in bulk, performs additional quality control tests, and stocks inventory allowing for just in time shipments to its customers.

Inventory Requirements

        Our larger customers benefit from our ability to maintain inventory of standard sensors and snaps. This stocking inventory allows for predictable and planned production resulting in cost efficiencies that have been passed on to our customers. The rebate program discussed in the marketing section above ensures that volume based discounts to our customers are granted for targeted volume shipped.

Research and Development

        ART’s research and development efforts focused primarily on the conversion of DOS software packages in the SAECG product lines into a Windows environment and preparing the software to easily integrate with original equipment manufacturer’s cardiac monitoring equipment. For the fiscal years ended December 31, 2003, and 2002, ART had research and development expenses of approximately $5,000, and $24,000, respectively, which consisted principally of payments to its programming consultants.

        Micron’s research and development expenses in 2003 were $32,000 which included expenses on a new type of sensor, production improvement processes, and a new type of EEG sensor for a specific customer. In 2002, research and development expenditures of $28,000 were related to a new type of silver plated sensor developed in order to expand its volume primarily in the Pacific Rim region.

Patents and Proprietary Technology

        As part of the purchase of substantially all the assets of Corazonix in 1993, ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals. The Corazonix technologies are utilized in the current version of Predictor® 7. ART acquired U.S. Patent No. 5,117,833 entitled “Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials,” (the “Bi-Spec Patent”) which expires in 2009. ART also acquired three additional patents, which cover the spectral-temporal, mapping post-processing software packages sold by ART. The U.S. Patent Office granted United States Patent No. 5,609,158 entitled “Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals” which covers a frequency domain analysis technique for SAECG data, in March 1997.

        The Simson Patent, which covers signal averaging and filter technologies also utilized in the Predictor® 7 product, expired in 2002. The Simson technology has been coupled to a patented process (Mortara) that is used by ART products and effectively extends the useful life of Simson technologies. ART believes that patent protection is important to its business and anticipates that it will apply for additional patents or extensions as deemed appropriate.

        The Company believes that ART’s products do not and will not infringe on patents or violate proprietary rights of others. In the event that ART’s products infringe patents or proprietary rights of others, ART may be required to modify the design of its products or obtain a license. There can be no assurance that ART will be able to do so in a timely manner upon acceptable terms and conditions. In addition, there can be no assurance that ART will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if ART’s products infringe patents or proprietary rights of others, ART could, under certain circumstances, become liable for damages, which could have a material adverse effect on earnings.

         Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver / silver chloride-plated sensors. To maintain our trade secrets associated with the manufacture of disposable electrode sensors, key employees have executed nondisclosure agreements. Micron produces a product using a patented material in the sensor. Micron paid $4,363 in 2003 and $4,438 in 2002 in royalties associated with this patent.

Government Regulation

        ART’s software products are subject to and currently comply with clearance and distribution requirements from governmental regulatory authorities, principally the FDA and the EU. These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured. Continued development of the product line is managed in accordance with applicable regulatory requirements.

         Micron’s sensor elements are components used in medical devices designed and manufactured by original equipment manufacturers. As such, these elements are not required to be listed with regulatory agencies and do not need to have regulatory clearance for distribution. However, because Micron primarily distributes sensors to manufacturers for use in finished medical devices, Micron exercises as stringent controls over its manufacturing processes and finished products as would be required if the sensors were considered medical devices.

Environmental Regulation

        Micron’s operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. A specific insurance policy has been purchased to offset this risk to the Company and the environment.

        Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities. Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in our processes. In 2003, the related expenditures for waste treatment were approximately $36,000 and $2,000 in depreciation of the treatment equipment. Operational costs are expected to be similar in 2004, and scheduled depreciation expense remains the same. As a result, Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

        As of December 31, 2003, the Company had 46 full-time and 3 part-time employees including 12 administrative, sales and supervisory personnel, 10 quality control personnel and 27 production personnel. A union does not represent the employees of the Company.

Medical Consultants

        From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2003 and 2002, the Company used consultants on a specific project basis. Amounts paid to medical consultants during 2003 and 2002 were $7,263 and $6,650, respectively.

Item 2. DESCRIPTION OF PROPERTY.

        The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is a 94,000 square foot, two story building. We believe our current facilities are sufficient to meet our current production needs through fiscal year ending December 31, 2004. A 40,000 square foot portion of the second building is undergoing renovations to preserve and create functioning space from a previously unused section of the facility. The renovations are approximately 50% complete and costs incurred to date are $245,000 of the $500,000 budget. Management believes that the project is on budget and expects completion on or before the end of the third quarter of 2004.

Item 3. LEGAL PROCEEDINGS.

        The Company is not a party to any material threatened or pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The results of the Company’s 2003 Annual Meeting of Shareholders were reported in the Company’s Form 10-QSB for the quarter ending March 31, 2003.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        ART’s Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT. Prior to that, ART’s stock was listed on NASDAQ.

        The following table sets forth, for the period indicated, the high and low sale prices per share for ART’s Common Stock as quoted by the American Stock Exchange.

	High	Low
Year Ended December 31, 2003
1st Quarter	$3.04	$2.55
2nd Quarter	4.90	2.75
3rd Quarter	6.80	4.03
4th Quarter	34.00	5.90
Year Ended December 31, 2002
1st Quarter	$3.25	$2.46
2nd Quarter	3.25	2.76
3rd Quarter	3.05	2.35
4th Quarter	2.96	2.51

        As of February 13, 2004 the number of record holders of ART’s common stock was estimated to be 400.

Dividend Policy

        The Company declared its first cash dividend in August of 2003, payable on September 1, 2003. The declared dividend of $.05 per share was paid using the cash reserves available. In February of 2004, the Company declared another dividend payable on March 24, 2004 to holders of record on March 10, 2004. The Company’s cash reserves were more than adequate to facilitate this payment. At this time, the Company does not plan to pay any other dividends. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisition, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future. The Company’s demand line of credit agreement contains conditions including restrictions with regard to prior notification of the payment of dividends.

Securities authorized for issuance under equity compensations plans

          2003 Stock Grant Bonus Plan

        In December 2003, the Board of Directors approved a plan to grant stock as part of a year end bonus in lieu of cash. The plan was closed on December 31, 2003 and a total of 2,360 shares were granted to the employees including members of management. It was the Board of Directors opinion that this grant would align the goals of the shareholders and the employees. In December 2003, Form S-8 registration statement was filed registering the stock reserved for issuance under the plan.

          2001 Stock Option Plan

        In October 2001, the shareholders of the Company approved the adoption of the 2001 Stock Option Plan (the “Option Plan”) and reserved 200,000 shares of the Company’s common stock for issuance under the Option Plan. Options to purchase 60,000 shares were granted by the Board of Directors to officers in 2001. In 2002, options for 30,000 of those shares granted to an officer lapsed upon the resignation of the officer and the shares became available for grant under the plan. Options for 25,000 shares were granted to an officer in 2003. Of the remaining 55,000 options granted under this plan, 25,000 granted in 2003 are not vested, 18,000 granted in 2001 are not vested, 3,000 were exercised in 2003 and 9,000 of the options are vested and remain exercisable on December 31, 2003. A total of 145,000 shares remain available for future option grants. In December 2003, a Form S-8 was filed registering the offer and sale of the stock reserved for issuance under the plan.

          1987 Incentive Stock Option Plan

        In 1987, the shareholders of the Company approved the incentive stock option plan (the “ISO Plan”). The ISO Plan was terminated for additional grants in 2001 and of the remaining options to purchase 26,000 shares 2,000 expired and 24,000 were exercised in December of 2003. Under the ISO Plan, the exercise price of the options is the fair market value of the common stock on the date of grant. The range of exercise prices of options granted under the ISO Plan was $1.06 to $6.00 per share for all options outstanding and granted under the 1987 ISO Plan, with a weighted average exercise price of $1.44 per share. The ISO Plan was terminated for additional grants in 2001 and currently does not have any outstanding and exercisable options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	52,000	S1.74	145,000

Equity compensation plans not approved by security holders	--	--	--

Totals	52,000	$1.74	145,000

See also Note 7 of the Company's financial statements for a description of the Company's equity compensation plans

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussions of the Company’s results of operations and financial condition should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

        Any forward looking statements made herein are based on current expectations of the Company that involves a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will” . The factors that could cause actual results to differ materially include: impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.

        Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:

•	our ability to finance our business;
•	our ability to maintain our current pricing model and/or decrease our Cost of Sales;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	adverse regulatory developments in the United States or any other country we plan to do business in;
•	entrance of competitive products in our markets;
•	no adverse publicity related to our products or the Company itself;
•	no adverse claims relating to our Intellectual Property;
•	the adoption of new, or changes in, accounting principles; legal proceedings;
•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions, if any;
•	and other new lines of business that the Company may enter in the future;
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

        The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

         Results of Operations

        The Company’s products are devices that help in the detection and analysis of potentially fatal cardiac events. The primary source of revenue relates to the production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. Inasmuch as the Company’s business is currently narrowly focused, management is attempting to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

        The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company’s statements of operations.

	Years ended December 31,
	2003	2002
Net sales	100.0%	100.%
Cost of sales	63.1	68.6
Gross profit	36.9	31.4
Selling and marketing	2.7	3.0
General and administrative	13.3	15.6
Research and development	0.5	0.7
Other (income), net	(0.7)	--

Income before income taxes and cumulative effect of change in
accounting principle	21.1	12.1
Income tax provision	4.7	0.7
Income before cumulative effect of change in accounting principal	16.4	11.4
Cumulative effect of change in accounting principle, net of tax	--	0.8
Net income	16.4%	10.6%

      Revenue

        Net Sales for 2003 were $7,677,367, an increase of $485,302, or 6.75%, when compared to the total net sales of $7,192,065 in 2002. The increase in net sales is a direct result of higher sales volume in Micron’s sensors. A 9.5% increase in sensor sales dollars was partially offset by a decrease in non-sensor sales. The sensor net sales increase of 9.5% includes a volume increase of over 18%. The volume increase came in the form of new types of sensors at various price points; therefore, the product mix sold is responsible for the difference in sales dollar increase and sales volume increase. The flexibility of product development and design has grown the sales dollars and unit volume in a competitive price sensitive market.

          Cost of Sales

        Cost of sales as a percent of revenues was 63.1% in 2003 compared to 68.6% in 2002. The reduction in cost of sales as a percentage of revenues in 2003 is primarily attributed to the process improvements and the increased unit volume that resulted in manufacturing efficiencies. By instituting these process improvements, Management reduced material and manufacturing overhead costs directly associated with the cost of goods sold for sensors. While the gross margin improvement in 2003 was dramatic, management believes continued attention to the production environment will yield more savings. Cost of sales in 2002 also includes an impairment charge of $50,923 related to obsolete electrode assembly machine parts.

          Selling and Marketing

         Selling and marketing expenses decreased from $215,298 (3.0% of net sales) to $208,585 (2.7% of net sales) a reduction of $6,713, or 3% in 2003 as compared to 2002. This slight reduction in cost can be attributed to reductions in the employee benefits cost of the personnel in the sales department being greater than increases in wage expense.

         At this time, no significant cost is associated with the effort to license the ART SAECG software products. Work continues on the Company’s plans to market this software under license agreements with original equipment manufacturers.

          General and Administrative Expenses

         General and administrative expenses were $1,020,869 (13.3% of net sales) in 2003 as compared to $1,127,351 (15.6% of net sales) in 2002, a decrease of $106,482 or 9%. In the year ended December 31, 2002, the Company incurred approximately $111,000 of legal expenses and $25,600 in other professional and corporate expenses related to an attempt to acquire certain business assets of a competitor of Micron. The negotiations to acquire the assets were discontinued in July 2002. In the year ended December 31, 2003, the Company did not have these unusual items. Continuing efforts towards containment of legal and other administrative expenses contributed to the reductions in cost when compared to prior years.

          Research and Development

         Research and development costs decreased from $52,456 (0.7% of net sales) in 2002 to $37,285 (0.5% of net sales) in 2003, a decrease of $15,171, or 29%. In 2003, expenditures related to the development of specialty sensors of unique designs and dramatic process improvements to reduce the manufacturing cost of sensors. In 2002, $24,220 of cost was the outside programming service used to complete the Predictor®7 conversion and $28,236 on Micron’s development of a specialty sensor.

          Interest Expense

        Interest expense was $5,516 in 2003 compared to $15,932 in 2002, a decrease of $10,416, or 65%. In 2003, the interest expense is a charge associated with the unutilized borrowing base of the revolving loan. This agreement was terminated in July 2003. In 2002, the $15,932 of expense is related to the 11% bonds which were repaid in May, and a $10,000 annual charge for the unutilized borrowing base on the $1,000,000 revolving loan.

          Other Income (Expense)

        Other income was $61,027 in 2003 compared to $15,015 in 2002, an increase of $46,012, or 306%. Most of the increase included the collection of a previously written off note related to a non-operating project for $29,995 and the lack of bond amortization expense in 2003 versus 2002. Interest and miscellaneous income were level year over year.

          Income Taxes

        The Company’s effective income tax rate was 22.3% in 2003 compared to 6% in 2002. With the increase in income, the Company paid state and federal taxes in 2003 as compared to just state taxes in 2002. The effective rates are lower than the statutory rates primarily due to reductions in the deferred tax valuation allowance during 2003 and 2002. While the use of the net operating loss carry forwards will continue at the maximum allowed by Internal Revenue Code, the Company anticipates a greater percentage of income to be owed as taxes and thus a higher effective tax rate in the future.

          Cumulative Effect of Change in Accounting Principle

         Effective January 1, 2002 the Company adopted FASB Statement No.141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

        As of January 1, 2002, the Company’s goodwill of $1,326,000 related to two reporting units, $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines. The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle for the twelve months ended December 31, 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2003.

          Earnings Per Share

        The earning per share basic was $0.48 in 2003 as compared to $0.26 in 2002 an increase of $0.22, or 85%. The increase in earnings reflects the combination increased volume which decreased per unit manufacturing cost, and continued control over administrative expenses.

        The Company has an ongoing stock repurchase program as described in Item 5 of this report, which resulted in the repurchase of 148,200 shares of the Company’s common stock in the first quarter of 2003 and 270,413 shares in 2002. The reduction in the number of outstanding shares has had the effect of increasing the Company’s earnings per share as reported. This decrease in the weighted average number of shares outstanding has had the effect of increasing the basic earnings per share as reported in 2003 by $.02 per share, and in 2002 by $.01 per share.

          Liquidity and Capital Resources

        Working capital was $4,122,793 as of December 31, 2003 as compared to $3,577,424 as of December 31, 2002. The $545,369 increase in working capital in 2003 was the result of continued positive operating results that produced positive cash flows of $348,253. Cash and cash equivalents were $2,121,665 and $1,773,412 at December 31, 2003, and 2002 respectively. Substantially all these funds are invested in fixed rate bank instruments that are highly liquid.

        In addition, the announced repurchase program of the Company’s common stock resulted in acquisition of 148,200 shares for $438,640 in 2003 and 270,413 shares for $730,837 in 2002. The Company reauthorized its most recent Stock Buy Back Program on June 26, 2003 authorizing an additional $650,000 worth of stock to be purchased from time to time as determined by management based upon market conditions.

        Inventories decreased by $184,101 in 2003 compared to an increase of $226,978 at the end of 2002. The increased use of capital to fund inventory at December 31, 2002 was the result of carrying a larger quantity of radiotranslucent base resin, and manufactured product. In 2003, these radiotranslucent inventories as well as other raw materials were reduced through better management of the production cycle.

        Essentially all of the capital equipment expenditures of $736,685 in 2003 and $420,013 ($219,325 net of disposals) in 2002 were related to the electrode sensor operation at Micron. In 2003, $400,000 of the capital expenditures was on machinery and equipment in Micron’s production facility. This includes $85,000 paid for custom equipment not yet delivered that will require an additional $90,000 upon delivery and installation in 2004. The tooling and equipment is expected to improve the production of sensor manufacturing by reducing in process waste. Also in 2003, approximately $300,000 was spent for property and building improvements. After $55,000 for land improvements, the remaining $245,000 is associated with the renovation of the previously unused 40,000 square feet of space. The space is expected to be complete by the middle of 2004, with an additional $255,000 capital outlay in 2004.

        A new unsecured $1,000,000 renewable credit facility was negotiated and signed in December of 2003. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to ($300,000 maximum). This facility has no borrowing base charge. There were no outstanding borrowings on our lines of credit as of December 31, 2003 and 2002, and no borrowings during 2003 and 2002. Interest expense includes an unutilized borrowing base charge of $5,500 and $10,000 in 2003 and 2002, respectively.

        The new agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

        Funding for future research and development is expected to come from cash provided by ongoing operations and at this time there are no plans for projects that would require outside funding.

         On March 3, 2004, the Company reported on its Current Report on Form 8-K that it had announced that Micron had entered into a non-binding letter of intent to purchase substantially all of the operating assets of New England Molders, Inc. ("NEMI") of Shrewsbury, Massachusetts. The purchase price is payable in the form of $1,100,000 from working capital and ART common stock with a market value of $400,000 (or in cash at Micron's option). NEMI is a custom thermoplastic injection molder specializing in the manufacture of intricately designed disposable products primarily for the medical and electronics industries. Closing of the transaction is subject to customary contingencies including satisfactory conclusion of due diligence.

          Inflation

        The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations.

          Factors that may affect future operating results

        In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating the Company and its business. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that the Company does not presently know or currently deems immaterial may also impair the Company’s business, results of operations and financial condition.

         The Company’s operating results may fluctuate significantly as a result of a variety of factors.

        Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include: the level of demand for the products that we may develop; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

        If trade secrets are not kept confidential, the secrets may be used by others to compete against us.

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

          Dependence on a limited number of customers.

        In the fiscal years 2003 and 2002, 68% and 75%, respectively of the Company’s revenues was derived from three customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

        The vast majority of revenues are derived from the sale of a single product.

        In fiscal years 2003 and 2002, the Company derived 94% and 92%, respectively, of its income from medical electrode sensors for use in disposable electrodes. While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors. Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results.

          The Company is subject to stringent environmental regulations.

        The Company is subject to a variety of Federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from the Company’s manufacturing processes. Failure to comply with environmental law could subject the Company to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if it did not cause the contamination.

         The Company may make acquisitions of companies, products or technologies that may disrupt the business and divert management’s attention, adversely impacting our results of operations and financial condition.

        The Company may make acquisitions of complementary companies, products or technologies from time to time. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies if we fail in this integration. Acquisitions may cause disruptions in operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may also have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of such acquisition-related costs or amortization costs for other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of such acquisitions. Other than as disclosed herein or disclosed since December 31, 2003, we are not party to any agreements, written or oral, for the acquisition of any company, product or technology.

         If the Company is unable to keep up with rapid technological changes, our processes, products or services may become obsolete and unmarketable.

        The medical device and medical software industries are characterized by technological change over time. Although we attempt to expand our technological capabilities in order to remain competitive, discoveries by others may make our processes or products obsolete. If we cannot compete effectively in the marketplace, our potential for profitability and financial position will suffer.

         The Company could become involved in litigation over intellectual property rights.

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

          A product liability suit could adversely affect our operating results.

        The testing, manufacture, marketing and sale of medical devices of our customers entail the inherent risk of liability claims or product recalls. If our customers are involved in a lawsuit, it is foreseeable that the Company would also be named. Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could have a material adverse effect on our business, financial condition, and ability to market product in the future.

          Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to Consolidated Financial Statements describe the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

        Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Factors that may affect future operating results.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

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

        The Company maintains a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least annually and any provision for excess and obsolete inventory is recorded. The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

          Deferred Tax Assets

        The Company assesses its deferred tax assets for realizability based upon a more likely than not to be realized criteria. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In 2003 and 2002 the Company determined that it would likely realize its deferred tax assets in the future in excess of its net recorded amount, increasing net income by approximately $369,000 in 2003 and $249,000 in 2002.

          Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.

          Asset Impairment – Long Lived Assets

        The Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Included in cost of sales for 2002 is an impairment charge of $50,923 related to machine parts, which were used in the electrode assembly machine leasing business. The parts were determined to have no future utilization and therefore were fully impaired.

Item 7.   FINANCIAL STATEMENTS.

        The information required by this item may be found on pages F-1 through F-19 of this Annual Report on Form 10-KSB.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 8A.   CONTROLS AND PROCEDURES.

         As of the end of the period covered by this Annual Report on Form 10-KSB, the Disclosure Committee of the Company, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“the Certifying Officers”), carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a - 15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 as amended (‘the Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated there under. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included as exhibits to this Annual Report on Form 10-KSB.

         Further, there were no changes in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2004 Annual Meeting of Shareholders to be held on May 14, 2004.

Item 10.   EXECUTIVE COMPENSATION.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                 RELATED STOCKHOLDER MATTERS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

The Company hereby furnishes exhibits listed on the attached exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

(b)	Reports filed in the fourth quarter on Form 8-K

1. On October 31, 2003 a form 8-K was filed detailing under item 7 a press release announcing its financial results for the third quarter ended September 30, 2003.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required under this item is incorporated by reference to the applicable information in our proxy statement for our 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

SIGNATURES

        In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:    /s/ James E Rouse
               James E. Rouse,
               President and Chief Executive Officer
               March 30, 2004

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Rouse	President and Chief Executive Officer	March 30, 2004
James E. Rouse	(Principal Executive Officer)

/s/ David A. Garrison	Chief Financial Officer	March 30, 2004
David A. Garrison	(Principle Financial and Accounting Officer)

/s/ E. P. Marinos	Chairman of the Board	March 30, 2004
E. P. Marinos

/s/ Russell C. Chambers	Director	March 30, 2004
Russell C. Chambers

/s/ Julius Tabin	Director	March 30, 2004
Julius Tabin

/s/ Paul F. Walter	Director	March 30, 2004
Paul F. Walter

/s/ James E. Rouse	Director	March 30, 2004
James E. Rouse

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	By-laws	(k)
3.2	Certificate of Agreement of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and Arrhythmia Research Technology, Inc., a Delaware Corporation	(a)
3.3	Articles of Merger of Arrhythmia Research Technology, Inc., a Louisiana Corporation, and Arrhythmia Research Technology, Inc., a Delaware corporation	(a)
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(j)
4.7*	2003 Stock Bonus Plan	(o)
10.13	Agreement and Plan of Merger executed by ART and Arrhythmia Research Technology, Inc., a Louisiana corporation	(a)
10.22	Asset Purchase Agreement, dated February 17, 1993, by and among Hubbard, Thurman, Tucker & Harris, L.L.P. and ART related to Corazonix	(f)
10.23	Agreement and Plan of Merger, dated November 25, 1992, among Arrhythmia Research Technology, Inc., ART Merger Subsidiary II, Inc., Micron Products, Inc. and Micron Medical Products, Inc.	(e)
10.24	Merger Agreement, dated November 25, 1992, between ART Merger Subsidiary II, Inc. and Micron Products, Inc.	(e)
10.25	Asset Purchase Agreement, dated July 9, 1993, between Arrhythmia Research Technology, Inc. and Corazonix Corporation	(g)
10.26	Amendment to Asset Purchase Agreement, dated November 5, 1993, between Arrhythmia Research Technology, Inc. and Corazonix Corporation	(i)
10.34	Asset Purchase Agreement, dated March 5, 1997, between Micron Products, Inc. and Newmark, Inc.	(l)
10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001	(m)
21.0	Subsidiaries	(n)
23.1	Consent of BDO Seidman LLP	X-1
28.09	Merger Agreement, dated December 26, 1993, between Micron Products, Inc. and Micron Medical Products, Inc.	(i)
28.10	Articles of Merger of Parent and Subsidiary	(i)
28.11	Consent Judgment signed by Arrhythmia Research Technology, Inc. and Corazonix Corporation and entered on November 15, 1993	(h)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
32.1	Certification pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
32.2	Certification pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company's Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(e)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on December 10, 1992.
(f)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1992 as filed with the Commission in March 1993.
(g)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on July 15, 1993.
(h)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on November 22, 1993.
(i)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on June 30, 1998.
(j)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(k)	Incorporated by reference from the Company's Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(l)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 1997 as filed with the Commission in March 1998.
(m)	Incorporated by reference from the Company's Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(n)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2002 as filed with the Commission in March 2003.
(o)	Incorporated by reference from the Company’s Registration Statement of Form S-8 as filed with the Commission in December 2003, Registration Statement No. 333-111326.

Arrhythmia Research Technology, Inc.

And Subsidiary

Independent Auditors’ Report

To the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company in 2002 adopted the provisions of Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/ BDO Seidman, LLP
Gardner, Massachusetts
February 13, 2004

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2003	2002

Assets

Current assets:
Cash and cash equivalents	$2,121,665	$1,773,412
Trade accounts receivable, net of allowance
for doubtful accounts of $15,000 and $39,000	1,447,697	979,774
Inventories (Note 3)	939,964	1,124,065
Deposits, prepaid expenses and other current assets	62,926	79,726

Total current assets	4,572,252	3,956,977

Property, plant and equipment, net (Note 4)	3,065,513	2,831,836

Goodwill (Note 2)	1,244,000	1,244,000

Deferred income taxes, net (Note 6)	398,923	444,923

Other assets	20,260	--

Total assets	$9,300,948	$8,477,736

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2003	2002

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 283,483	$ 156,275
Accrued expenses	165,976	223,278

Total current liabilities	449,459	379,553

Commitments and contingencies (Notes 7 and 8):

Shareholders' equity (Notes 2 and 11):
Common stock, $.01 par value; 10,000,000 shares authorized;
3,917,491 and 3,888,131 issued, respectively	39,175	38,881
Additional paid-in-capital	9,224,169	9,161,707
Common stock held in treasury, 1,287,918 and 1,139,718 shares at cost	(3,526,756)	(3,088,116)
Retained earnings	3,114,901	1,985,711

Total shareholders' equity	8,851,489	8,098,183

Total liabilities and shareholders' equity	$9,300,948	$8,477,736

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2003	2002

Net sales (Note 8 and 12)	$ 7,677,367	$ 7,192,065
Cost of sales	4,844,789	4,934,307

Gross profit	2,832,578	2,257,758

Selling and marketing	208,585	215,298
General and administrative	1,020,869	1,127,351
Research and development	37,285	52,456

Income from operations	1,565,839	862,653

Other income (expense):
Interest expense (Note 5)	(5,516)	(15,932)
Other income	61,027	15,015

Total other income (expense), net	55,511	(917)

Income before income taxes and cumulative effect
of change in accounting principle	1,621,350	861,736
Income tax provision (Note 6)	362,000	52,000

Income before cumulative effect of change in accounting
principle	1,259,350	809,736
Cumulative effect of change in accounting principle, net of
income taxes of $25,000 (Note 2)	--	(57,000)

Net income	$1,259,350	$ 752,736

Earnings per share (Note 2):
Before cumulative effect of change in accounting principle:
Basic	$ 0.48	$ 0.28
Diluted	$ 0.48	$ 0.28

After cumulative effect of change in accounting principle:
Basic	$ 0.48	$ 0.26
Diluted	$ 0.48	$ 0.26

Cash dividend paid per share:	$ 0.05	$ 0.00

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Note 7 and 11)

	Shares	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Total
December 31, 2001	3,758,181	$37,582	$8,999,581	$(2,357,279)	$1,232,975	$7,912,859

Treasury stock purchase of 270,413 shares, at cost	--	--	--	(730,837)	--	(730,837)
Exercise of stock options and warrants	129,950	1,299	162,126	--	--	163,425
Net income	--	--	--	--	752,736	752,736

December 31, 2002	3,888,131	38,881	9,161,707	(3,088,116)	1,985,711	8,098,183

Treasury stock purchase of 148,200 shares, at cost	--	--	--	(438,640)	--	(438,640)
Exercise of stock options	27,000	270	31,206	--	--	31,476
Employee stock grant in lieu of cash bonus	2,360	24	31,256	--	--	31,280
Cash dividends ($.05 per share)	--	--	--	--	(130,160)	(130,160)
Net income	--	--	--	--	1,259,350	1,259,350

December 31, 2003	3,917,491	$39,175	$9,224,169	$(3,526,756)	$3,114,901	$8,851,489

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2003	2002
Cash flows from operating activities:
Net income	$1,259,350	$752,736
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	--	82,000
Impairment of long-lived assets	--	50,923
Depreciation and amortization	503,008	621,130
Provision for doubtful accounts	(23,660)	12,167
Employee stock grant in lieu of cash bonus	31,280	--
Deferred income tax provision	46,000	--
Changes in operating assets and liabilities:
Trade accounts receivable	(444,263)	(137,515)
Inventories	184,101	(226,978)
Deposits, prepaid expenses and other assets	(3,460)	(51,839)
Accounts payable and accrued expenses	69,906	(278,297)

Net cash provided by operating activities	1,622,262	824,327

Cash flows from investing activities:
Capital expenditures, net of disposals	(736,685)	(219,325)

Cash flows from financing activities:
Issuance of common stock	31,476	163,425
Cash dividend paid	(130,160)	--
Payments on long-term debt	--	(125,000)
Purchase of treasury stock	(438,640)	(730,837)

Net cash used in financing activities	(537,324)	(692,412)

Net increase (decrease) in cash and cash equivalents	348,253	(87,410)

Cash and cash equivalents, beginning of year	1,773,412	1,860,822

Cash and cash equivalents, end of year	$2,121,665	$1,773,412

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

1.	Description of Business

Arrhythmia Research Technology, Inc. ("ART"), a Delaware corporation, is attempting to license the medical software for monitoring, analyzing and treating heart disease to medical equipment manufacturers. Micron Products, Inc. ("Micron"), a Massachusetts corporation, a wholly-owned subsidiary of ART, is a manufacturer of silver / silver chloride-plated sensor elements, a component primarily used in the manufacture of disposable medical electrodes designed for electrocardiograph ("ECG"). Additionally, Micron acts as a distributor of metal snap fasteners, another component used in the manufacture of disposable medical electrodes. Micron manufactures and leases high speed electrode assembly machines to its sensor and snap customers.

2.	Accounting Policies

	Principles of Consolidation	The consolidated financial statements include the accounts of ART and Micron (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

	Revenue Recognition	Revenue from product sales is recognized upon shipment of the product, as the title and risk of loss passes to the customer at the time of shipment.

Cash and Cash equivalents

Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions. The Company considers highly liquid investments that can be readily converted to cash at par value to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Silver is inventoried with approximately one month's usage and is not re-priced as the inventory turns make the changes immaterial. Cost of inventories is determined by the first-in, first-out method.

	Concentration of Credit Risk	Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and cash and cash equivalents.

Accounts receivable are customer obligations due under normal trade terms. Micron's products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

Senior management reviews accounts receivable on a bimonthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write offs might exceed the recorded allowance.

It is the Company's policy to place its cash and cash equivalents in high quality financial institutions. The Company does not believe significant credit risk exists above federally insured limits with respect to these institutions.

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

Included in cost of sales for 2002 is an impairment charge of $50,923 related to machine parts which were used in the electrode assembly machine leasing business. The parts were determined to have no future utilization. After examination, no further impairment was deemed necessary as of December 31, 2003.

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

As of January 1, 2002, the Company's goodwill of $1,326,000 consisted of two reporting units, $82,000 associated with attaching machine assets purchased from Newmark, Inc. in 1997 and $1,244,000 associated with the acquisition of Micron Products Inc. in 1992. As a result of the transitional impairment tests, the goodwill associated with the Newmark agreement was determined to be impaired as determined by using the present value of future cash flows solely related to attaching machines.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Goodwill (Continued)

The balance of $82,000 ($57,000 net of tax) is being reported as the cumulative effect of change in accounting principle in 2002. The diminishing number of leases and sales of attaching machines used for the assembly of disposable medical electrodes in this mature industry lead to the impairment of Newmark goodwill. There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2003.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share Data

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

Basic and diluted EPS computation for the years ended December 31, 2003 and 2002 are as follows:

Years ended December 31,	2003	2002
Net income available to common shareholders	$1,259,350	$752,736
Weighted average common shares outstanding	2,624,343	2,875,244
Basic EPS	$0.48	$0.26

Diluted EPS:
Net income available to common shareholders	$1,259,350	$752,736
Weighted average common share outstanding	2,624,343	2,875,244
Assumed conversion of net common shares issuable under stock option plans	25,931	60,040
Weighted average common and common equivalent shares outstanding	2,650,274	2,935,284

Diluted EPS	$0.48	$0.26

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

	Preferred Stock	The Company has 2,000,000 shares of $1 par value preferred stock authorized. No shares have been issued.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company plans to continue accounting for its employee stock-based compensation under the intrinsic value method in accordance with APB 25.

Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

Years ended December 31,	2003	2002
Net income - as reported	$1,259,350	$752,736
Deduct: Total stock-based compensation
expense determined under fair value
based method	(7,876)	(7,876)

Net income - pro forma	$1,251,474	$744,860

Basic earnings per share:
as reported	$0.48	$0.26
proforma	$0.48	$0.26

Diluted earnings per share:
as reported	$0.48	$0.26
proforma	$0.47	$0.25

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Comprehensive Income

The Company follows the provisions of SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2003 and 2002.

Industry Segments

The Company follows the provisions of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which requires reporting of selected information about operating segments in interim and annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Shipping and Handling Costs	Shipping and handling costs include primarily freight and are classified as a cost of sales in the consolidated statements of income.

	Reclassifications	Certain previously reported 2002 amounts for selling and marketing and general and administrative have been reclassified in order to conform to the 2003 presentation.

3.	Inventories	Inventories consist of the following:

December 31,	2003	2002
Raw materials	$144,486	$215,552
Work-in-process	347,592	290,368
Finished goods	447,886	618,145

Total	$939,964	$1,124,065

4.	Property, Plant and Equipment,	Property, plant and equipment consist of the following:
	Net	December 31,	Asset Lives	2003	2002

		Machinery and equipment	5 to 15 years	$5,114,023	$4,739,594
		Equipment held for lease	10 years	286,751	292,621
		Building and improvements	20 years	1,924,711	1,869,894
		Vehicles	3 to 5 years	24,445	24,445
		Furniture and fixtures	3 to 5 years	342,668	313,378
		Construction in progress		246,118	--

				7,938,716	7,239,932
		Less accumulated depreciation		(4,873,203)	(4,408,096)

		Net property, plant and equipment		$3,065,513	$2,831,836

		Construction in progress relates to building renovations with an estimated cost to complete of approximately $250,000.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

4.	Property, Plant and Equipment, Net
(Continued)

The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $163,941 and $143,920 at December 31, 2003 and 2002 respectively.

5.	Debt

Revolving Credit Facility

A new unsecured $1,000,000 renewable credit facility was negotiated and signed in December of 2003. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to ($300,000 maximum). This facility has no borrowing base charge. This new credit facility replaced the Company's previous line of credit. There were no outstanding borrowings on the lines of credit as of December 31, 2003 and 2002 and no borrowings during 2003 and 2002. Interest expense includes an unutilized borrowing base charge of $5,500 and $10,000 under the old credit facility in 2003 and 2002, respectively.

The new agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

6.	Income Taxes
The income tax provision consists of the following:

Year ended December 31,	2003	2002

Current:
Federal	$ 228,000	$ --
State	88,000	52,000

	316,000	52,000

Deferred:
Federal	$ 34,000	$ --
State	12,000

	46,000	--

Total income tax provision	$ 362,000	$ 52,000

The Company's federal net operating loss ("NOL") carryforwards are approximately $651,000 at December 31, 2003 and expire through 2006. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

6.	Income Taxes (Continued)
The components of deferred income taxes are as follows:

December 31,	2003	2002
Deferred income taxes:
Inventories	$ --	$ 46,000
Property, plant and equipment	(36,000)	43,000
Patents and intangibles	203,000	199,000
Other	10,923	83,923
Net operating loss carryforwards	221,000	442,000
Valuation allowance	--	(369,000)

Deferred income taxes	$ 398,923	$ 444,923

The Company files a consolidated federal income tax return. For financial statement purposes, the actual effective consolidated tax rates have been applied to the income before income taxes when calculating the tax provision. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

Years ended December 31,	2003	2002

Tax provision computed at statutory rate	$ 551,000	$ 292,990
Increases (reductions) due to:
Tax effect of change in accounting principle	--	(25,000)
State income taxes, net of federal benefit	66,000	34,320
Changes in valuation allowance estimates	(369,000)	(249,446)
Other	114,000	(864)

Income tax expense	$ 362,000	$ 52,000

The changes in valuation allowance estimates are due to tax planning focused on accelerated use of deferred tax assets and more predictable taxable income estimates.

7.	Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 90% of their eligible compensation or up to the maximum allowable by the IRS. The Company's matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 2003 and 2002.

The Board of Directors after a recommendation from the Compensation Committee approved the establishment of a Stock Bonus Plan for the fiscal year ending December 31, 2003. This plan allocated up to 3,000 to be granted to eligible employees as part of a year end performance bonus. The plan terminated as scheduled at year end after granting stock to the employees.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

	Royalties	ART receives a non-exclusive royalty from Philips Medical for the sale of equipment that includes the ART's technology. The royalties received in 2003 and 2002 were $3,032 and $10,989, respectively.

ART licenses part of its signal-averaging technology from an unrelated entity. The license expired with the expiration of the patent in February 2002. Royalties paid in 2002 were $3,917.

ART's subsidiary Micron pays a royalty for use of patented material in a specific custom electrode. The royalties paid in 2003 and 2002 were $4,363 and $4,438, respectively.

Environmental Groundwater

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

Based on the Company's analyses and subject to the difficulty in estimating these future costs, the Company does not expect future costs in connection with environmental matters to have a material adverse effect on financial condition, result of operations or liquidity. To further guard against any future contingencies, the Company has purchased environmental release liability insurance to protect against a catastrophic loss which releases hazardous materials into the environment.

Employment Agreement

The Company has an employment agreement with an executive extending through September 2006. The agreement provides for a base compensation and certain other benefits. The agreement also contains other terms and conditions of employment, including termination payments under certain circumstances.

	Operating Leases	The Company leases vehicles and equipment under non-cancelable lease arrangements. Lease expense under all operating leases was approximately $34,000 and $40,000 in 2003 and 2002, respectively.

Future minimum operating lease payments as of December 31, 2003 are approximately as follows:

Year	Amount
2004	$34,000
2005	15,000

Total	$49,000

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

9.	Supplemental	Cash paid for income taxes and interest for the years ended December 31 are as follows:
	Cash Flow
	Information		2003	2002

		Income taxes	$224,120	$15,000
		Interest	5,516	10,203

10.	Related Party Transactions

The Company obtains legal services believed to be at arm's length terms with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $17,000, and $18,600 for years 2003, and 2002, respectively.

		During 2003 and 2002, healthcare coverage premiums of approximately $7,400 were paid on behalf of a Director of the Company in exchange for consulting services.

The Company obtains consulting services from a shareholder and Director of the Company related to acquisitions and other negotiations. Fees paid to this Director during 2003 and 2002 were $0 and $5,250, respectively.

11.	Stock Options

	2001 Stock Option Plan

In October 2001, the shareholders approved the adoption of the 2001 Stock Option Plan (the "Option Plan") and reserved 200,000 shares of the Company's common stock for issuance under the new Option Plan. Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the amount granted per year and expire six years from the date of grant. The exercise price is the fair market value of the common stock on the date of the grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses assumptions for dividend yield, expected volatility, and a risk-free interest rate.

In 2001, options for 60,000 shares were granted to two officers at an exercise price of $2.00. After the resignation of one of those officers whereby half of these options were forfeited, 170,000 shares were available for future grants. The weighted average fair market value on the date of grant of the options granted was $1.31. The assumptions used for the 60,000 options issued in 2001 were a dividend yield of 0%, expected volatility of .8, and a risk free rate of 3.0%

In 2003, options for 25,000 shares were granted an officer at an exercise price of $4.85. At December 31, 2003, 145,000 options are available for future grants. The weighted average fair market value on the date of grant of the 2003 options granted was $0.66. The assumptions used for the 25,000 options issued in 2003 were a dividend yield of 0.15%, expected volatility of .046, and a risk free rate of 3.0%.

		On December 18, 2003, the Company registered 197,000 of the 200,000 shares underlying these options in this Option Plan.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11.	Stock Options (Continued)

	2001 Stock	Transactions under the Option Plan are summarized as follows:
	Option Plan
	(Continued)		2003	2002

		Options outstanding at beginning of year	30,000	60,000
		Issued	25,000	--
		Exercised	(3,000)	--
		Cancelled/expired	--	(30,000)

		Options outstanding at end of year	52,000	30,000

		Options exercised to date	3,000	--
		Available for grant at end of year	145,000	170,000

		Exercisable at end of year	9,000	6,000

The weighted average exercise price of options outstanding was $3.37 at December 31, 2003 and $2.00 at December 31, 2002.  The weighted average price of options exercisable at December 31, 2003 and 2002 was $2.00.

	Incentive Stock Option Plan

The Company had reserved 250,000 shares of its common stock for issuance to officers and key employees pursuant to an Incentive Stock Option Plan (the "ISO Plan"). Under the ISO Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. The range of exercise prices was $1.06 to $6.00 per share for all options outstanding and granted under the ISO Plan with a weighted average exercise price of $1.44 per share at December 31, 2002. The ISO Plan was terminated for additional grants in 2001.

		In December 2003, the remaining 24,000 options outstanding under the ISO Plan were exercised.

		Transactions under the ISO Plan are summarized as follows:
			2003	2002

		Options outstanding at beginning of year	26,000	28,000
		Exercised	24,000	--
		Cancelled/expired	(2000)	(2,000)

		Options outstanding at end of year	--	26,000

		Options exercised to date	38,000	12,500
		Available for grant at end of year	--	--

		Exercisable at end of year	--	26,000

	Non-Plan Options

During 1994, non-plan options for 144,000 shares, expiring in 2004, at an exercise price of $3.00, were granted to eight Directors. During September 1998, the Board of Directors repriced options outstanding to Directors and Officers. All options were repriced in 1998 to reflect the fair market value on the effective date of $1.06 per share. During 2002, the remaining 72,000 options were exercised.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments	The Company's operations are classified into two business segments; medical electrode components and computerized medical instruments.

The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2003 and 2002:

	Medical	Computerized
	Electrode	Medical
	Components	Instruments	Corporate	Consolidated
Year ended December 31, 2003:

Sales	$7,677,202	$165	$--	$7,677,367

Operating income (loss)	$1,612,419	$(46,580)	$--	$1,565,839

Capital Expenditures	$736,685	$--	$--	$736,685
Depreciation and Amortization	$503,008	$--	$--	$503,008
Total assets at December 31, 2003	$6,952,953	$185,284	$2,162,711	$9,300,948

	Medical	Computerized
	Electrode	Medical
	Components	Instruments	Corporate	Consolidated
Year ended December 31, 2002:

Sales	$7,188,325	$3,740	$--	$7,192,065

Operating income (loss)	$927,099	$(64,446)	$--	$862,653

Capital Expenditures	$219,325	$--	$--	$219,325
Depreciation and Amortization	$609,158	$--	$11,972	$621,130
Total assets at December 31, 2002	$6,655,611	$15,106	$1,807,019	$8,477,736

The following table sets forth the geographic distribution of the Company's net sales:

	2003	2002

Canada	$3,128,515	$3,133,890
Europe	1,704,150	1,239,172
United States	1,149,181	1,115,941
United Kingdom	1,142,132	1,430,459
Pacific Rim	471,261	230,917
Other	82,128	41,686

Net Sales	$7,677,367	$7,192,065

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments	The following table sets forth the percentage of net sales to significant customers of the medical electrode components segment in relation to total segment sales:
	(continued)	Customers			2003	2002

		A			37%	36%
		B			15%	19%
		C			16%	20%

13.	Quarterly		First	Second	Third	Fourth
	Financial Data		Quarter	Quarter	Quarter	Quarter

		2003

		Net sales	$1,875,568	$1,939,635	$1,975,049	$1,887,115
		Gross profit	702,040	738,495	727,233	664,810
		Net income	279,355	284,981	314,119	380,895
		Earnings per share	0.10	0.11	0.12	0.15

		2002

		Net sales	$1,915,097	$1,832,237	$1,630,427	$1,814,304
		Gross profit	632,381	577,180	548,463	499,734
		Net income	145,021	101,440	178,744	327,531
		Earnings per share	0.05	0.03	0.06	0.12

		During the fourth quarter of 2003, the Company adjusted income tax expense by approximately $83,000 to better reflect the expected utilization of deferred tax assets.

During the fourth quarter of 2002, the Company determined that $50,923 of electrode assembly machine parts had no future value and were charged to expense. Also in the fourth quarter of 2002, the Company adjusted income tax expense by approximately $80,000 to better reflect the expected utilization of deferred tax assets.