Form 10QSB
period 2004-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2004-05-14
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004 or

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

As of April 27, 2004 there were 2,638,573 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes         No   X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 - Press Release as issued on May 7, 2004

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31,	December 31,
	2004	2003

Current assets:
Cash and cash equivalents	$2,356,260	$2,121,665
Trade and other accounts receivable, net of allowance for
doubtful accounts of $6,830 and $15,173	1,472,683	1,447,697
Inventories, net	970,685	939,964
Deposits, prepaid expenses and other current assets	61,320	62,926

Total current assets	4,860,948	4,572,252
Property and equipment, net of accumulated depreciation of
$4,998,168 and $4,873,203	3,307,426	3,065,513
Goodwill	1,244,000	1,244,000
Deferred income taxes, net	366,923	398,923
Other assets	18,547	20,260

Total assets	$9,797,844	$9,300,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$486,834	$283,483
Accrued expenses	223,065	165,976

Total current liabilities	709,899	449,459

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value; 10,000,000 shares authorized,
3,926,491 shares and 3,917,491 shares issued	39,265	39,175
Additional paid-in-capital	9,274,033	9,224,169
Common stock held in treasury, 1,287,918 shares at cost	(3,526,756)	(3,526,756)
Retained earnings	3,301,403	3,114,901

Total shareholders' equity	9,087,945	8,851,489

Total liabilities and shareholders' equity	$9,797,844	$9,300,948

        The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$2,152,117	$1,875,568
Cost of sales	1,337,985	1,173,528

Gross profit	814,132	702,040

Selling and marketing	41,942	47,313
General and administrative	274,803	271,166
Research and development	7,096	1,497

Income from operations	490,291	382,064

Other income (expense)
Interest expense	--	(2,528)
Other income, net	7,140	5,819

Other income and interest expense	7,140	3,291

Income before income taxes	497,431	385,355
Income tax provision	179,000	106,000

Net income	$318,431	$279,355

Net income per share - basic	$0.12	$0.10

Net income per share - diluted	$0.12	$0.10

Cash dividends declared per share	$0.05	$0.00

Weighted average common shares outstanding - basic	2,632,441	2,687,841

Weighted average common shares outstanding - diluted	2,637,329	2,718,064

        The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$318,431	$279,355
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	124,965	130,446
Changes in assets and liabilities:
Trade and other accounts receivable	(24,986)	(80,455)
Inventories	(30,721)	(15,128)
Deposits, prepaid expenses and other assets	35,319	(106,404)
Accounts payable and accrued expenses	260,440	123,432

Net cash provided by operating activities	683,448	331,246

Cash flows from investing activities:
Capital expenditures, net of disposals	(366,878)	(17,408)

Net cash used in investing activities	(366,878)	(17,408)

Cash flows from financing activities:
Cash dividend paid	(131,929)	--
Proceeds from the exercise of stock options and warrants	49,954	--
Purchase of treasury stock	--	(438,640)

Net cash used in financing activities	(81,975)	(438,640)

Net increase (decrease) in cash and cash equivalents	234,595	(124,802)
Cash and cash equivalents at beginning of period	2,121,665	1,773,412

Cash and cash equivalents at end of period	$2,356,260	$1,648,610

Non-cash financing and investing activities
At March 31, 2004 the company has $857 of dividends payable.

        The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2003.

        The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

        Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

2. Inventories:

         Inventories consist of the following as of:

	March 31,	December 31,
	2004	2003

Raw materials	$192,586	$144,486
Work-in-process	291,018	347,592
Finished goods	487,081	447,886

Total	$970,685	$939,964

3. Stock-Based Compensation:

        The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net income - as reported	$318,431	$279,355
Deduct: Total stock-based compensation
expense determined under fair
value based method	(7,876)	(7,876)

Net income - pro forma	$310,555	$271,479

Basic earnings per share:
as reported	$0.12	$0.10
pro forma	$0.12	$0.10
Diluted earnings per share
as reported	$0.12	$0.10
pro forma	$0.12	$0.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

         Revenue for the quarter ended March 31, 2004 was $2,152,117 versus $1,875,568 for the quarter ended March 31, 2003, an increase of 14.7%. The increase in revenue in the first quarter is due to continued growth the sensor product line, and increases in other unique electrode applications to our existing customer base. There were no significant sales of the Company’s signal-averaging ECG products in the first quarter 2004.

Revenue from domestic and foreign sales for the three months is as follows:

	Three Months Ending March 31,
	2004	%	2003	%
Canada	$875,780	41	$743,957	40
Continental Europe	545,326	25	429,842	23
United Kingdom	377,600	17	315,199	17
United States	273,616	13	289,939	15
Pacific Rim	40,432	2	90,385	5
Other	39,363	2	6,246	--

Total	$2,152,117	100	$1,875,568	100

          Cost of sales was 62% of revenue for the quarter ended March 31, 2004 compared to 63% of revenues for the same period in 2003. The reduction was directly attributable to the lowering of the cost to manufacture product. The process improvements instituted over the last 18 months continue to maintain margins, and result in the more efficient use of energy, materials and chemicals. These improvements have had significant impact on the total cost of goods sold, and management continues to explore methods to increase gross margins without sacrificing product quality.

          Selling and marketing expense was $41,942 for the quarter ended March 31, 2004 as compared to $47,313 for the same period in 2003. The reduction of $5,371 is directly attributable to lower travel expenses. The travel schedule was not reduced, but the timing of the travel will fall in a different period.

          General and administrative expense was $274,803 for the quarter ended March 31, 2004 as compared to $271,166 for the same period in 2003. The increase of $3,637 cannot be attributed to any single expense and at less than a 2% increase is not significant. Management will continue to work to contain and reduce these costs.

          Research and development expense was $7,096 for the quarter ended March 31, 2004 as compared to $1,497 for the same period in 2003. The increase of $5,599 in the first quarter of 2004 was related to research expenditures related to ART's principal product, Predictor®7 as well as depreciation associated with the research equipment at Micron.

          Other income (expense) was $7,140 of income for the quarter ended March 31, 2004 as compared to $3,291 of income in the same period of 2003. The increase of $3,849 is attributed to elimination of the unused borrowing base fee from the revolving credit line and an increase in interest income associated with greater cash balances.

Income taxes as a percent of income before income taxes were 36% and 27% for the quarters ended March 31, 2004 and 2003, respectively. The reduction of the deferred tax asset valuation allowance in the year ended December 31, 2003 and the increase in pretax earnings has increased the corporate income taxes. Management will continue to maximize any tax incentive programs that could effectively reduce the Company’s tax liability.

Liquidity and Capital Resources

         Working capital was $4,151,049 March 31, 2004 compared to $4,122,793 at December 31, 2003, an increase of $28,296. Capital investment could decrease working capital with any significant obligation resulting from an acquisition, significant expansion of production capacity, a medical study, or further software development.

        Net capital expenditures were $366,878 for the first three months of 2004 as compared to $17,408 for the same period in 2003. Capital expenditures in the first three months of 2004 include $121,323 incurred in the renovation of 45,000 square feet of space expected to be completed in the summer of 2004, and $245,555 in new tools, machinery and equipment.

        The Company’s stock buyback program announced in June of 2003 resulted in the use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first nine months of 2003. There has been no stock buy back in the first quarter of 2004.

        The Company negotiated the terms of a demand line of credit with a different bank than that of the same period in 2003. The new bank has agreed to an unsecured $1,000,000 credit line. This non-collateralized financial vehicle was in place in December of 2003. No funds have been drawn down on the line as of March 31, 2004.

        The Company expects to meet cash demands with current operating cash flows for the foreseeable future with one exception. On May 7, 2004, the Company’s wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,500,000, including $1,100,000 in cash and $400,000 in ART common stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital.

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

         Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. The management reassesses the useful lives of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired from Micron Products Inc. or others in the future. If the actual sale of products and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. A review of goodwill determined impairment was not necessary as of March 31, 2004.

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

Item 3. Controls and Procedures

         As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision of, and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a – 15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934 as amended (‘the Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company’ filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

         Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

On May 6, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register 500,000 shares of its Common Stock using a “shelf” registration process. The Company may offer shares of its common stock from time to time under the prospectus at prices and on terms to be determined by market conditions at the time of the offering. However, the securities subject of the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

On May 7, 2004, the Company issued a press release reporting that its wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,500,000, including $1,100,000 in cash and $400,000 in ART common stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. A copy of the press release is attached as Exhibit 99.1. At closing $900,000 was paid, and 7,559 shares were issued to NEMI with the remaining balance subject to adjustments and payable over the next 12 months.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 — Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1

Exhibit 31.2 — Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 on page X-3

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 on page X-4

Exhibit 99.1 – Press Release issued on May 7, 2004 on page X-5

(b)	Reports filed in the first quarter on Form 8-K

1. On March 3, 2004 the Company filed a current report on form 8-K reporting the issuance of a press release announcing a proposed asset purchase.

2. On February 27, 2004 the Company filed a current report on form 8-K reporting the issuance of a press release announcing a cash dividend, and the issuance of press release announcing its financial results for the 4th quarter and year ended December 31, 2003

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

May 14, 2004