Form 10QSB
period 2004-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2004-08-16
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

As of July 31, 2004 there were 2,646,132 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format     Yes         No    X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$1,649,575	$2,121,665
Trade and other accounts receivable, net of allowance for
doubtful accounts of $8,960 and $15,173	2,035,999	1,447,697
Inventories, net	1,067,395	939,964
Deposits, prepaid expenses and other current assets	149,406	62,926

Total current assets	4,902,375	4,572,252

Property and equipment, net of accumulated depreciation of
$5,139,332 and $4,873,203	4,159,509	3,065,513
Goodwill	1,538,306	1,244,000
Other intangible assets, net	238,765	-
Deferred income taxes, net	334,923	398,923
Other assets	20,053	20,260

Total assets	$11,193,931	$9,300,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$553,219	$283,483
Accrued expenses	388,891	165,976
Accrued acquisition expenses	77,107	-
Acquisition price payable	546,356	-

Total current liabilities	1,565,573	449,459

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized,
3,926,491 shares and 3,917,491 shares issued	39,265	39,175
Additional paid-in-capital	9,353,333	9,224,169
Common stock held in treasury, 1,280,359 and 1,287,918 shares at cost .	(3,506,057)	(3,526,756)
Retained earnings	3,741,817	3,114,901

Total shareholders' equity	9,628,358	8,851,489

Total liabilities and shareholders' equity	$11,193,931	$9,300,948

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$3,113,875	$1,939,635	$5,265,992	$3,815,203
Cost of sales	1,912,024	1,201,140	3,250,009	2,374,668

Gross profit	1,201,851	738,495	2,015,983	1,440,535

Selling and marketing	77,411	49,447	119,353	96,760
General and administrative	396,534	297,572	671,337	568,738
Research and development	32,317	2,208	39,413	3,705

Income from operations	695,589	389,268	1,185,880	771,332

Other income (expense)
Interest expense	-	(2,578)	-	(5,106)
Other income, net	4,825	8,291	11,965	14,110

Other income and interest expense, net	4,825	5,713	11,965	9,004

Income before income taxes	700,414	394,981	1,197,845	780,336

Income tax provision	260,000	110,000	439,000	216,000

Net income	$440,414	$284,981	$758,845	$564,336

Net income per share - basic	$0.17	$0.11	$0.29	$0.21

Net income per share - diluted	$0.16	$0.11	$0.28	$0.21

Cash dividends declared per share	$-	$-	$0.05	$-

Weighted average common shares
outstanding - basic	2,643,142	2,600,213	2,637,791	2,643,785
Weighted average common shares
outstanding - diluted	2,674,875	2,624,412	2,673,973	2,667,984

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$758,845	$564,336
Adjustments to reconcile net income to net cash provided by
operating activities, net of effects of acquisition:
Depreciation and amortization	290,820	253,892
Changes in operating assets and liabilities:
Trade and other accounts receivable	(326,430)	115,513
Inventories	(9,656)	40,742
Deposits, prepaid expenses and other assets	(11,318)	(87,319)
Accounts payable and accrued expenses	352,936	246,471

Net cash provided by operating activities	1,055,197	1,133,635

Cash flows from investing activities:
Capital expenditures, net of disposals	(545,312)	(202,559)
Cash paid for acquisitions	(900,000)	-

Net cash used in investing activities	(1,445,312)	(202,559)

Cash flows from financing activities:
Cash dividend paid	(131,929)	-
Proceeds from the exercise of stock options and warrants	49,954	-
Purchase of treasury stock	-	(438,640)

Net cash used in financing activities	(81,975)	(438,640)

Net increase (decrease) in cash and cash equivalents	(472,090)	492,436
Cash and cash equivalents at beginning of period	2,121,665	1,773,412

Cash and cash equivalents at end of period	$1,649,575	$2,265,848

Supplemental Information:
At June 30, 2004 the company has $857 of dividends payable.
Included in the acquisition, $100,000 worth of treasury stock was issued.
Included in the acquisition is a payable for $546,000 with the seller.

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

        Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

2. Inventories:

        Inventories consist of the following as of:

	June 30, 2004	December 31, 2003
Raw materials	$315,732	$144,486
Work-in-process	341,776	347,592
Finished goods	409,887	447,886

Total	$1,067,395	$939,964

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income - as reported	$440,414	$284,981	$758,845	$564,336
Deduct: Total stock-based compensation
expense determined under fair
value based method	(7,876)	(7,876)	(7,876)	(7,876)

Net income - pro forma	$432,538	$277,105	$750,969	$556,460

Basic earnings per share:
as reported	$0.17	$0.11	$0.29	$0.21
pro forma	$0.16	$0.11	$0.28	$0.21
Diluted earnings per share
as reported	$0.16	$0.11	$0.28	$0.21
pro forma	$0.16	$0.11	$0.28	$0.21

4. Acquisition:

        On May 7, 2004, the Company issued a press release reporting that its wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formally known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,500,000, including $1,100,000 in cash and $400,000 in ART common stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. At closing $900,000 was paid, with the remaining required cash payment of $200,000 due in 90 days subject to adjustments in current assets and selected assumed liabilities. At closing 7,559 shares were issued to cover the first $100,000 stock payment. The price of the stock is the ten day average closing price prior to the payment date. The remaining $300,000 payable in ART common stock or cash at our option is payable in 3 equal payments at 90 day intervals. The purchase price has been allocated to net assets acquired based on their estimated fair values. The preliminary valuation is subject to further review which may result in adjustments to allocation of the purchase price in the future. The Company has recorded approximately $18,300 in amortization related to the acquired intangible assets from the date of the acquisition through June 30, 2004. New England Molders is a high quality custom injection molder with the majority of its customer base in the medical industry. It will be a division of the wholly owned subsidiary Micron Products, Inc.

        The Company expects to complete the move of the division into its newly renovated white room molding facility located at its Fitchburg facility by the beginning of the fourth quarter of 2004. The relocation will provide operation synergies and cost savings in manufacturing and administration.

        The preliminary allocation of the purchase price of NEMI, based on the purchase prices calculated for accounting purposes, is as follows:

Current assets	$390,602
Property, plant and equipment	821,219
Identified intangible assets	257,050
Goodwill	294,306
Assumed liabilities and transaction costs	(216,821)

$1,546,356

        Identified intangible assets acquired in connection with the acquisition of NEMI consist primarily of acquired contracts, customer relationships and non-compete agreements with key employees. These intangible assets are amortized over their estimated useful lives of 1 to 8 years.

		Weighted Average
	June 30, 2004	Useful Life
Gross carrying amount:
Acquired orders	$59,238	1 year
Customer Relationships	30,230	(a)
Key employee non-compete agreements	167,582	8 years

Total identified intangible assets	257,050

Accumulated amortization:
Acquired orders	(15,143)
Key employee non-compete agreements	(3,142)

Total accumulated amortization	(18,285)

Identified intangible assets, net	$238,765

        (a) The identified intangible asset customer relationships represents the weighted average profit value of each customer relationship taking into account the rate of turnover. This intangible asset will be tested for possible impairment at least annually. The estimated annual amortization expense for 2004 will be $80,000, with an estimated $21,000 for each year following.

        The unaudited pro forma and combined selected operating data are presented as if the acquisition of NEMI had occurred on January 1, 2003.

	For the six months ended
	June 30, 2003	June 30, 2004
Revenue	$4,914,823	$5,993,218
Operating Income	$890,113	$1,293,097
Net Income	$639,913	$826,655

Earning per share - basic and diluted	$0.24	$0.31

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

Results of Operations

        Revenue for the three months ended June 30, 2004 was $3,113,875 versus $1,939,635 for the quarter ended June 30, 2003, an increase of 61%. The acquisition completed on May 7, 2004 contributed revenues of $377,661 in the partial period ended June 30, 2004. The remaining increase in revenue of $796,579 in the quarter ending June 30, 2004 is due to continued growth in the sensor product line, and increases in sales of other unique electrode applications to our existing customer base. There were no significant sales of the Company’s signal-averaging ECG products in the second quarter 2004.

Revenue from domestic and foreign sales for the first six months is as follows:

	Six Months Ending June 30,
	2004	%	2003	%
Europe	$2,036,199	39	$1,438,395	38
Canada	1,765,600	34	1,682,618	44
United States	1,294,007	25	564,112	15
Pacific Rim	116,940	2	113,626	3
Other	53,246	-	16,452	-

Total	$5,265,992	100	$3,815,203	100

         The shift in distribution of sales to the domestic market is a result of the new division's higher percentage of domestic sales.

         Cost of sales was 61% of revenue for the three months ended June 30, 2004 compared to 62% of revenue for the same period in 2003 and 62% for the six months ended June 30, 2004 and 2003. The process improvements made during the past year continue to contribute to the stability of the cost to manufacture product. These programs instituted over the last 18 months continue to improve and maintain margins, and result in the more efficient use of energy, materials and chemicals. The expansion of programs into the new division and its relocation into an adjoining facility expected to occur in the fourth quarter of 2004 presents an opportunity for further cost control. These improvements have had significant positive impact on the total cost of goods sold, and management continues to investigate new methods to increase the overall gross margin without sacrificing product quality.

         Selling and marketing expense was $77,411 for the three months ended June 30, 2004 as compared to $49,447 for the same period in 2003. The increase of $27,964 is directly attributable to addition sales staff in the new division. The selling and marketing expense was 2.5% of sales in three months ended June 30, 2004 as well as 2003.

         General and administrative expense was $396,534 for the three months ended June 30, 2004 as compared to $297,572 for the same period in 2003. The increase of $98,962 is the combination of some administrative expense with the new division and approximately $20,000 attributed to Sarbanes Oxley Act compliance. Management expects a decrease in general and administrative expenses with the consolidation of office operations following the relocation of the new division to the Fitchburg facilities.

         Research and development expense was $32,317 for the three months ended June 30, 2004 as compared to $2,208 for the same period in 2003. The increase of $30,109 in the second quarter of 2004 was related to research expenditures related to ART’s principal product, Predictor® 7 as well as research related to specialized unique electrode sensor applications at Micron.

         Other income (expense) was $4,825 of income for the three months ended June 30, 2004 as compared to $5,713 of income in the same period of 2003. The decrease is attributed to decrease in interest income associated with lower cash balances after the acquisition.

         Income taxes as a percent of income before income taxes were 37% for the three and six months ended June 30, 2004 as compared to 28% for the three and six months ended June 30, 2003. The reduction of the deferred tax asset valuation allowance in the year ended December 31, 2003, and the increase in pretax earnings has increased the provision for income taxes. Management will continue to maximize any tax planning opportunities that could effectively reduce the Company's tax liability.

Liquidity and Capital Resources

        Working capital was $3,336,802 on June 30, 2004 compared to $4,122,793 at December 31, 2003, a decrease of $785,991. The working capital requirements for the acquisition caused the decrease. Capital investment could decrease working capital further with any significant obligation resulting from another acquisition, significant expansion of production capacity, a medical study, or further software development.

        Net capital expenditures were $545,312 for the first six months of 2004 as compared to $202,559 for the same period in 2003. Capital expenditures in the first six months of 2004 include $208,000 incurred in the renovation of 45,000 square feet of space expected to be partially occupied by the end of September 2004. The remaining capital expenditure included $337,000 in new tools, production design technology, and machinery and equipment.

        The Company’s stock buyback program announced in June of 2003 resulted in the use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first nine months of 2003. There has been no stock buy back in the first six months of 2004.

        The Company negotiated the terms of a demand line of credit with a different bank than that of the same period in 2003. The new bank has agreed to an unsecured $1,000,000 credit line. This non-collateralized financial vehicle was in place in December of 2003. No funds have been drawn down on the line as of June 30, 2004.

        The Company expects to meet cash demands with current operating cash flows for the foreseeable future. On May 7, 2004, the Company’s wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formally known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,500,000, including $1,100,000 in cash including $900,000 at closing and $200,000 due within 90 days and $400,000 in ART common stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. The future cash payments required by the terms of this agreement are expected to be made from the operating cash flows of Micron Products and its new division.

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

        Deferred Tax Assets

        The Company previously recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company determined in 2003 that it would be able to realize its deferred tax assets in the future faster than expected, an adjustment to the deferred tax asset was made and an increase to income in the period. At this time the Company does not have a valuation allowance on its deferred tax assets.

        Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment at June 30, 2004.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision of, and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended (‘the Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company’s filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.

       (c) The Company, as previously reported, in connection with the acquisition of the operating assets of Shrewsbury Molders, Inc. issued on or about May 7, 2004, as partial consideration for the assets, an aggregate of 7,559 unregistered shares of its common stock, par value $0.01 per share, with a value of $100,000 from shares held in treasury. In connection with the issuance, the Company relied upon the exemption from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 14, 2004, the Company held its 2004 Annual Meeting of Stockholders. The following is a tabulation of the voting on the proposals presented at the Annual Meeting.

Proposal 1;	The following nominee was elected as a Class III director, to serve for three years and until his successor has been duly elected and qualified:

	Shares Voted For	Shares Withheld	Broker Non-Votes
Paul F. Walter	2,411,191	5,576	221,806

The terms of office of James E. Rouse and Russell C. Chambers (Class I directors) and E.P. Marinos and Julius Tabin (Class II directors) continued after the Annual Meeting.

Proposal 2;	The appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the year ending December 31, 2004 was ratified.

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
2,409,131	4,686	2,950	221,806

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 — Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.

Exhibit 31.2 — Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 on page X-3.

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 on page X-4.

(b)	Reports filed in the second quarter on Form 8-K

1. On May 13, 2004 the Company filed a current report on Form 8-K reporting the issuance of a press release announcing its financial results for the 1st quarter ended March 31, 2004.

2. On May 21, 2004 the Company filed a current report on Form 8-K reporting the acquisition of the selected operating assets of Shrewsbury Molders Inc. formerly known as New England
Molders, Inc. No financial statements were included in the report.

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

August 16, 2004