Form 10QSB
period 2004-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2004-11-12
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30,2004 or

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

As of October 15, 2004 there were 2,655,822 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format   Yes            No    X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 6. Exhibits
SIGNATURES

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$1,551,534	$2,121,665
Trade and other accounts receivable, net of allowance for
doubtful accounts of $8,960 and $15,173	1,952,646	1,447,697
Inventories, net	1,299,699	939,964
Deposits, prepaid expenses and other current assets	167,275	62,926

Total current assets	4,971,154	4,572,252

Property and equipment, net of accumulated depreciation of
$5,246,481 and $4,873,203	4,394,776	3,065,513
Goodwill	1,538,306	1,244,000
Other intangible assets, net	201,955	-
Deferred income taxes, net	302,923	398,923
Other assets	70,669	20,260

Total assets	$11,479,783	$9,300,948

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$543,153	$283,483
Accrued expenses	728,355	165,976
Acquisition price payable	200,000	-

Total current liabilities	1,471,508	449,459

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized,
3,926,491 shares and 3,917,491 shares issued	39,265	39,175
Additional paid-in-capital	9,426,799	9,224,169
Common stock held in treasury, 1,270,669 and 1,287,918 shares at cost .	(3,479,522)	(3,526,756)
Retained earnings	4,021,733	3,114,901

Total shareholders' equity	10,008,275	8,851,489

Total liabilities and shareholders' equity	$11,479,783	$9,300,948

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue	$2,980,976	$1,975,049	$8,246,968	$5,790,252
Cost of sales	1,820,275	1,247,816	5,070,284	3,622,484

Gross profit	1,160,701	727,233	3,176,684	2,167,768

Selling and marketing	111,211	52,256	230,564	149,016
General and administrative	355,330	254,953	1,026,667	823,691
Research and development	8,054	273	47,467	3,978

Income from operations	686,106	419,751	1,871,986	1,191,083

Other income (expense)
Interest expense	-	(408)	-	(5,514)
Other income, net	4,160	34,776	16,125	48,886

Other income and interest expense, net	4,160	34,368	16,125	43,372

Income before income taxes	690,266	454,119	1,888,111	1,234,455

Income tax provision	251,000	140,000	690,000	356,000

Net income	$439,266	$314,119	$1,198,111	$878,455

Net income per share - basic	$0.17	$0.12	$0.45	$0.33

Net income per share - diluted	$0.16	$0.12	$0.45	$0.33

Cash dividends declared per share	$0.06	$0.05	$0.11	$0.05

Weighted average common shares
outstanding - basic	2,652,136	2,601,648	2,642,608	2,629,585
Weighted average common shares
outstanding - diluted	2,684,931	2,638,813	2,677,921	2,666,750

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,198,111	$878,455
Adjustments to reconcile net income to net cash provided by
operating activities, net of effects of acquisition:
Depreciation and amortization	485,390	379,101
Changes in operating assets and liabilities:
Trade and other accounts receivable	(305,663)	(368,689)
Inventories	(241,960)	33,235
Deposits, prepaid expenses and other assets	14,783	(13,861)
Accounts payable and accrued expenses	605,227	384,808

Net cash provided by operating activities	1,755,888	1,293,049

Cash flows from investing activities:
Capital expenditures, net of disposals	(938,339)	(408,787)
Cash paid for acquisitions	(1,146,355)	-

Net cash used in investing activities	(2,084,694)	(408,787)

Cash flows from financing activities:
Cash dividend paid	(291,279)	(127,035)
Proceeds from the exercise of stock options	49,954	6,000
Purchase of treasury stock	-	(438,640)

Net cash used in financing activities	(241,325)	(559,675)

Net increase (decrease) in cash and cash equivalents	(570,131)	324,587
Cash and cash equivalents at beginning of period	2,121,665	1,773,412

Cash and cash equivalents at end of period	$1,551,534	$2,097,999

Supplemental Information:
At September 30, 2004 the company has $1,217 of dividends payable.
$200,000 worth of treasury stock was issued in connection with the acquisition.
Included in the acquisition is the remaining payable for $200,000 with the seller.

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

        Interim results are subject to year-end adjustments and audit of year-end results by independent certified public accountants.

2. Inventories:

           Inventories consist of the following as of:

	September 30,	December 31,
	2004	2003
Raw materials	$473,852	$144,486
Work-in-process	347,523	347,592
Finished goods	478,324	447,886

Total	$1,299,699	$939,964

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income - as reported	$439,266	$314,119	$1,198,111	$878,455

Deduct: Total stock-based compensation
expense determined under fair
value based method	(7,161)	--	(15,036)	(7,876)

Net income - pro forma	$432,105	$314,119	$1,183,075	$870,579

Basic earnings per share:
as reported	$0.17	$0.12	$0.45	$0.33
pro forma	$0.16	$0.12	$0.45	$0.33

Diluted earnings per share:
as reported	$0.16	$0.12	$0.45	$0.33
pro forma	$0.16	$0.12	$0.44	$0.33

4. Acquisition:

        On May 7, 2004, the Company issued a press release reporting that its wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,546,000, including $1,146,000 in cash, $200,000 in ART common stock with the remaining $200,000 payable in ART stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. At closing $900,000 was paid in cash, and the remaining required cash payment of $246,000 was paid 90 days from the closing date. At closing 7,559 shares were issued to cover the first $100,000 stock payment, and 9,690 shares were issued for the second payment. The price of the stock is the ten day average closing price prior to the payment date. The remaining $200,000 payable in ART common stock or cash at our option is payable in 2 equal payments at 90 day intervals. The purchase price has been allocated to net assets acquired based on their estimated fair values. The preliminary valuation is subject to further review which may result in adjustments to allocation of the purchase price in the future. The Company has recorded approximately $55,100 in amortization related to the acquired intangible assets from the date of the acquisition through September 30, 2004. New England Molders is a high quality custom injection molder with the majority of its customer base in the medical industry. It is a division of the wholly owned subsidiary Micron Products, Inc.

        The Company expects to complete the move of the division into its newly renovated white room molding facility located at its Fitchburg facility by the beginning of the fourth quarter of 2004. The relocation will provide operation synergies and cost savings in manufacturing and administration.

        The preliminary allocation of the purchase price of NEMI, based on the purchase prices calculated for accounting purposes, is as follows:

Current assets	$390,601
Property and equipment	821,219
Identified intangible assets	257,050
Goodwill	294,306
Assumed liabilities and transaction costs	(216,821)

$1,546,355

        Identified intangible assets acquired in connection with the acquisition of NEMI consist primarily of acquired contracts, customer relationships and non-compete agreements with key employees. These intangible assets are amortized over their estimated useful lives of 1 to 8 years.

		Weighted Average
	September 30, 2004	Useful Life
Gross carrying amount:
Acquired orders	$59,238	1 year
Customer Relationships	30,230	(a)
Key employee non-compete agreements	167,582	8 years

Total identified intangible assets	257,050

Accumulated amortization:
Acquired orders	(46,716)
Key employee non-compete agreements	(8,379)

Total accumulated amortization	(55,095)

Identified intangible assets, net	$201,955

        (a)        The identified intangible asset customer relationships represents the weighted average profit value of each customer relationship taking into account the rate of turnover. This intangible asset will be tested for possible impairment at least annually. The estimated annual amortization expense for 2004 will be $80,000, with an estimated $21,000 for each year following.

        The unaudited pro forma and combined selected operating data are presented as if the acquisition of NEMI had occurred on January 1, 2003.

	For the three months ended		For the nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenue	$2,980,976	$2,432,092	$8,974,194	$7,346,915
Operating Income	$686,106	$414,337	$1,979,203	$1,304,450
Net Income	$439,266	$310,695	$1,265,921	$950,608

Earning per share - basic	$0.17	$0.12	$0.48	$0.36
Earning per share - diluted	$0.16	$0.12	$0.47	$0.36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Results of Operations

        Revenue for the three months ended September 30, 2004 was $2,980,976 versus $1,975,049 for the three months ended September 30, 2003, an increase of 51%. For the nine months ended September 30, 2004, revenue was $8,246,968 versus $5,790,252 in the same period in 2003, an increase of 42%. The New England Molders division contributed revenues of $743,226 in the three month period ending September 30, 2004, and $1,120,887 for the period of the acquisition date of May 7, 2004 to September 30, 2004. The remaining increase in revenue of $262,701 or 13% for the three months and $1,335,829 or 23% for the nine months ended September 30, 2004 is due to continued growth in the Micron sensor product line, and increases in sales to our existing customer base. There were no significant sales of the Company’s signal-averaging ECG products in 2004.

Revenue from domestic and foreign sales for the first nine months is as follows:

	Nine Months Ending September 30,
	2004	%	2003	%
Europe	$2,779,610	34	$2,268,579	39
Canada	2,697,770	33	2,399,283	41
United States	2,463,766	30	848,859	15
Pacific Rim	189,050	2	251,683	5
Other	116,772	1	21,848	-

Total	$8,246,968	100	$5,790,252	100

         The shift in distribution of sales to the domestic market was not just a result of the new division’s higher percentage of domestic sales, but an increase of more than $400,000 with Micron Products’ existing domestic customer base.

          Cost of sales  sales was 61% of revenue for the three and nine months ended September 30, 2004 compared to 63% of revenue for the same periods in 2003. The process improvements made during the past year continue to contribute to the stability of the cost to manufacture product. These programs instituted over the last 18 months continue to maintain margins, and improvements offset any increases in material costs. The expansion of programs into the new division and its relocation into an adjoining facility expected to be complete in the fourth quarter of 2004 presents an opportunity for further cost control. Management continues to investigate new methods to increase the overall gross margin without sacrificing product quality.

          Selling and marketing expense was $111,211 and $230,564 for the three and nine months ended September 30, 2004 as compared to $52,256 and $149,016 for the same periods in 2003. The increased expense of $58,955 and $81,548 for the three and nine months ended September 30, 2004 are directly attributable to the sales staff in the new division. The selling and marketing expense was 3.7% and 2.6% of sales in three months and 2.8% and 2.6% of sales in the nine ended September 30, 2004 and 2003, respectively.

          General and administrative expense was $355,330 and $1,026,667 for the three and nine months ended September 30, 2004 as compared to $254,953 and $823,691 for the same periods in 2003. The increase of $100,377 in the three months ended September 30,2004 includes the combination of $48,000 for the new division, approximately $20,000 for computer consulting fees related to integrating networks and web sites, and approximately $20,000 attributed to Sarbanes-Oxley compliance. The increase of $202,976 for the nine months ended September 30, 2004 includes the increase for the three month period as well as additional Sarbanes-Oxley expense and administration associated with the new division. Management expects a decrease in general and administrative expenses with the consolidation of office operations following the relocation of the new division to the Fitchburg facilities.

          Research and development expense was $8,054 and $47,467 for the three and nine months ended September 30, 2004 as compared to $273 and $3,978 for the same periods in 2003. The increase was related to research expenditures for ART’s product, Predictor® 7 as well as work in previous quarters related to specialized unique electrode sensor applications at Micron.

          Other income (expense) was $4,160 and $16,125 of income for the three and nine months ended September 30, 2004 as compared to $34,368 and $43,372 of income in the same periods of 2003. The income in the third quarter of 2003 was attributed to the collection of a $21,000 note originally written off in December of 2001. The note was collected with interest income owed to ART. The remaining income is interest income on the cash balance.

          Income taxes taxes as a percent of income before income taxes were 37% for the nine months ended September 30, 2004 as compared to 29% for the nine months ended September 30, 2003. The lower effective tax rate in 2003 as compared to 2004 can be attributed to the utilization of net operating loss carryforward deductions. The effective tax rate is lower than statutory in the nine months ended September 30, 2004 due to continued utilization of net operating loss carryforward deductions and various tax credits. The tax provision increased by $111,000 and $334,000 for the three months and nine months ended September 30, 2004 as compared to the same periods in 2003. Management will continue to maximize any tax planning opportunities that could effectively reduce the Company’s tax liability in the future.

Liquidity and Capital Resources

        Working capital was $3,499,646 on September 30, 2004 compared to $4,122,793 at December 31, 2003, a decrease of $623,147. The working capital requirements for the acquisition caused the decrease. Capital investment could decrease working capital further with any significant obligation resulting from another acquisition, significant expansion of production capacity, a medical study, or further software development.

        Net capital expenditures were $938,339 for the first nine months of 2004 as compared to $408,787 for the same period in 2003. Capital expenditures in the first nine months of 2004 include $488,000 incurred in the renovation of 45,000 square feet of space expected to be fully occupied by the end of 2004. The remaining capital expenditure included $450,000 in new tools, production design technology, and machinery and equipment.

        The Company’s stock buyback program announced in June of 2003 resulted in the use of $438,640 of operating cash flows to acquire 148,200 shares of common stock in the first nine months of 2003. There has been no stock buy back in the first nine months of 2004.

        The Company negotiated the terms of a demand line of credit with a different bank than that of the same period in 2003. The new bank has agreed to an unsecured $1,000,000 credit line. This non-collateralized financial vehicle was in place in December of 2003. No funds have been drawn down on the line as of September 30, 2004.

        A cash dividend reduced retained earnings and cash by $159,350 in the third quarter of 2004. The cash dividend was an increase over the $127,035 dividend paid in the third quarter of 2003, and the $131,929 paid in the first quarter of 2004. The change represented a 20% increase in the cash dividend over the March 2004 dividend.

        The large increase in raw material inventory is attributable to an effort by the company to stabilize rising costs of our base resins. Our primary vendor had notified the company of an increase in material pricing. In an effort to reduce the impact of the price change, the Company took delivery of its demand for this material through the end of the calendar year. This delivery will enable the vendor quotation process for next year’s requirements to be competitive, and without tight time constraints. The portion of the increase of raw material inventory related to this transaction was approximately $140,000, and was payable at the end of the quarter.

        The Company expects to meet cash demands with current operating cash flows for the foreseeable future.

        On May 7, 2004, the Company’s wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formally known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,546,000, including $1,146,000 in cash, $200,000 in ART common stock with the remaining $200,000 payable in ART stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. The future cash payments required by the terms of this agreement are expected to be made from the operating cash flows of Micron Products and its new division.

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

         Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, a present value of an estimate of future cash flows related to the intangible asset are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment at September 30, 2004.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision of, and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended (“the Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company’s filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

        The Company, as previously reported, in connection with the acquisition of the operating assets of Shrewsbury Molders, Inc. issued on or about August 5, 2004, as partial consideration for the assets, an aggregate of 9,690 unregistered shares of its common stock, par value $0.01 per share, with a value of $100,000 from shares held in treasury. This was the second issuance of unregistered shares as required to the terms of the May 7, 2004 acquisition agreement.

        In connection with the issuance, the Company relied upon the exemption from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

Item 6. Exhibits

Exhibit 31.1 - Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 31.2 - Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 32.1 - Certification pursuant to 18 U.S.C. §.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. §.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

November 12, 2004