Form 10KSB
period 2004-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2005-04-01
CIK 819689

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

1-9731
(Commission file number)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Name of small business issuer as specified in its charter)

Delaware	72-0925679
(State or other jurisdiction of incorporation of organiztion)	(IRS Employer Identification Number)

25 Sawyer Passway, Fitchburg, MA	01420
(Address of principal executive offices)	(Zip Code)

(978) 345-5000
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Common Stock, $.01 par value	American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12 (g) of the Act:
None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No ____

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     X

        State issuer's revenues for its most recent fiscal year ended December 31, 2004.     $11,110,543

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock as of February 17, 2005 was $32,439,580

        On February 17, 2005 there were 2,635,898 shares of the issuer’s common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check one):   Yes ____   No    X

PART I

Item 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Arrhythmia Research Technology, Inc. (“ART”) was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the development and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART’s patented products consist of signal-averaging electrocardiographic (SAECG) software. In 2002, ART completed an update to a Windows based version of its proprietary Predictor® series. Rather than restore a direct sales force, the intent is to market ART’s product through licensing with original equipment manufacturers. No significant sales of the software were recorded in 2003 or 2004. We continue to seek to establish contracts with original equipment manufacturers for this product.

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

        ART’s wholly owned subsidiary, Micron Products, Inc. (“Micron”), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors (“sensors”) used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners (“snaps”), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an assembly machine, which it manufactures and sells or leases to its sensor and snap customers. Micron was incorporated in the State of Massachusetts in 1972, and is located in the same facility with ART in Fitchburg, Massachusetts. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of Late Potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.

        Micron is the largest of a few companies providing silver / silver-chloride sensors to the medical device industry. Micron’s customers manufacture monitoring and transmitting electrodes which are utilized in a variety of bio-feedback and bio-stimulation applications including, among many others, electrocardiograms (ECG’s), electroencephalograms (EEG’s), electro-muscular stimulation (EMS), and thermo-electrical neural stimulation (TENS). The Company believes that because of its history of producing high volume precision plastic products, Micron was able in 2004, to secure supply agreements to produce several other medical industry products. These high volume products provide diversification for Micron, and reduce its dependence on a single product line.

        On May 7, 2004, Micron completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. (“NEM”) of Shrewsbury, Massachusetts. The Company completed the move of the division into its newly renovated molding facility located at the Company’s Fitchburg complex in the fourth quarter of 2004. The relocation provides operational synergies and cost savings in manufacturing and administration. The NEM division is a custom molder that produces a wide variety of consumable medical products, medical device and equipment components, and other products for the consumer, electronic, and aerospace industries.

PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the “Company”):

	Year Ended December 31,
	2004	%	2003	%
Sensors	$8,881,815	80	$7,227,647	94
Other Molded Products	1,841,671	17	--	--
Snaps & Snap Machines	387,057	3	449,555	6
SAECG products	--	--	165	--

Total	$11,110,543	100	$7,677,367	100

Sensors and Snaps

      Silver Plated Sensors

        Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation. The disposable electrode has proven to be more reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are easier and less expensive to use as compared to reusable electrodes, which require sterilization after each use. The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver / silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver / silver chloride-plated disposable electrodes are utilized in coronary care units and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensor are used in connection with stress tests and “Holter” monitoring.

        Micron also manufactures sensors and conductive plastic studs used in the manufacture of radiotranslucent electrodes. The radiotranslucent electrodes are virtually invisible to X-rays and are preferred in some applications such as nuclear medicine, cath labs, ICU/CCU and certain stress and Holter procedures. The radiotranslucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the electrophysiological instrumentation without the use of a metal snap. Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners, used in the radiotranslucent application.

        Other custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets. Recent growth in the volume of highly engineered EEG or electroencephalogram sensors reflects demand for noninvasive measuring of neurological impulses. Micron’s strength in design and low cost manufacturing support enables our customers to grow into unique niche medical applications and electrophysiological monitoring with custom designed sensors.

      Metal Snap Fasteners

        Metal snap fasteners are used as an attachment and conductive connection between the disposable electrode and the lead wires of an ECG machine. Micron purchases the metal snap fasteners for resale from multiple suppliers and performs additional quality assurance tests, repackages and stocks product for its customers who may or may not purchase the snaps in addition to Micron’s sensors.

Other Molded Components

        In 2004, Micron began selling other precision custom molded high volume component parts. As a result of efforts to increase interest from industrial companies, in 2004 the Company added sales in these high volume molded products, which diversify our existing product lines while utilizing previously unused manufacturing capacity. The Company began shipping product and realizing sales of such high volume molded products in the fourth quarter of 2004. To defray the customer’s upfront tooling costs and remain competitive with global competition, some high volume customers require the financing of a customer specific tool over several years. The cost of the tool is guaranteed by the customer and repaid over time as the molded product is shipped.

        The incorporation of the NEM acquisition into the Micron molding facility increased production flexibility for both entities, and dramatically expanded the size and shape of products produced. From consumable medical products to medical equipment components, the new division will decrease the dependence on sensor production for manufacturing growth.

High Speed Electrode Assembly Machine

        Manufacturers of disposable medical electrodes use the Company’s attaching machines in the assembly of sensors and snaps into disposable electrodes. Manufacturing, leasing, selling, and providing replacement parts to medical sensor and snap application machines provide Micron with a complimentary product to sell to existing sensor and snap customers. As a value added service, a technician can be dispatched to troubleshoot and improve the performance of our customer’s fully automated electrode assembly production lines.

Signal-Averaging Electrocardiographic (SAECG) Products

      Predictor® 7

        The Predictor® 7 software is a Windows® compatible version of Arrhythmia Research Technology’s analytical program for the detection of Late Potentials. Predictor® 7 utilizes the unique, patented Bi-directional, Four-Pole Butterworth Filtering technique defined as the “Standard” by the joint AHA/ACC/ESC task force on Signal-Averaging Electrocardiography1. All clinically accepted measurement criteria are provided: total QRS duration, duration of the QRS under 40 µV, the RMS voltage of the last 40 msec of the QRS and the noise level. Graphical output of the analysis is presented both on screen and in hard copy. Predictor® 7 also incorporates additional signal processing capabilities for clinical research. The IntraSpect™ module permits detection of ventricular late potentials in patients with Bundle Branch Block. P-wave signal averaging helps predict patients at risk for atrial fibrillation and flutter. A Heart Rate Variability module can be incorporated on the Predictor platform.

GENERAL

Customers and Sales

        Micron manufactures its sensors against purchase orders with electrode manufacturers. There are approximately 30 significant manufacturers of disposable snap type, radiotranslucent and pre-wired electrodes worldwide. Micron sells its sensors to most of these manufacturers. During the year ended December 31, 2004, each of three major customers accounted for over 10% of Micron’s sales and a loss of this base would have a material adverse effect on results. These customers accounted for 31%, 14% and 12% of sales in 2004 as compared to 37%, 16% and 15% of sales for year ended December 31, 2003. The growth in new customers in addition to the acquisition of New England Molders decreased the concentration of total sales to these three customers by 16%.

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

        The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company’s products in its geographic markets:

	Revenues for the Years Ended December 31,
	2004	%	2003	%
Canada	$3,813,151	34	$3,128,515	41
Europe	3,490,910	31	2,846,282	37
United States	3,326,697	30	1,149,181	15
Pacific Rim	273,105	3	471,261	6
Other	206,680	2	82,128	1

Total	$11,110,543	100	$7,677,367	100

        While some risks exist in foreign markets, the vast majority of the Company’s customers are based in stable markets. To reduce the risks associated with foreign shipment and currency exchange fluctuations, most of our products are the responsibility of our customers when shipped, and payment is required in US Dollars.

        To counter the risk from fluctuations in the market price of silver, customers are subject to a silver surcharge or discount based on the market price of silver at the time of shipment. The Company is sensitive to the impact of recent increases in silver cost to our customers, and continues to explore options to help mitigate the resulting increases in surcharges.

Windows® is a registered trademark of Microsoft Corporation
1 AHA/ACC/ESC Policy Statement: “Standards for the Analysis of Ventricular Late Potentials Using High Resolution or Signal-Averaged Electrocardiography: A Statement by a Task Force Committee of the European Society of Cardiology, the American Heart Association and the American College of Cardiology. JACC Vol. 17, No. 5, April 1991:999-1006

Marketing and Competition

        Management is actively pursuing licensing of the SAECG products to original equipment manufacturers for integration into existing cardio diagnostic equipment. The reemergence of research to support SAECG as a method to stratify risk for patients being considered for implantation of cardiac defibrillators is significant to the Company’s marketing efforts. The Company will sponsor a satellite session on SAECG at a major scientific conference to be held in June 2005 in Gdansk, Poland.

        Micron sells its sensors to manufacturers of disposable snap type and radiotranslucent ECG electrodes. The Company has one major domestic competitor and several minor competitors worldwide for sensors, and believes that its sales of sensors exceed those of its competition in aggregate. The competition in the sensor and snap market is extremely price sensitive. In an effort to ensure higher volume without a firm long term purchase order, some customers have entered into rebate programs with Micron. The rebates are typically paid to the customer after the end of the calendar year if certain volume thresholds are attained. These rebates are accrued and recorded with each sale as a reduction of gross sales. The rebates for the calendar year 2004 and 2003 were $122,034 and $69,513 respectively.

        The Company markets Micron and its New England Molders division as a highly specialized custom injection molder to new and existing customers. The Company believe it competes effectively based on our expertise in low cost precision manufacturing of high volume close tolerance products. The complex medical products produced by the new division has expanded our existing customer base and extensively diversified the product mix. It is our intention to continue these efforts to market to the expanded customer base and further diversify our product offerings. Global competition creates a competitive environment. To meet this challenge, the new division focuses its product development efforts on complex products made to close tolerance not readily outsourced to offshore manufacturing.

Product Suppliers and Manufacturing

        Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. All employees reaffirm confidentiality agreements annually to protect this proprietary process. The raw materials used by Micron are plastic resins used to mold the substrates and silver / silver chloride chemical solutions for plating the molded plastic substrates. Both the resins and the chemicals involved in the silver / silver chloride process are in adequate supply from multiple commodity sources. Fluctuations in the price of silver are contractually passed to customers in the form of a surcharge. To insulate from unanticipated price increases, some resins and chemicals used in the production of sensors are purchased in large quantity to lower or stabilize prices.

        Resins used by the custom molding division are purchased for an individual customer order, with any increases in resin costs passed on to the customer as orders are acknowledged. Because the customer order determines the quantity of material required, customers may, and have, guaranteed the purchase of specific large quantities of product which allows the division to purchase large amounts of raw material at a more favorable cost thereby lowering the final cost to the customer.

        Micron distributes medical grade nickel plated brass and stainless steel snap fasteners purchased from multiple domestic and international sources. Micron buys these snaps in bulk, performs additional quality assurance tests, and stocks inventory allowing for just in time shipments to its customers.

Inventory Requirements

        Our larger customers benefit from our ability to produce and maintain an inventory of standard sensors and snaps. This inventory policy allows for predictable and planned production resulting in cost efficiencies that have been passed on to our customers. The rebate program discussed in the marketing section above ensures that volume based discounts to our customers are granted for targeted volume shipped.

        Custom molded product is manufactured on an order by order basis. Finished goods inventory is product made in advance of an acknowledged sales order, part of an annual blanket order quantity, or for a specific safety stock requested by the customer.

Research and Development

        ART’s research and development efforts focus primarily on the conversion of DOS software packages in the SAECG product lines onto a Windows compatible platform. Our primary focus in 2004 was to verify the integrity of the analytical algorithms and prepare the software to facilitate integration with original equipment manufacturer’s cardiac monitoring equipment. For the fiscal years ended December 31, 2004, and 2003, ART had research and development expenses of approximately $51,600 and $5,000, respectively, which consisted principally of payments to its programming consultants.

        Micron’s research and development expenses in 2004 were $32,000 which included unique process improvements to eliminate certain hazardous materials from our manufacturing processes. In 2003, research and development costs of $32,000 were expended on a new type of ECG sensor, production improvement processes, and a new type of EEG sensor for a specific customer.

Patents and Proprietary Technology

        As part of the purchase of substantially all the assets of Corazonix Corporation in 1993, ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals. The Corazonix technologies are utilized in the current version of Predictor® 7. ART acquired U.S. Patent No. 5,117,833 entitled “Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials,” (the “Bi-Spec Patent”) which expires in 2009. ART also acquired three additional patents, which cover the spectral-temporal, mapping post-processing software packages sold by ART. In March 1997, the U.S. Patent Office granted United States Patent No. 5,609,158 entitled “Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals” which covers a frequency domain analysis technique for SAECG data.

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

        Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensors. To maintain our trade secrets associated with the manufacture of disposable electrode sensors key employees are required to sign non-disclosure and/or non-competition agreements. Micron uses a patented material in the production of some sensors. Micron paid $4,970 in 2004 and $4,363 in 2003 in royalties associated with this patent.

Government Regulation

        ART’s software products are subject to, and ART believes currently comply with material clearance and distribution requirements from governmental regulatory authorities, principally the FDA and the European Union (EU). These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured. Continued development of the product line is managed in accordance with applicable regulatory requirements.

        Micron’s sensor elements are components used in medical devices designed and manufactured by original equipment manufacturers. As such, these elements are not required to be listed with regulatory agencies and do not require regulatory clearance for distribution. However, because Micron primarily distributes sensors to manufacturers for use in finished medical devices, Micron exercises as stringent controls over its manufacturing processes and finished products as would be required if the sensors were considered medical devices.

        Micron’s NEM Division manufactures parts for invasive medical devices, components for medical equipment, and patented disposable medical laboratory products. Our customers own the product designs and are, therefore, subject to FDA and EU regulations. While such products are a part of a medical device or other regulated equipment, our customers are the regulated entity for the clearance of those products. NEM exercises stringent controls over all its manufacturing operations and complies with any special controls required by its customers.

Environmental Regulation

        Micron’s operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. A specific insurance policy has been purchased to mitigate this risk to the Company and the environment.

        Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities. Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in our processes. The recent acquisition of proprietary equipment to eliminate a hazardous chemical from the process further emphasizes the commitment to the reduction and elimination of certain hazardous processes. In 2004, the related expenditures for waste treatment were approximately $50,000 and $2,000 in depreciation of the treatment equipment. Operational costs are expected to be similar in 2005, and scheduled depreciation expense will be less than $1,000, as the equipment reaches its depreciable life. Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

        As of December 31, 2004, the Company had 62 full-time and 1 part-time employee including 20 administrative, sales and supervisory personnel, 10 quality control personnel and 33 production personnel. The employees of the Company are not represented by a union and the Company believes our relations with our employees is satisfactory.

Medical Consultants

        From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2004 and 2003, the Company used consultants on a specific project basis. Amounts paid to medical consultants during 2004 and 2003 were $9,617 and $7,263, respectively.

Item 2. DESCRIPTION OF PROPERTY.

        The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is a 94,000 square foot, two story building. Commencing in 2003, a 40,000 square foot portion of the second building underwent major renovations to preserve and create functional space from a previously unusable section of the facility. The renovations to the space where the new division is now located cost $929,345 to date of which $213,000 was related to equipment specific to the climate control and processing requirements of an injection molding facility. The new division only occupies a fraction of the renovated space, leaving more than half of the space available for future growth and expansion. Further renovations are expected in 2005, as the exterior improvements and office spaces are completed. We believe our current facilities are sufficient to meet our current and future production needs through fiscal year ending December 31, 2005 and beyond.

Item 3. LEGAL PROCEEDINGS.

        The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business. Management believes the resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The results of the Company’s 2004 Annual Meeting of Shareholders were reported in the Company’s Form 10-QSB for the quarter ending June 30, 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        ART’s Common Stock was listed on the American Stock Exchange on March 3, 1992 and trades under the ticker symbol HRT.

        The following table sets forth, for the period indicated, the high and low sale prices per share for ART’s Common Stock as quoted by the American Stock Exchange.

	High	Low
Year Ended December 31, 2004
1st Quarter	$48.15	$16.68
2nd Quarter	23.75	9.35
3rd Quarter	34.10	7.50
4th Quarter	33.88	19.00
Year Ended December 31, 2003
1st Quarter	$3.04	$2.55
2nd Quarter	4.90	2.75
3rd Quarter	6.80	4.03
4th Quarter	34.00	5.90

        As of February 17, 2005 the number of record holders of ART’s common stock was estimated to be 400.

Dividend Policy

        The Company declared its first cash dividend in August of 2003, payable on September 1, 2003. The declared dividend of $.05 per share was paid using the cash reserves available. In February of 2004, the Company declared another dividend of $.05 per share payable on March 24, 2004 to holders of record on March 10, 2004 payable from the Company’s cash reserves. In August of 2004, the Company declared a third dividend of $.06 per share payable on September 17, 2004 to holders of record on August 27, 2004 a 20% increase over previous dividends and also was paid from cash reserves. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future. The Company’s demand line of credit agreement contains conditions including restrictions with regard to prior notification of the payment of dividends.

Recent Sales of Unregistered Securities

        The Company, as previously reported, in connection with the acquisition of the operating assets of Shrewsbury Molders, Inc. issued on or about November 4, 2004, as partial consideration for the assets, an aggregate of 4,047 shares of its unregistered common stock, par value $0.01 per share, with a value of $ 100,000 from shares held in treasury. In connection with the issuance, the Company relied upon the exemption from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

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

        Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:

•	our ability to finance our business;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	adverse regulatory developments in the United States or any other country we plan to do business in;
•	entrance of competitive products in our markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	no adverse publicity related to our products or the Company itself;
•	no adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles; legal proceedings;
•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions, if any;
•	and other new lines of business that the Company may enter in the future; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

      The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

      Results of Operations

        The Company’s products are primarily devices that aid in the detection and analysis of cardiac arrhythmias. The primary source of revenue relates to the production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. In an effort to leverage current skills, the Company has expanded into custom plastic injection molded products. Revenues in this sector include those from both high volume precision injection molding and that of an acquisition of a small privately held custom injection molding company. Management is attempting to further identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

        The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company’s statements of operations.

	Years ended December 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	61.8	63.1

Gross profit	38.2	36.9
Selling and marketing	3.1	2.7
General and administrative	12.6	13.3
Research and development	0.8	0.5
Other (income), net	(0.3)	(0.7)

Income before income tax provision	22.0	21.1
Income tax provision	7.4	4.7

Net income	14.6%	16.4%

      Revenue

        Net Sales for 2004 were $11,110,543, an increase of $3,433,176, or 45%, when compared to the total net sales of $7,677,367 in 2003. The increase in net sales is a result of several factors. The operations of the NEM division acquired in May 2004 accounted for 46% of the increase in revenues. Secondly, an increase of 21% in sales volume in Micron’s sensors resulted in an increase of 13.4% in sensor sales dollars. The volume increase came from several new types of sensors at various price points; therefore, the product mix sold is responsible for the difference in sales dollar increase and sales volume increase. The sensor sales increase included a substantial increase in silver surcharge collected. The price of silver has continued to rise, thereby increasing the amount of surcharge collected from our customers. The Company’s ability to creatively assist with and respond to our customer’s product development and design needs has contributed to the growth in overall sales dollars and unit volume in a competitive price sensitive market.

      Cost of Sales

        Cost of sales as a percent of revenues was 61.8% in 2004 compared to 63.1% in 2003. The reduction in cost of sales as a percentage of revenues in 2004 is primarily attributed to the process improvements and the increased unit volume that resulted in manufacturing efficiencies. By instituting these process improvements, management reduced material and manufacturing overhead costs directly associated with the cost of goods sold for sensors. The same focus on process improvement and cost reduction is beginning at the new division. The integration in the fourth quarter will improve collaboration of staff on cost reduction projects. The cost of sales as a percentage for the NEM division is 70% in 2004. This higher cost of sales percentage was due to the higher location costs, higher electric costs, and duplication of effort while at separate locations. The combination of the facilities is expected to improve margins in the custom injection molding business.

      Selling and Marketing

        Selling and marketing expenses increased from $208,585 (2.7% of net sales) to $349,586 (3.1% of net sales) an increase of $141,001, or 68% in 2004 as compared to 2003. The selling costs associated with the new division accounts for $120,955 of the increase. The remaining portion of the increase in expense includes the cost of a new sales person in the fourth quarter to focus on the selling of Micron’s high volume precision injection molding skills. When comparing the cost as a percent of sales in 2003 and 2004 (2.7% to 3.1%), the increase is nominal.

        At this time, no significant cost is associated with the effort to license the ART SAECG software products. The efforts to license this software are primarily those of executives and key managers, whose roles include responsibilities at Micron. The management intends to support presentations with respect to SAECG to be released at a conference in June 2005.

      General and Administrative Expenses

        General and administrative expenses were $1,399,302 (12.6% of net sales) in 2004 as compared to $1,020,869 (13.3% of net sales) in 2003, an increase of $378,433 or 37%. The general and administrative expenses relating to the new division was $146,635. The remaining increase was a combination of wage increases, compliance costs associated with the Sarbanes Oxley Act, and legal costs associated with registration of stock.

      Research and Development

        Research and development costs increased to $83,582 (0.8% of net sales) in 2004 from $37,285 (0.5% of net sales) in 2003, an increase of $46,297, or 124%. In 2004, $32,000 of the expenditure was related to Micron’s development of a unique process to lower the consumption of hazardous materials. The remaining expense related to further development of the SAECG Software. In 2003, expenditures related to the development of specialty sensors of unique designs and dramatic process improvements to reduce the manufacturing cost of sensors.

      Interest Expense

        Interest expense was $198 in 2004 compared to $5,516 in 2003, a decrease of $5,318, or 96%. In 2003, the interest expense was a charge associated with the unutilized borrowing base of the revolving loan. This agreement was terminated in July 2003. The Company does not incur an unused borrowing base fee under our unsecured loan agreement.

      Other Income (Expense)

        Other income was $29,280 in 2004 compared to $61,027 in 2003, a decrease of $31,747, or 52%. The majority of other income was bank interest of $21,916 and $25,991 in 2004 and 2003, respectively. The remainder of 2004 other income was from the gain in the disposal of assets and other miscellaneous items, while the 2003 balance included the collection of a previously written off note related to a non-operating project for $29,995.

      Income Taxes

        The Company’s effective income tax rate was 34% in 2004 compared to 22% in 2003. With the increase in income, the Company paid more state and federal taxes in 2004 as compared to 2003. The effective rates are lower than the statutory rates primarily due to the reductions in tax from one time credits and non-book tax expenses in 2004 and 2003. While the use of the net operating loss carry forwards will continue at the maximum allowed by Internal Revenue Code, the Company anticipates a greater percentage of income to be owed as taxes and thus a higher effective tax rate in the future.

      Goodwill

        As of December 31, 2004, the Company’s goodwill of $1,434,000 is related to two reporting units, $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992, and $190,000 associated with the acquisition of Shrewsbury Molders, Inc. in 2004. There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2004. The $190,000 of goodwill is subject to its first impairment test in the first quarter of 2005.

      Earnings Per Share

        The basic earnings per share was $0.61 in 2004 as compared to $0.48 in 2003 an increase of $0.13, or 27%. The increase in earnings reflects the combination increased volume which decreased per unit manufacturing cost, the acquisition of Shrewsbury Molders with a successful integration into the Fitchburg facility, and continued control over administrative expenses.

        The Company has a stock repurchase program as described in the liquidity and capital resources discussion below which resulted in the repurchase of no shares in 2004 and 148,200 shares of the Company’s common stock in the first quarter of 2003. The reduction in the number of outstanding shares increased the Company’s earnings per share as reported in 2003 by $.02 per share.

      Liquidity and Capital Resources

        Working capital was $3,726,950 as of December 31, 2004 as compared to $4,122,793 as of December 31, 2003. The $395,843 decrease in working capital in 2004 was the direct result of the business combination activity and $1,396,933 investment in capital equipment. Operating results produced positive cash flows of $2,435,109 which was consumed by $1,146,355 in cash spent on the acquisition and the other capital investment. Cash and cash equivalents were $1,772,162 and $2,121,665 at December 31, 2004, and 2003, respectively. Substantially all of these funds are invested in fixed rate bank instruments that are highly liquid.

        In addition, the announced repurchase program of the Company’s common stock resulted in acquisition of no shares in 2004 and 148,200 shares for $438,640 in 2003. The Company reauthorized its most recent Stock Buy Back Program on June 26, 2003 authorizing an additional $650,000 worth of stock to be purchased from time to time as determined by management based upon market conditions.

        Inventories increased by $78,991 at the end of 2004 compared to a decrease of $184,101 at the end of 2003. The increased use of capital to fund inventory at December 31, 2004 was the result of raw material requirements of the new precision molding work at Micron and the inventory of the new division.

        The majority of capital equipment expenditures of $655,558 in 2004 and $736,685 in 2003 were related to the electrode sensor operation at Micron. In 2004, the capital expenditures included $121,000 from the 2003 process improvement project, $443,000 for other molding related upgrades and increased capacity, and $91,000 for technology enhancements and a new company truck. The disposal of the fully depreciated company truck resulted in a small gain from the sale. In 2003, $400,000 of the capital expenditures was spent on machinery and equipment in Micron’s production facility. This included $85,000 paid for custom equipment for a process improvement project delivered in 2004. The tooling and equipment is expected to improve the production of sensor manufacturing by reducing in process waste.

        Also in 2003 and 2004, approximately $1,000,000 was spent on property and building improvements. After $55,000 in 2003 for land improvements, the remaining $945,000 is associated with the renovation of the previously unused 40,000 square feet of space. The new division only occupies a fraction of the renovated space, leaving more than half of the space available for future growth and expansion. The ongoing cost of the space occupied by the NEM division is less than the rental cost of its previously occupied Shrewsbury location.

        A new unsecured $1,000,000 renewable credit facility was negotiated and signed in December of 2003. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. There were no outstanding borrowings on our lines of credit as of December 31, 2004 and 2003, and no borrowings during 2004 and 2003. Interest expense includes an unutilized borrowing base charge of $0 and $5,500 in 2004 and 2003, respectively.

        The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

        Funding for future research and development is expected to come from cash provided by ongoing operations and at this time there are no plans for projects that would require outside funding.

        During 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective in September of 2004. The registration statement covers 500,000 shares of the Company’s common stock. There are no immediate plans to offer and sell the registered shares. The Company believes that the shelf registration statement will provide greater flexibility in accessing capital markets when market conditions are conducive to an offering. Any proceeds from such a sale will be used for product development and general corporate purposes or to potentially pursue complementary new opportunities affording accretive earnings and increasing shareholder value.

        On May 7, 2004, the Company reported on its Current Report on Form 8-K that it had announced that Micron consummated the purchase of substantially all of the operating assets of Shrewsbury Molders, Inc. formerly known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. The purchase price included $1,146,355 from working capital and ART common stock with a market value of $400,000 of which $300,000 were issued by December 31, 2004. NEMI is a custom thermoplastic injection molding company specializing in the manufacture of intricately designed disposable products primarily for the medical and electronics industries.

      Inflation

        The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations with one exception, the cost of silver. Silver pricing is passed onto our customers in the form of a surcharge, but this does not preclude the Company from being pressured as the price continues to climb. Silver surcharge collected from our customers is less than 9% of total sales.

      Recent Accounting Pronouncements

        In December 2004, the FASB revised SFAS No. 123, “Share Based Payment”, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first interim or annual reporting period beginning after December 31, 2005.

        The adoption of SFAS No. 123R is expected to have an impact on our consolidated financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

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

        In the fiscal years 2004 and 2003, 57% and 68%, respectively of the Company’s revenues were derived from three customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

        The vast majority of revenues are derived from the sale of a single product.

        In fiscal years 2004 and 2003, the Company derived 80% and 94%, respectively, of its income from medical electrode sensors for use in disposable electrodes. While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors. Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results.

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

        The Company may make acquisitions of complementary companies, products or technologies from time to time. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies if we fail in this integration. Acquisitions may cause disruptions in operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We also may have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of such acquisition-related costs or amortization costs for other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of such acquisitions. The Company is not party to any agreements, written or oral, for the acquisition of any company, product or technology.

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

        The financing of customer purchased tooling utilizes the direct financing method of revenue recognition. This requires the gain or loss on the sale of the tooling to be recorded at the time the tool is put into service while the customer’s stream of payments is reflected as a lease receivable.

        Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts. Bad debts have not had a significant impact on our financial position, results of operations and cash flows.

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

      Deferred Tax Assets

        The Company assesses its deferred tax assets for based upon a more likely than not to be realized criteria. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

      Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 7. FINANCIAL STATEMENTS.

        The information required by this item may be found on pages F-1 through F-20 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 8A. CONTROLS AND PROCEDURES.

        As of the end of the period covered by this Annual Report the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act),. the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. OTHER INFORMATION.

        None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 20, 2005.

Item 10. EXECUTIVE COMPENSATION.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. EXHIBITS.

The Company hereby furnishes the exhibits listed on the attached exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required under this item is incorporated by reference to the applicable information in our Proxy statement for our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

SIGNATURES

        In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

        By: /s/ James E Rouse
                    James E. Rouse,
                    President and Chief Executive Officer
                    March 31, 2005

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Rouse	President and Chief Executive Officer	March 31, 2005
James E. Rouse	(Principal Executive Officer)

Executive Vice President of Finance
/s/ David A. Garrison	and Chief Financial Officer	March 31, 2005
David A. Garrison	(Principal Financial and Accounting Officer)

/s/ E. P. Marinos	Chairman of the Board	March 31, 2005
E. P. Marinos

/s/ Russell C. Chambers	Director	March 31, 2005
Russell C. Chambers

/s/ Julius Tabin	Director	March 31, 2005
Julius Tabin

/s/ Paul F. Walter	Director	March 31, 2005
Paul F. Walter

/s/ James E. Rouse	Director	March 31, 2005
James E. Rouse

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(b)
4.7*	2003 Stock Bonus Plan	(f)
10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001	(d)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.	(g)
21.0	Subsidiaries	(e)
23.1	Consent of BDO Seidman, LLP	X-1
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
32.1	Certification pursuant to 18 U.S.C.§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
32.2	Certification pursuant to 18 U.S.C.§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(c)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(d)	Incorporated by reference from the Company’s Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(e)	Incorporated by reference from the Company’s Form 10-K for fiscal year ended December 31, 2002 as filed with the Commission in March 2003.
(f)	Incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Commission in December 2003, Registration Statement No. 333-111326.
(g)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.

Arrhythmia Research Technology, Inc.

And Subsidiary

Contents

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

       Balance sheets

       Statements of income

       Statements of changes in shareholders' equity

       Statements of cash flows

       Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing on opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Gardner, Massachusetts
March 4, 2005

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2004	2003

Assets

Current assets:
Cash and cash equivalents	$1,772,162	$2,121,665
Trade accounts receivable, net of allowance
for doubtful accounts of $21,000 and $15,000	1,918,207	1,447,697
Inventories (Note 3)	1,018,955	939,964
Deposits, prepaid expenses and other current assets	160,604	62,926

Total current assets	4,869,928	4,572,252

Property, plant and equipment, net (Note 4)	4,693,500	3,065,513

Goodwill (Note 2)	1,433,641	1,244,000

Other intangible assets, net (Note 2)	307,538	--

Deferred income taxes, net (Note 6)	237,960	398,923

Other assets	126,759	20,260

Total assets	$11,669,326	$9,300,948

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2004	2003
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 358,491	$ 283,483
Accrued expenses	684,487	165,976
Acquisition price payable (Note 2)	100,000	--

Total current liabilities	1,142,978	449,459

Commitments and contingencies (Notes 7 and 8):

Shareholders' equity (Notes 2 and 11):
Common stock, $.01 par value; 10,000,000 shares authorized;
3,926,491 and 3,917,491 issued, respectively	39,265	39,175
Additional paid-in-capital	9,515,717	9,224,169
Treasury stock, 1,266,622 and 1,287,918 shares at cost	(3,468,440)	(3,526,756)
Retained earnings	4,439,806	3,114,901

Total shareholders' equity	10,526,348	8,851,489

Total liabilities and shareholders' equity	$ 11,669,326	$ 9,300,948

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2004	2003

Net sales (Note 8 and 12)	$ 11,110,543	$ 7,677,367
Cost of sales	6,865,972	4,844,789

Gross profit	4,244,571	2,832,578

Selling and marketing	349,586	208,585
General and administrative	1,399,302	1,020,869
Research and development	83,582	37,285

Income from operations	2,412,101	1,565,839

Other income (expense):
Interest expense (Note 5)	(198)	(5,516)
Other income	29,280	61,027

Total other income (expense), net	29,082	55,511

Income before income taxes	2,441,183	1,621,350
Income tax provision (Note 6)	825,000	362,000

Net income	$ 1,616,183	$ 1,259,350

Earnings per share (Note 2):
Basic	$ 0.61	$ 0.48
Diluted	$ 0.60	$ 0.48

Cash dividend paid per share:	$ 0.11	$ 0.05

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Notes 7 and 11)

	Common Stock		Additional	Treasury	Retained
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total

December 31, 2002	3,888,131	$38,881	$9,161,707	$(3,088,116)	$1,985,711	$8,098,183

Exercise of stock options	27,000	270	31,206	--	--	31,476
Employee stock grant in lieu of cash bonus	2,360	24	31,256	--	--	31,280
Treasury stock purchase of 148,200 shares, at cost	--	--	--	(438,640)	-	(438,640)
Cash dividends ($.05 per share)	--	--	--	--	(130,160)	(130,160)
Net income	--	--	--	--	1,259,350	1,259,350

December 31, 2003	3,917,491	39,175	9,224,169	(3,526,756)	3,114,901	8,851,489

Exercise of stock options	9,000	90	49,864	--	--	49,954
Stock issued in acquisition (21,296 shares)	--	--	241,684	58,316	--	300,000
Cash dividends ($.11 per share)	--	--	--	--	(291,278)	(291,278)
Net income	--	--	--	--	1,616,183	1,616,183

December 31, 2004	3,926,491	$39,265	$9,515,717	$(3,468,440)	$4,439,806	$10,526,348

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2004	2003

Cash flows from operating activities:
Net income	$1,616,183	$1,259,350
Adjustments to reconcile net income to net cash provided
by operating activities, net of effects of acquisition:
Depreciation and amortization	663,716	503,008
Provision for doubtful accounts	3,421	(23,660)
Employee stock grant in lieu of cash bonus	--	31,280
Deferred income tax provision	160,963	46,000
Changes in operating assets and liabilities:
Trade accounts receivable	(212,759)	(444,263)
Inventories	38,784	184,101
Deposits, prepaid expenses and other assets	(199,761)	(3,460)
Accounts payable and accrued expenses	364,562	69,906

Net cash provided by operating activities	2,435,109	1,622,262

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,396,933)	(736,685)
Cash paid for acquisitions	(1,146,355)	--

Net cash used in investing activities	(2,543,288)	(736,685)

Cash flows from financing activities:
Cash dividend paid	(291,278)	(130,160)
Proceeds from exercise of stock options	49,954	31,476
Purchase of treasury stock	--	(438,640)

Net cash used in financing activities	(241,324)	(537,324)

Net increase (decrease) in cash and cash equivalents	(349,503)	348,253

Cash and cash equivalents, beginning of year	2,121,665	1,773,412

Cash and cash equivalents, end of year	$1,772,162	$2,121,665

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

1.	Description of Business

Arrhythmia Research Technology (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. Micron Products, Inc. (Micron), a wholly owned subsidiary, is the primary source of revenue. Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. The Company has expanded into custom plastic injection molded products. Revenues in this sector are primarily from an acquisition of a small privately held custom injection molding company.

2.	Accounting Policies

	Principles of Consolidation	The consolidated financial statements include the accounts of ART and Micron (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from product sales is recognized upon shipment of the product. When independent sales representatives or distributors are responsible for installation of systems, the title and risk of loss passes to the customer at the time of shipment. However, in cases where ART personnel are scheduled to perform in-service installation, the revenue is not recognized until completion of such obligations.

Financing Customer Purchased Tooling

In order to lessen the impact of the initial cost of a custom mold, Micron initiated a tooling financing package for select customers. The cost of the tool is charged in conjunction with the product shipments over the first 3 or 4 years of the agreed upon purchasing program. The customer agrees to pay for the tool in full upon any delay or termination in the program. The cash flows are recognized utilizing the direct financing method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions. The Company considers highly liquid investments that can be readily converted to cash at par value to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Silver is inventoried with approximately one month’s usage and is not re-priced when inventory turns make the changes immaterial. Cost of inventories is determined by the first-in, first-out method.

	Concentration of Credit Risk	Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and cash and cash equivalents.

Accounts receivable are customer obligations due under normal trade terms. Micron’s products are sold to manufacturers of disposable electrodes, who are typically large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

Senior management reviews accounts receivable on a bimonthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write offs might exceed the recorded allowance.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Concentration of Credit Risk (Continued)

It is the Company’s policy to place its cash and cash equivalents in high quality financial institutions. The Company does not believe significant credit risk exists above federally insured limits with respect to these institutions.

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

There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2004. The acquisition of substantially all of the operating assets of Shrewsbury Molders, Inc. formerly known as New England Molders, Inc. in May of 2004 created $189,641 in goodwill. The first impairment test for this goodwill will occur in the first quarter of 2005.

Long-Lived Assets

In 2002, the Company adopted Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. No impairment was deemed necessary as of December 31, 2004.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share Data

The Company follows the provisions of SFAS No. 128 “Earnings Per Share”, which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

Basic and diluted EPS computation for the years ended December 31, 2004 and 2003 are as follows:

Years ended December 31,	2004	2003

Net income available to common shareholders	$ 1,616,183	$ 1,259,350
Weighted average common shares outstanding	2,646,582	2,624,343
Basic EPS	$ 0.61	$ 0.48

Diluted EPS:
Net income available to common shareholders	$ 1,616,183	$ 1,259,350
Weighted average common share outstanding	2,646,582	2,624,343
Assumed conversion of net common shares issuable
under stock option plans	35,720	25,931
Weighted average common and common
equivalent shares outstanding	2,682,302	2,650,274

Diluted EPS	$ 0.60	$ 0.48

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company accounts for its employee stock-based compensation under the intrinsic value method in accordance with APB 25.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Stock-Based Compensation (Continued)

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

Years ended December 31,	2004	2003
Net income - as reported	$1,616,183	$1,259,350
Deduct: Total stock-based compensation
expense determined under fair value
based method	(15,036)	(7,876)

Net income - pro forma	$1,601,147	$1,251,474

Basic earnings per share:
as reported	$0.61	$0.48
proforma	$0.60	$0.48

Diluted earnings per share:
as reported	$0.60	$0.48
proforma	$0.60	$0.47

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

Comprehensive Income

The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2004 and 2003.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Industry Segments

The Company follows the provisions of SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” which requires reporting of selected information about operating segments in interim and annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Shipping and Handling Costs

Shipping and handling costs are classified as a cost of sales in the consolidated statements of income. Prior to May of 2004, shipping and handling costs included primarily freight and were insignificant. The newly acquired New England Molders division as a normal course of business charges its customer base shipping and handling, and therefore classifies the amounts billed as revenue in the consolidated statements of income.

	Preferred Stock	The Company has 2,000,000 shares of $1 par value preferred stock authorized. No shares have been issued.

Business Combinations (Shrewsbury Molders)

On May 7, 2004, Micron completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formerly known as New England Molders, (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,546,000, including $1,146,000 in cash, $300,000 in ART common stock with the remaining $100,000 payable in ART stock or cash at ART’s option. Micron funded the cash portion of the purchase out of working capital. At closing $900,000 was paid in cash, and the remaining required cash payment of $246,000 was paid 90 days from the closing date. At closing 7,559 shares were issued to cover a first $100,000 stock payment. 9,690 and 4,047 shares were issued for a second and a third payment. The price of the stock is the ten day average closing price prior to the payment date. The remaining $100,000 payable in ART common stock or cash at our option is payable at the fourth 90 day interval. The purchase price has been allocated to net assets acquired based on their estimated fair values. The preliminary valuation is subject to further review which may result in adjustments to allocation of the purchase price in the first quarter of 2005. The Company has recorded approximately $74,000 in amortization related to the acquired intangible assets from the date of the acquisition through December 31, 2004. New England Molders is a high quality custom injection molder with the majority of its customer base in the medical industry. It is a division of the Company’s wholly owned subsidiary Micron Products, Inc.

The Company completed the move of the division into its newly renovated building located at its Fitchburg facility during the fourth quarter of 2004. The relocation will provide operational synergies and cost savings in manufacturing and administration.

The preliminary allocation of the purchase price of NEMI, based on the purchase prices calculated for accounting purposes, is as follows:

Current assets	$390,600
Property and equipment	821,219
Identified intangible assets	373,852
Goodwill	189,641
Assumed liabilities and transaction costs	(228,957)

$1,546,355

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Business Combinations (Continued)

Identified intangible assets acquired in connection with the acquisition of NEMI consist primarily of acquired contracts, customer relationships and non-compete agreements with key employees. These intangible assets are amortized over their estimateduseful lives of 1 to 11 years.

		Weighted Average
	December 31, 2004	Useful Life
Gross carrying amount:
Acquired orders	$55,536	1 year
Customer relationships	105,662	4 years
In process product development	70,317	(a)
Key employee non-compete agreements	142,337	11 years
Total identified intangible assets	373,852

Accumulated amortization:
Acquired orders	(48,055)
Customer relationships	(17,113)
Key employee non-compete agreements	(8,383)

Total accumulated amortization	(73,551)

Identified intangible assets, net	$300,301

The identified intangible asset in process product development represents the weighted average profit value of specific customer programs taking into account the probability of the contract being awarded. This intangible asset will be amortized over the life of the contract. If the contract is not awarded to the division the value will be impaired for its full value.

The amortization expense for 2004 was $73,551, with an estimated expense of $25,000 for each year following. The other intangible assets, net on the balance sheet contain approximately $7,000 of costs unrelated to the acquisition, and are not material.

The unaudited pro forma and combined selected operating data are presented as if the acquisition of NEMI had occurred on January 1, 2003.
	For the years ended
	December 31, 2004	December 31, 2003
Revenue	$11,837,769	$9,662,699
Operating Income	$2,519,318	$1,712,402

Net Income	$1,683,993	$1,353,058
Earning per share - basic	$0.64	$0.52
Earning per share - diluted	$0.63	$0.51

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

3.	Inventories	Inventories consist of the following:

December 31,	2004	2003
Raw materials	$394,200	$144,486
Work-in-process	273,253	347,592
Finished goods	351,502	447,886

Total	$1,018,955	$939,964

4.	Property, Plant and Equipment, Net	Property, plant and equipment consist of the following:

December 31,	Asset Lives	2004	2003
Machinery and equipment	5 to 15 years	$6,531,651	$5,114,023
Equipment held for lease	10 years	166,003	286,751
Building and improvements	20 years	2,880,611	1,924,711
Vehicles	3 to 5 years	38,970	24,445
Furniture and fixtures	3 to 5 years	412,989	342,668
Construction in progress		33,418	246,118

		10,063,642	7,938,716
Less accumulated depreciation		(5,370,142)	(4,873,203)

Net property, plant and equipment		$4,693,500	$3,065,513

The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $108,059 and $163,941 at December 31, 2004 and 2003, respectively. The Company sold 13 leased machines to our customers in 2004.

5.	Debt Revolving Credit Facility

A new unsecured $1,000,000 renewable credit facility was negotiated and signed in December of 2003. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. This new credit facility replaced the Company’s previous line of credit. There were no outstanding borrowings on the line of credit as of December 31, 2004 and 2003 and no borrowings during 2004 and 2003. Interest expense in 2003 includes an unutilized borrowing base charge of $5,500 under the previous credit facility.

The new agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

6.	Income Taxes	The income tax provision consists of the following:
Year ended December 31	2004	2003
Current:
Federal	$ 556,037	$ 228,000
State	108,000	88,000

	664,037	316,000

Deferred:
Federal	$ 120,963	$ 34,000
State	40,000	12,000

	160,963	46,000

Total income tax provision	$ 825,000	$ 362,000

The Company's federal net operating loss ("NOL") carryforwards are approximately $434,000 at December 31, 2004 and expire in 2006. The use of the loss carryforwards to reduce future income tax obligations are limited in any given year due to restrictions defined in the Internal Revenue Code related to a change in ownership control.

The components of deferred income taxes are as follows:

December 31,	2004	2003
Deferred income taxes:
Inventories	$ 27,000	$ --
Property, plant and equipment	(118,000)	(36,000)
Patents and intangibles	163,000	203,000
Other	17,960	10,923
Net operating loss carryforwards	148,000	221,000

Deferred income taxes	$ 237,960	$ 398,923

The Company files a consolidated federal income tax return. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

Years ended December 31,	2004	2003
Tax provision computed at statutory rate	$ 830,000	$ 551,000
Increases (reductions) due to:
State income taxes, net of federal benefit	98,000	66,000
Changes in valuation allowance estimates	--	(369,000)
Other	(103,000)	114,000

Income tax expense	$ 825,000	$ 362,000

The changes in valuation allowance estimates in 2003 are due to tax planning focused on accelerated use of deferred tax assets and more predictable taxable income estimates.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

7.	Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 90% of their eligible compensation or up to the maximum allowable by the IRS. The Company’s matching contributions are at the discretion of management. The Company did not make any contributions for the years ended December 31, 2004 and 2003.

The Board of Directors after a recommendation from the Compensation Committee approved the establishment of a Stock Bonus Plan for the fiscal year ending December 31, 2003. This plan allocated up to 3,000 to be granted to eligible employees as part of a year end performance bonus. The plan terminated as scheduled at December 31, 2003 after granting stock to the employees.

8.	Commitments and Contingencies

Legal Matters

The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business. Management believes the resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

Royalties

ART receives a royalty from a non-exclusive licensing agreement with Philips Medical for the sale of equipment that includes the ART’s technology. The royalties received in 2004 and 2003 were $0 and $3,032, respectively.

ART’s subsidiary Micron pays a royalty for use of patented material in a specific custom electrode. The royalties paid in 2004 and 2003 were $4,970 and $4,363, respectively.

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

Based on the Company’s analyses and subject to the difficulty in estimating these future costs, the Company does not expect future costs in connection with environmental matters to have a material adverse effect on its financial condition, result of operations or liquidity. To further guard against any future contingencies, the Company has purchased environmental release liability insurance to protect against a catastrophic loss which releases hazardous materials into the environment.

Employment Agreement

The Company has an employment agreement with an executive extending through September 2006. The agreement provides for a base compensation and certain other benefits. The agreement also contains other terms and conditions of employment, including termination payments under certain circumstances.

	Operating Leases	The Company leases vehicles and equipment under non-cancelable lease arrangements. Lease expense under all operating leases was approximately $33,000 and $34,000 in 2004 and 2003, respectively.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

	Operating Leases (Continued)	Future minimum operating lease payments as of December 31, 2004 are approximately as follows:
Year	Amount
2005	$23,000
2006	8,000
2007	7,000

Total	$38,000

9.	Supplemental Cash Flow Information	Cash paid for income taxes and interest for the years ended December 31 are as follows:
	2004	2003
Income taxes	$ 324,768	$ 224,120
Interest	198	5,516

At December 31, 2004 the Company has $1,217 of dividends payable.
$300,000 worth of treasury stock was issued in connection with the acquisition.
Included in the acquisition is the remaining payable for $100,000 with the seller.

10.	Related Party Transactions

The Company obtains legal services believed to be at arm’s length terms with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $13,000, and $17,000 for years 2004, and 2003, respectively.

During 2004 and 2003, healthcare coverage premiums of approximately $4,300 and $7,400, respectively, were paid on behalf of a Director of the Company in exchange for consulting services.

11.	Stock Options

2001 Stock Option Plan

In October 2001, the shareholders approved the adoption of the 2001 Stock Option Plan Option Plan (the “Option Plan”) and reserved 200,000 shares of the Company’s common stock for issuance under the Option Plan. Under the Option Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the amount granted per year and expire six years from the date of grant. The exercise price is the fair market value of the common stock on the date of the grant.

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

2001 Stock Option Plan (Continued)

In 2003, options for 25,000 shares were granted an officer at an exercise price of $4.85. At December 31, 2004 and 2003, 145,000 options are available for future grants. The weighted average fair market value on the date of grant of the 2003 options granted was $1.43. The assumptions used for the 25,000 options issued in 2003 were a dividend yield of 0.94%, expected volatility of .31, and a risk free rate of 3.0%.

On November 9, 2004, the Company registered 197,000 of the 200,000 shares underlying these options in this Option Plan.

Transactions under the Option Plan are summarized as follows:
	2004	2003
Options outstanding at beginning of year	52,000	30,000
Issued	--	25,000
Exercised	(9,000)	(3,000)
Cancelled/expired	--	--

Options outstanding at end of year	43,000	52,000

Options exercised to date	12,000	3,000

Available for grant at end of year	145,000	145,000

Exercisable at end of year	11,000	9,000

The weighted average exercise price of options outstanding was $3.66 at December 31, 2004 and $3.37 at December 31, 2003. The weighted average price of options exercisable at December 31, 2004 and 2003 was $3.30 and $2.00, respectively.

Incentive Stock Option Plan

The Company had reserved 250,000 shares of its common stock for issuance to officers and key employees pursuant to an Incentive Stock Option Plan (the “ISO Plan”). Under the ISO Plan, options become exercisable commencing one year from the date of grant at the rate of 20% of the total granted per year and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. The range of exercise prices was $1.06 to $6.00 per share for all options outstanding and granted under the ISO Plan with a weighted average exercise price of $1.44 per share at December 31, 2002. The ISO Plan was terminated for additional grants in 2001.

In December 2003, the remaining 24,000 options outstanding under the ISO Plan were exercised.

Transactions under the ISO Plan are summarized as follows:
	2004	2003
Options outstanding at beginning of year	--	26,000
Exercised	--	24,000
Cancelled/expired	--	(2,000)

Options outstanding at end of year	--	--

Options exercised to date	--	38,000
Available for grant at end of year	--	--

Exercisable at end of year	--	--

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments	The Company’s operations are classified into two business segments: medical electrode components and custom plastic injection molding, and computerized medical instruments.
The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2004 and 2003:

	Medical Electrode	Computerized
	Components and	Medical
	Plastic Molding	Instruments	Corporate	Consolidated
Year ended December 31, 2004

Sales	$11,110.543	$--	$--	$11,110,543

Operating income (loss)	$2,890,628	$(81,077)	$(397,450)	$2,412,101

Capital Expenditures	$1,396,933	$--	$--	$1,396,933
Depreciation and Amortization	$663,822	$--	$--	$663,822
Total Assets at December 31, 2004	$9,626,624	$187,151	$1,855,551 $	$11,669,326

		Computerized
	Medical Electrode	Medical
	Components	Instruments	Corporate	Consolidated
Year ended December 31, 2003

Sales	$7,677,202	$165	$--	$7,677,367

Operating income (loss)	$1,978,560	$(46,580)	$(366,141)	$1,565,839

Capital Expenditures	$736,685	$--	$--	$736,685
Depreciation and Amortization	$503,008	$--	$--	$503,008
Total Assets at December 31, 2003	$6,952,953	$185,284	$2,162,711	$9,300,948

The following table sets forth the geographic distribution of the Company's net sales:

	2004	2003
Canada	$3,813,151	$3,128,515
Europe	3,490,910	2,846,282
United States	3,326,697	1,149,181
Pacific Rim	273,105	471,261
Other	206,680	82,128

Net Sales	$11,110,543	$7,677,367

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments (continued)	The following table sets forth the percentage of net sales to significant customers of the medical electrode components segment in relation to total segment sales:
Customers	2004	2004
A	31%	37%
B	12%	15%
C	14%	16%

13.	Quarterly Financial Data(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004

Net sales	$ 2,152,117	$ 3,113,875	$ 2,980,976	$ 2,863,575
Gross profit	814,132	1,201,851	1,160,701	1,067,887
Net income	318,431	440,414	439,266	418,072
Earnings per share	0.12	0.17	0.17	0.16

2003

Net sales	$1,875,568	$1,939,635	$1,975,049	$1,887,115
Gross profit	702,040	738,495	727,233	664,810
Net income	279,355	284,981	314,119	380,895
Earnings per share	0.10	0.11	0.12	0.15

During the fourth quarter of 2003, the Company adjusted income tax expense by approximately $83,000 to better reflect the expected utilization of deferred tax assets.