Form 10QSB
period 2005-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2005-08-15
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

As of July 15, 2005 there were 2,666,194 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format   Yes            No    X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

June 30, 2005

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS		December 31,
	June 30, 2005	2004
Current assets:
Cash and cash equivalents	$1,672,985	$1,772,162
Trade and other accounts receivable, net of allowance for
doubtful accounts of $18,594 and $20,724	2,358,219	1,918,207
Inventories, net	1,196,177	1,018,955
Deposits, prepaid expenses and other current assets	293,462	160,604

Total current assets	5,520,843	4,869,928

Property and equipment, net of accumulated depreciation of
$5,717,328 and $5,370,142	4,597,030	4,693,500
Goodwill	1,479,727	1,433,641
Other intangible assets, net	252,151	307,538
Deferred income taxes, net	173,960	237,960
Other assets	196,915	126,759

Total assets	$12,220,626	$11,669,326

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$553,691	$358,491
Accrued expenses	326,590	684,487
Acquisition price payable	--	100,000

Total current liabilities	880,281	1,142,978

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 10,000,000 shares authorized,
3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	9,598,397	9,515,717
Common stock held in treasury, 1,260,297 and 1,266,622 shares at cost.	(3,451,120)	(3,468,440)
Retained earnings	5,153,803	4,439,806

Total shareholders' equity	11,340,345	10,526,348

Total liabilities and shareholders' equity	$12,220,626	$11,669,326

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$3,424,099	$3,113,875	$6,531,798	$5,265,992
Cost of sales	2,215,212	1,912,024	4,158,130	3,250,009

Gross profit	1,208,887	1,201,851	2,373,668	2,015,983

Selling and marketing	116,414	77,411	277,272	119,353
General and administrative	402,058	396,534	733,813	671,337
Research and development	1,840	32,317	18,801	39,413

Income from operations	688,575	695,589	1,343,782	1,185,880

Other income, net	5,689	4,825	12,186	11,965

Income before income taxes	694,264	700,414	1,355,968	1,197,845

Income tax provision	249,000	260,000	482,000	439,000

Net income	$445,264	$440,414	$873,968	$758,845

Net income per share - basic	$0.17	$0.17	$0.33	$0.29

Net income per share - diluted	$0.17	$0.16	$0.32	$0.28

Cash dividends declared per share	$--	$--	$0.06	$0.05

Weighted average common shares
outstanding - basic	2,666,194	2,643,142	2,665,076	2,637,791
Weighted average common shares
outstanding - diluted	2,675,126	2,674,875	2,698,542	2,673,973

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$873,968	$758,845

Adjustments to reconcile net income to net cash provided by
operating activities, net of effects of acquisition:
Depreciation and amortization	351,831	290,820
Changes in operating assets and liabilities:
Trade and other accounts receivable	(440,012)	(326,430)
Inventories	(177,222)	(9,656)
Deposits, prepaid expenses and other assets	(134,358)	(11,318)
Accounts payable and accrued expenses	(162,697)	352,936

Net cash provided by operating activities	311,510	1,055,197

Cash flows from investing activities:
Capital expenditures, net of disposals	(250,716)	(545,312)
Cash paid for acquisitions	--	(900,000)

Net cash used in investing activities	(250,716)	(1,445,312)

Cash flows from financing activities:
Cash dividend paid	(159,971)	(131,929)
Proceeds from the exercise of stock options	--	49,954

Net cash used in financing activities	(159,971)	(81,975)

Net decrease in cash and cash equivalents	(99,177)	(472,090)

Cash and cash equivalents at beginning of period	1,772,162	2,121,665

Cash and cash equivalents at end of period	$1,672,985	$1,649,575

Supplemental Information:
At June 30, 2005 the Company has $1,241 of dividends payable.
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

        Interim results are subject to year-end adjustments and audit of year-end results by our independent registered public accounting firm.

2. Inventories:

	June 30,	December 31,
Inventories consist of the following as of:	2005	2004

Raw materials	$376,631	$394,200
Work-in-process	281,658	273,253
Finished goods	537,888	351,502

Total	$1,196,177	$1,018,955

3. Stock-Based Compensation:

        The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” (“SFAS 148”) Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Three Months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income - as reported	$445,264	$440,414	$873,968	$758,845
Deduct: Total stock-based compensation
expense determined under fair value based
method	--	--	(7,876)	(7,876)

Net income - pro forma	$445,264	$440,414	$866,092	$750,969

Basic earnings per share:
as reported	$0.17	$0.17	$0.33	$0.29
pro forma	$0.17	$0.17	$0.32	$0.28

Diluted earnings per share:
as reported	$0.17	$0.16	$0.32	$0.28
pro forma	$0.17	$0.16	$0.32	$0.28

4. Recent Accounting Pronouncements:

         In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. As modified, SFAS 123R will be effective for the Company’s fiscal year beginning January 1, 2006.

        The Company expects that the adoption of SFAS 123R will result in stock-based compensation expense. Had the company adopted Statement 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the above table.

5. Acquisition:

        On May 7, 2004, the Company’s wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. ("NEMI") of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,546,000, including $1,146,000 in cash, $400,000 in ART common stock. The final payment of $100,000 in ART stock was made in February 2005. A final adjustment to the value of the intangible assets was made on March 31, 2005. The adjustment increased the goodwill and decreased the backlog, customer relationship, and non-compete intangible assets by $46,000. The adjustment resulted in a decrease of amortization expense of $13,500 in the period ending March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries. More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

        The Company’s products are primarily devices that aid in the detection and analysis of cardiac arrhythmias. The primary source of revenue relates to the production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. In an effort to leverage current skills, the Company has expanded into both high volume precision injection molding, and that of more diversified custom injection molding. Management is attempting to further identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

        Revenue for the six months ended June 30, 2005 was $6,531,798 versus $5,265,992 for the six months ended June 30, 2004, an increase of 24%. Micron medical sensors and high volume precision molded products contributed $643,397 of the $1,265,806 increase in revenue, while New England Molders custom molded products contributed an additional $622,409 in revenue for the first six months of 2005. There were no sales of the Company’s signal-averaging ECG products in 2005.

Revenue from domestic and foreign sales for the first six months is as follows:

	Six Months Ending June 30,
	2005	%	2004	%

Canada	$2,534,157	39	$1,765,600	34
United States	2,177,056	33	1,294,007	25
Europe	1,548,598	24	2,036,199	39
Pacific Rim	157,619	2	116,940	2
Other	114,368	2	53,246	--

Total	$6,531,798	100	$5,265,992	100

        The shift in distribution of sales to the domestic market was a result of the new division’s higher percentage of domestic sales, and increases in Micron Products’ high volume precision custom molding business.

         Cost of sales was 64% of revenue for the six months ended June 30, 2005 compared to 62% of revenue for the same period in 2004. The process improvements made during the past year continue to contribute to the stability of the cost to manufacture product. These programs have helped to offset increases in raw material pricing. The future outlook for raw material pricing required us to pass on a portion of these increases to our customers. New England Molders sells the production and prototype molding tools that it designs and qualifies for production of plastic components. These tools have a significantly lower margin than the product the tool produces. In the first six months of 2005, the division sold $228,000 of production and prototype tooling. Management continues to investigate new methods to increase the overall gross margin without sacrificing product quality.

        Selling and marketing expense was $277,272 for the six months ended June 30, 2005 as compared to $119,353 for the same period in 2004. The increased expense of $157,919 is directly attributable to the sales staff added in connection with the New England Molders Division (“the new division”), and the expansion of new business development efforts. The selling and marketing expense was 4% of sales in the six months ended June 30, 2005 as compared to 2% of sales for the same period in 2004; however, the Company expects selling expenses to remain at relatively constant levels for the remainder of 2005 but its selling expense as a percentage of sales to decrease over the remainder of 2005 as the Company begins to see positive results from the additional new business development efforts.

        General and administrative expense was $733,813 for the six months ended June 30, 2005 as compared to $671,337 for the same period in 2004. The increase of $62,476 in the six months ended June 30, 2005 includes the administrative costs associated with the new division, and an increase in other miscellaneous corporate expenses. Due to the extension of the implementation date for Section 404 of Sarbanes Oxley Act relating to internal control documentation, costs we expected to be incurred beginning in the second quarter of 2005 will not be incurred until beginning in January 2006.

        Research and development expense was $18,801 for the six months ended June 30, 2005 as compared to $39,413 for the same period in 2004. The decrease was related to lower expenditures for ART’s product, Predictor®7. Inasmuch as base development work on Predictor 7 has been completed, future product development costs are expected to be related to modifications under specific product order criteria when product orders are obtained. Other expenses relate to Micron’s customer specific electrode sensor research.

        Other income, net was $12,186 and $11,965 of income for the six months ended June 30, 2005 and June 30, 2004, respectively. The majority of other income is interest income from our cash balance.

        Income taxes as a percent of income before income taxes were 36% and 37% for the six months ended June 30, 2005 and June 30, 2004, respectively. Management will continue to seek to maximize any tax planning opportunities that could effectively reduce the Company's income tax provision in the future.

Liquidity and Capital Resources

        Working capital was $4,640,562 on June 30, 2005 compared to $3,726,950 at December 31, 2004, an increase of $913,612. The working capital increase was a result of the increase of sales contributing to higher accounts receivable, and increased finished goods inventory to meet future products demands from our customers. The significant reduction in liabilities from income tax payments related to the prior year and the final acquisition payment did not affect the final cash balance as collections for the first six months ending June 30, 2005 offset this cash requirement. Capital investment could decrease working capital further with any significant investment resulting from another acquisition, significant expansion of production capacity, a medical study, or further software development.

        Net capital expenditures were $250,716 for the first six months of 2005 as compared to $545,312 for the same period in 2004. Capital expenditures in the first six months of 2005 included $132,000 of continued renovations of 45,000 square feet of space, a portion of which is occupied by the NEM Division. The remaining capital expenditures included $118,000 for additional machinery and equipment, including $53,000 in deposits for new machinery and tooling. The Company has further obligations of $108,000 upon delivery and installation of the new machinery and tooling.

        The Company’s stock buyback program announced in June of 2003 has not resulted in any stock repurchases in the twelve months of 2004, or the first six months of 2005.

        The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of June 30, 2005.

        A cash dividend of $0.06 per share was announced in the first quarter of 2005. A dividend totaling $159,971 was paid in May 2005 to shareholders of record on April 28, 2005.

        The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

        A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective, and complex judgments that could have a material effect on the Company’s financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

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

        The financing of customer purchased tooling utilizes the direct financing method of revenue recognition. This requires the gain or loss on the sale of the tooling to be recorded at the time the tool is put into service while the expected payments are reflected as a lease receivable.

        Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which adversely affects the ultimate collectibility of the related receivable, management will record an allowance for the bad debt. Bad debts have not had a significant impact on the Company’s financial condition, results of operations or cash flows.

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

        Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment at June 30, 2005.

        Asset Impairment – Long Lived Assets

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When it is determined that the carrying value of such assets may not be recoverable, the Company generally measures any impairment based on projected undiscounted future cash flows attributed to the asset and its carrying value. If the carrying value exceeds the future discounted cash flows, an impairment would be recorded.

Item 3. Controls and Procedures

        As of the end of the period covered by this Quarterly Report the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 20, 2005, the Company held its 2005 Annual Meeting of Stockholders. The following is a tabulation of the voting on the proposals presented at the Annual Meeting

Proposal 1:	The following nominee was elected as a Class I director, to serve for three years and until his successor has been duly elected and qualified:

	Shares Voted For	Shares Withheld	Broker Non-Votes
James E. Rouse	2,312,249	161,122	192,823

The terms of office of E.P. Marinos and Julius Tabin (Class II directors) and Paul F. Walter (Class III director) continued after the Annual Meeting. Russell C. Chambers withdrew his nomination and no longer serves as a director.

Proposal 2:	The adoption of the Arrhythmia Research Technology 2005 Stock Award Plan was approved:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
463,190	24,211	4,480	2,174,313

Proposal 3:	The appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2005 was ratified.

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
2,470,827	1,787	757	192,823

Item 6. Exhibits

(a) Exhibits

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

August 15, 2005