Form 10QSB
period 2005-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2005-11-14
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

As of October 31, 2005 there were 2,666,194 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format     Yes          No   X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

September 30, 2005

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$1,247,289	$1,772,162
Trade and other accounts receivable, net of allowance for
doubtful accounts of $18,594 and $20,724	2,481,182	1,918,207
Inventories, net	1,377,704	1,018,955
Deposits, prepaid expenses and other current assets	523,689	160,604

Total current assets	5,629,864	4,869,928

Property and equipment, net of accumulated depreciation of
$5,893,912 and $5,370,142	4,699,165	4,693,500
Goodwill	1,479,727	1,433,641
Other intangible assets, net	235,893	307,538
Deferred income taxes, net	173,960	237,960
Other assets	169,538	126,759

Total assets	$12,388,147	$11,669,326

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$468,055	$358,491
Accrued expenses	476,532	684,487
Acquisition price payable	-	100,000

Total current liabilities	944,587	1,142,978

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized,
3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	9,598,397	9,515,717
Common stock held in treasury, 1,260,297 and 1,266,622 shares at cost	(3,451,120)	(3,468,440)
Retained earnings	5,257,018	4,439,806

Total shareholders' equity	11,443,560	10,526,348

Total liabilities and shareholders' equity	$12,388,147	$11,669,326

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$3,339,438	$2,980,976	$9,871,236	$8,246,968
Cost of sales	2,240,861	1,820,275	6,398,991	5,070,284

Gross profit	1,098,577	1,160,701	3,472,245	3,176,684

Selling and marketing	115,386	111,211	392,658	230,564
General and administrative	556,532	355,330	1,290,345	1,026,667
Research and development	6,214	8,054	25,015	47,467

Income from operations	420,445	686,106	1,764,227	1,871,986

Other income, net	742	4,160	12,928	16,125

Income before income taxes	421,187	690,266	1,777,155	1,888,111

Income tax provision	158,000	251,000	640,000	690,000

Net income	$263,187	$439,266	$1,137,155	$1,198,111

Net income per share - basic	$0.10	$0.17	$0.43	$0.45

Net income per share - diluted	$0.10	$0.16	$0.42	$0.45

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.11

Weighted average common shares	2,666,194	2,652,136	2,665,453	2,642,608
outstanding - basic
Weighted average common shares
outstanding - diluted	2,697,569	2,684,931	2,698,301	2,677,921

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,137,155	$1,198,111
Adjustments to reconcile net income to net cash provided by
operating activities, net of effects of acquisition:
Depreciation and amortization	545,816	485,390
Changes in operating assets and liabilities:
Trade and other accounts receivable	(562,975)	(305,663)
Inventories	(358,749)	(241,960)
Deposits, prepaid expenses and other assets	(337,242)	14,783
Accounts payable and accrued expenses	(98,391)	605,227

Net cash provided by operating activities	325,614	1,755,888

Cash flows from investing activities:
Capital expenditures, net of disposals	(530,544)	(938,339)
Cash paid for acquisitions	--	(1,146,355)

Net cash used in investing activities	(530,544)	(2,084,694)

Cash flows from financing activities:
Cash dividend paid	(319,943)	(291,279)
Proceeds from the exercise of stock options	--	49,954

Net cash used in financing activities	(319,943)	(241,325)

Net decrease in cash and cash equivalents	(524,873)	(570,131)
Cash and cash equivalents at beginning of period	1,772,162	2,121,665

Cash and cash equivalents at end of period	$1,247,289	$1,551,534

Supplemental Information: At September 30, 2005 the Company has $1,257 of dividends payable. In 2005, $100,000 worth of treasury stock was issued in connection with the acquisition.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and its subsidiaries (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2004.

        The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

        Interim results are subject to year-end adjustments and audit of year-end results by the Company’s independent registered public accounting firm.

2. Inventories:

	September 30,	December 31,
Inventories consist of the following as of:	2005	2004
Raw materials	$470,387	$394,200
Work-in-process	319,962	273,253
Finished goods	587,355	351,502

Total	$1,377,704	$1,018,955

3. Stock-Based Compensation:

        The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Three Months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income - as reported	$263,187	$439,266	$1,137,155	$1,198,111
Deduct: Total stock-based compensation expense
determined under fair value based method	(7,161)	(7,161)	(15,036)	(15,036)

Net income - pro forma	$256,026	$432,105	$1,122,119	$1,183,075

Basic earnings per share:
as reported	$0.10	$0.17	$0.43	$0.45
pro forma	$0.10	$0.16	$0.42	$0.45
Diluted earnings per share:
as reported	$0.10	$0.16	$0.42	$0.45
pro forma	$0.09	$0.16	$0.42	$0.44

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001 and 2003, respectively: (i) dividend yield of 0% and 0.94%; (ii) beta of 0.80 and 0.31 for 2001 and 2003, respectively; (iii) risk free interest rates of 3.0% for all periods; and (iv) expected option terms of 5 years for all periods.

4. Recent Accounting Pronouncements:

        In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. In March 2005, the SEC issued Staff Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the fair value of the award on the grant date and recognized over the vesting period. As modified, SFAS 123R will be effective for the Company’s fiscal year beginning January 1, 2006.

        The Company expects that the adoption of SFAS 123R will result in stock-based compensation expense. Had the Company adopted Statement 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the above table.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. We are required to adopt SFAS No. 151 on January 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the financial statements.

5. Acquisition:

        On May 7, 2004, the Company’s wholly-owned subsidiary, Micron Products, Inc., completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc., formerly known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of $1,546,000, including $1,146,000 in cash, and $400,000 in ART common stock. The final payment of $100,000 in ART stock was made in February 2005. A final adjustment to the value of the intangible assets was made on March 31, 2005. The adjustment increased the goodwill and decreased the backlog, customer relationship, and non-compete intangible assets by $46,000. The adjustment resulted in a decrease of amortization expense of $13,500 in the period ending March 31, 2005. In August, the Company restructured the administration of the division resulting in a one time charge of $190,000.

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

Overview

        The Company’s products are primarily devices that aid in the detection and analysis of cardiac arrhythmias. A patented product of signal-averaging electrocardiographic (SAECG) software called the Predictor® series is offered for licensing to original equipment manufacturers. The primary source of revenue relates to the production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. In an effort to leverage current skills, the Company has expanded into both high volume precision injection molding, and that of more diversified custom injection molding. Management is attempting to further identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

        Revenue for the nine months ended September 30, 2005 was $9,871,236 versus $8,246,968 for the nine months ended September 30, 2004, an increase of 19.7%. Micron’s medical sensors and snaps contributed $508,672 to the increase in revenue, while the high volume precision molded products and other miscellaneous sales contributed $563,501 of the $1,624,268 total increase in revenue. The increase in sensor revenue includes an increase of over $306,000 in silver surcharge billed to our customers. The New England Molders Division’s (“the NEM division”) custom molded products contributed an additional $533,298 in revenue for the first nine months of 2005. The remaining $18,797 increase in revenue came from the attaching machines business, and other ancillary unrelated manufacturing projects. There were no sales of the Company’s signal-averaging ECG products in 2005. Non-recurring engineering and tooling revenue accounted for over $475,000 of the revenues in the nine months ended September 30, 2005. Tooling and engineering revenues typically occur at the beginning of a product life cycle or when a customer changes their manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to operate the customer owned tooling.

Revenue from domestic and foreign sales for the first nine months is as follows:

	Nine Months Ending September 30,
	2005	%	2004	%
Canada	$3,651,597	37	$2,697,770	33
United States	3,414,861	35	2,463,766	30
Europe	2,341,027	24	2,779,610	34
Pacific Rim	264,367	2	189,050	2
Other	199,384	2	116,772	1

Total	$9,871,236	100	$8,246,968	100

        The shift in distribution of sales to the domestic market was a result of the NEM division’s higher percentage of domestic sales, and increases in Micron Products’ high volume precision custom molding business. Canadian sales increases are the result of market share gains with Micron’s electrophysiological sensor and snap product line.

        Cost of sales was 64.8% of revenue for the nine months ended September 30, 2005 compared to 61.5% of revenue for the same period in 2004. The increase in silver cost is accounted for to over one percentage point of the 3.3% of revenue increase in the cost of sales. The NEM division sells the production and prototype molding tools that it designs and qualifies for production of plastic components. These tools have a significantly lower margin than the product the tool produces. In the first nine months of 2005, the division sold $369,742 of production and prototype tooling. Material and energy cost increases also contributed to the increase of cost of sales in the first nine months. Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise. Management continues to investigate strategies to increase the overall gross margin without sacrificing product quality.

        Selling and marketing expense was $392,658 for the nine months ended September 30, 2005 as compared to $230,564 for the same period in 2004. The increased expense of $162,094 is attributable to the sales staff added in connection with the NEM division and increased business development efforts. The selling and marketing expense was 4% of sales in the nine months ended September 30, 2005 as compared to 3% of sales for the same period in 2004. The Company expects selling expenses to remain at relatively constant levels for the remainder of 2005. Selling expense as a percentage of sales is expected to decrease over the remainder of 2005 as the Company begins to see positive results from the business development efforts.

        General and administrative expense was $1,290,345 for the nine months ended September 30, 2005 as compared to $1,026,667 for the same period in 2004. The increase of $263,678 in the nine months ended September 30, 2005 includes the administrative costs associated with the NEM division, and an increase in other miscellaneous corporate expenses. The increased cost of NEM division involves the one time $190,000 administrative restructuring charge of the division. The increase in corporate expenses includes a larger than expected increase to the fees associated with our annual audit. This increase is separate from the fees associated with the internal control documentation required to comply with Section 404 of the Sarbanes Oxley Act. Due to the extension of the implementation date relating to the internal control documentation, costs we expected to be incurred beginning in the second quarter of 2005 are not expected to be incurred until some time in early 2006.

        Research and development expense was $25,015 for the nine months ended September 30, 2005 as compared to $47,467 for the same period in 2004. The decrease was related to lower expenditures for ART’s product, Predictor®7. Inasmuch as base development work on Predictor 7 has been completed, future product development costs are expected to be related to modifications under specific product order criteria when product orders are obtained. Other expenses relate to Micron’s customer specific electrode sensor research.

        Other income, net was $12,928 and $16,125 of income for the nine months ended September 30, 2005 and September 30, 2004, respectively. The majority of other income is interest income from the Company’s cash balance. In 2005, this income is net of a $5,641 loss on the disposal of non-producing machinery.

        Income taxes as a percent of income before income taxes were 36% and 37% for the nine months ended September 30, 2005 and September 30, 2004, respectively. Management will continue to seek to maximize any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

        Working capital was $4,685,277 on September 30, 2005 compared to $3,726,950 at December 31, 2004, an increase of $958,327. The working capital increase was a result of the increase of sales contributing to higher accounts receivable, and increased finished goods inventory to meet future products demands from the Company’s customers. The significant reduction in liabilities from income tax payments related to the prior year and the final acquisition payment did not affect the final cash balance as collections for the first nine months ending September 30, 2005 offset this cash requirement. The increased finished goods inventory is the combination of NEM production awaiting shipment, and additional inventory requirements for Micron's products. Capital investment could decrease working capital further with any significant investment resulting from another acquisition, significant expansion of production capacity, a medical study, or further software development.

        Net capital expenditures were $530,544 for the first nine months of 2005 as compared to $938,339 for the same period in 2004. Capital expenditures in the first nine months of 2005 included $160,000 of continued renovations of 45,000 square feet of space, a portion of which is occupied by the NEM division. The remaining capital expenditures included $350,000 for additional machinery and equipment, including $28,000 in deposits and future obligations for new machinery and tooling.

        The Company’s $650,000 stock buyback program announced in June of 2003 has not resulted in any stock repurchases in the nine months of 2004, or the first nine months of 2005.

        The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of September 30, 2005.

        A cash dividend of $0.06 per share was announced in the third quarter of 2005. A dividend totaling $159,972 was paid in September 2005 to shareholders of record on September 13, 2005.

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

        Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which may adversely affect the ultimate collectibility of the related receivable, management will record an allowance for the bad debt. Bad debts have not had a significant impact on the Company’s financial condition, results of operations or cash flows.

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

      Asset Impairment – Goodwill

        The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment as of September 30, 2005.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

        Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits
	3.0	Articles of Incorporation(a)
	3.1	By-laws(b)
	10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001(c)
	10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.(d)
	31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
	31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
	32.1	Certification pursuant to 18 U.S.C.§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
	32.2	Certification pursuant to 18 U.S.C.§1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

*Indicates a management contract or compensatory plan required to be filed as an exhibit
(a)	Incorporated by reference from the Company's Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company's Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company's Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(d)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on May 21, 2004.

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

November 14, 2005