Form 10KSB
period 2005-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2006-03-31
CIK 819689

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ X ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

001-9731
(Commission file number)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Delaware	72-0925679
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)
25 Sawyer Passway, Fitchburg, MA	01420
(Address of principal executive offices)	(Zip Code)

(978) 345-5000
(Issuer’s telephone number)

Securities Registered under Section 12 (b) of the Act:

Common Stock, $.01 par value	American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered under Section 12 (g) of the Act:
None

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No ____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___ No  X

        State issuer's revenues for its most recent fiscal year.    $12,894,993

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock as of February 28, 2006.    $23,963,740

        On February 28, 2006 there were 2,666,194 shares of the issuer’s common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check one):    Yes ____   No   X

Arrhythmia Research Technology, Inc.

Table of Contents

PART I

Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW

        Arrhythmia Research Technology, Inc. (“ART”) was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the development and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART’s patented products consist of signal-averaging electrocardiographic (SAECG) software. In 2002, ART completed an update to a Windows based version of its proprietary Predictor® series. Rather than restore a direct sales force, the intent is to market ART’s product through licensing with original equipment manufacturers. No sales of the software were recorded in 2004 or 2005. We continue to seek to establish contracts with original equipment manufacturers for this product.

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

        ART’s wholly owned subsidiary, Micron Products, Inc. (“Micron”), was incorporated in the State of Massachusetts in 1972, and is located in the same facility with ART in Fitchburg, Massachusetts. Micron is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors (“sensors”) used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners (“snaps”), another component used in the manufacture of disposable electrodes. In 1997, Micron acquired the rights to an assembly machine, which it manufactures and sells or leases to its sensor and snap customers. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of Late Potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.

        Micron is the largest of a few companies providing silver / silver-chloride sensors to the medical device industry. Micron’s customers manufacture monitoring and transmitting electrodes which are utilized in a variety of bio-feedback and bio-stimulation applications including, among many others, electrocardiograms (ECG’s), electroencephalograms (EEG’s), electro-muscular stimulation (EMS), and thermo-electrical neural stimulation (TENS). The Company believes that because of its history of producing high volume precision plastic products, Micron was able in 2004, to secure supply agreements to produce several products. These high volume products provide diversification for Micron, and reduce its dependence on a single product line.

        On May 7, 2004, Micron completed the purchase of substantially all of the operating assets of privately held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. (“NEM”) of Shrewsbury, Massachusetts. The Company completed the move of the division into its newly renovated molding facility located at the Company’s Fitchburg complex in the fourth quarter of 2004. The relocation provides operational synergies and cost savings in manufacturing and administration. The NEM division is a custom thermoplastic injection molder that produces a wide variety of consumable medical products, medical device and equipment components, and other products for the consumer, electronic, and aerospace industries.

        On January 3, 2006, Micron announced the creation of Micron Integrated Technologies, a division of Micron Products. This division specializes in the production of metal and plastic components for the medical and defense industries. Leveraging the high quality manufacturing of the NEM division’s plastic production capacity with a comprehensive portfolio of value-added manufacturing, design and engineering services, this new division provides complete product life cycle management: from concept, product development, prototyping, volume production, and assembly.

PRODUCTS

        The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the “Company”):

	Year Ended December 31,
	2005	%	2004	%
Sensors	$9,349,874	73	$8,881,813	80
Other Molded Products	2,488,581	19	1,473,214	13
Snaps & Snap Machines	404,396	3	527,993	5
Other Products	652,142	5	227,523	2

Total	$12,894,993	100	$11,110,543	100

Sensors

        Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation. The disposable electrode has proven to be more reliable than the reusable electrodes available in the market. Additionally, disposable electrodes are easier and less expensive to use than reusable electrodes, which require cleaning after each use. The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver / silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver / silver chloride-plated disposable electrodes are utilized in coronary care units, telemetry units, and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensor are used in connection with stress tests and Holter monitoring.

        Micron also manufactures sensors and conductive plastic studs used in the manufacture of radiotranslucent electrodes. The radiotranslucent electrodes are virtually invisible to X-rays and are preferred in some applications such as nuclear medicine, cath labs, ICU/CCU, and certain stress and Holter procedures. The radiotranslucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the electrophysiological instrumentation without the use of a metal snap. Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners, used in the radiotranslucent application.

        Other custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets. Recent growth in the volume of highly engineered EEG sensors reflects demand for noninvasive measuring of neurological impulses. Micron’s strength in design and low cost manufacturing support enables our customers to grow into unique niche medical applications and electrophysiological monitoring with custom designed sensors.

Other Molded Components

        In 2004, Micron began selling high volume precision custom molded component parts. The Company added sales in these high volume molded products, which diversify our existing product lines while utilizing previously unused manufacturing capacity. The Company began shipping product and realizing sales of such high volume molded products in the fourth quarter of 2004. To defray the customer’s upfront tooling costs and remain competitive with global competition, some high volume customers require the financing of a customer specific tool over several years. The cost of the tool is guaranteed by the customer and repaid over time as the molded product is shipped.

        The incorporation of the NEM division into the Micron molding facility increased production flexibility for both entities, and dramatically expanded the size and shape of products produced. From consumable medical products to medical equipment components, the recently acquired division will decrease our dependence on sensor production for manufacturing growth.

Snaps and Snap Machines

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

Other Products

      Injection Molding Tooling

        The design, manufacture, and rehabilitation of injection molding tools for our customers is part of the service package provided by the NEM division. While some of this product category’s revenue will reside in Micron Products or with the new Micron Integrated Technologies division, this revenue directly correlates to future production driving the NEM division’s growth. Engineering and mold designers work with our customers’ product development engineers to design and produce unique tooling for their products. The Company’s expertise in cost effective manufacturing creates a sustainable partnership with our customers as prototyped parts move to full scale production.

      Signal-Averaging Electrocardiographic (SAECG) Products — Predictor® 7

        The Predictor® 7 software is a Windows® compatible version of Arrhythmia Research Technology’s analytical program for the detection of Late Potentials. Predictor® 7 utilizes the unique, patented Bi-directional, Four-Pole Butterworth Filtering technique defined as the “Standard” by the joint AHA/ACC/ESC task force on Signal-Averaging Electrocardiography(1). All clinically accepted measurement criteria are provided: total QRS duration, duration of the QRS under 40 µV, the RMS voltage of the last 40 msec of the QRS and the noise level. Graphical output of the analysis is presented both on screen and in hard copy. Predictor® 7 also incorporates additional signal processing capabilities for clinical research. The IntraSpect™ module permits detection of ventricular late potentials in patients with Bundle Branch Block. P-wave signal averaging helps predict patients at risk for atrial fibrillation and flutter. A Heart Rate Variability module can be incorporated on the Predictor platform.

GENERAL

Customers and Sales

        During the year ended December 31, 2005, each of two major customers accounted for over 10% of the Company’s sales and a loss of this base would have a material adverse effect on results. These customers accounted for 34% and 11% of sales in 2005 as compared to 31% and 12% of sales for year ended December 31, 2004. The growth in new customers, in addition to the acquisition of New England Molders, decreased the concentration below 10% of total sales on a previously disclosed 14% customer from 2004. The largest customer outpaced the Company’s growth by adding 3 percentage points to its concentration.

        Micron manufactures its sensors against purchase orders with electrode manufacturers. There are approximately 30 significant manufacturers of disposable snap type, radiotranslucent and pre-wired electrodes worldwide. Micron sells its sensors to most of these manufacturers. Sales backlog is not material to Micron’s business due to the method of ordering employed by its customer base in this competitive industry. Customers generally purchase on a single purchase order basis without long-term commitments.

        The majority of the NEM division’s customers for injection molded thermoplastic products are from the medical equipment and device industries. From single use medical consumable products to equipment components, the engineered production services provide quality design and production capacity to exceed our customers’ manufacturing requirements. Certain customers require an inventory of their products be maintained at all times to enable just in time delivery schedules. A commitment from the customers is required by NEM to maintain the higher level of finished goods inventory and raw material required for their products. These agreements allow for a more flexible manufacturing schedule with longer more cost effective production cycles. NEM’s primary target customer is a medical manufacturer or development company with a need for complex custom injection molded components.

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

        The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of the Company’s products in its geographic markets:

	Revenues for the Years Ended December 31,
	2005	%	2004	%

Canada	$4,894,956	38	$3,813,151	34
Europe	2,938,868	23	3,490,910	31
United States	4,438,000	34	3,326,697	30
Pacific Rim	345,975	3	273,105	3
Other	277,194	2	206,680	2

Total	$12,894,993	100	$11,110,543	100

        While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable markets. To reduce the risks associated with foreign shipment and currency exchange fluctuations, most of our products are the responsibility of our customers when shipped, and payment is required in US Dollars.

        To offset the risk from fluctuations in the market price of silver, customers are subject to a silver surcharge or discount based on the market price of silver at the time of shipment. The silver surcharge has become a greater component of our product pricing as the price of silver has nearly doubled over the last three years. The Company is sensitive to the impact of recent increases in silver cost, and continues to explore options with our customers to help mitigate the resulting increases in surcharges.

Marketing and Competition

        Micron sells its sensors to manufacturers of disposable snap type and radiotranslucent ECG electrodes. The Company has one major domestic competitor and several minor competitors worldwide for sensors, and believes that its sales of sensors exceed those of its competition in the aggregate. The competition in the sensor and snap market is extremely price sensitive. In an effort to ensure higher volume without a firm long term purchase order, Micron offers a rebate program to customers. The rebates are typically paid to the customer after the end of the calendar year if certain volume thresholds are attained. These rebates are accrued and recorded with each sale as a reduction of gross sales. The rebates for the calendar year 2005 and 2004 were $56,459 and $122,034 respectively.

        The Company markets Micron and its NEM division as a highly specialized custom injection thermoplastic molder to new and existing customers. The Company believes it competes effectively based on its expertise in low cost manufacturing of high volume precision products. The complex medical products produced by the NEM division has expanded our existing customer base and extensively diversified the product mix. It is our intention to continue these efforts to market to the expanded customer base and further diversify our product offerings. Global competition creates a competitive environment. To meet this challenge, the NEM division focuses its product development efforts on complex close tolerance products not readily outsourced to offshore manufacturing.

        Management is pursuing licensing of the SAECG products to original equipment manufacturers for integration into existing cardio diagnostic equipment. The reemergence of research to support SAECG as a method to stratify risk for patients being considered for implantation of cardiac defibrillators is significant to the Company’s marketing efforts. The Company sponsored a well attended satellite session on SAECG featuring a presentation by Wojciech Zareba, MD, Associate Professor of Medicine (Cardiology) at the University of Rochester at a major scientific conference held in June 2005 in Gdansk, Poland.

Product Suppliers and Manufacturing

        Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. All employees reaffirm confidentiality agreements annually to protect this proprietary process. The raw materials used by Micron are plastic resins used to mold the substrates and silver / silver chloride chemical solutions for plating the molded plastic substrates. Both the resins and the chemicals involved in the silver / silver chloride process are in adequate supply from multiple commodity sources. Fluctuations in the price of silver are contractually passed to customers in the form of a surcharge. As an insulation against unanticipated price increases, some resins and chemicals used in the production of sensors are purchased in large quantity to lower or stabilize prices.

        Resins used by the custom molding division are purchased for an individual customer order, with most increases in resin costs passed on to the customer as orders are acknowledged. Because the customer order determines the quantity of material required, customers may, and have, guaranteed the purchase of specific large quantities of product which allows the division to purchase raw material at a more favorable cost thereby lowering the final cost to the customer.

        Micron distributes medical grade nickel plated brass and stainless steel snap fasteners purchased from multiple domestic and international sources. Micron buys these snaps in bulk, performs additional quality assurance tests, and stocks inventory to facilitate just in time shipments to its customers.

Inventory Requirements

        Our larger customers benefit from our ability to maintain an inventory of standard sensors and snaps. This inventory policy allows for predictable and planned production resulting in cost efficiencies that have been passed on to our customers. The rebate program discussed in the marketing and competition section above ensures that volume based discounts to our customers are granted for targeted volume shipped.

        While inventory quantities required to sustain the current manufacturing forecast have not changed, the significant increase in cost of silver, brass and a specific specialty engineered resin used for sensor production has caused a large increase in the value of our raw material inventories. Some of these increases are absorbed by our customers in the form of surcharges and temporary price increases.

        Custom molded product is manufactured on an order by order basis. Finished goods inventory is product made in advance of an acknowledged sales order, part of an annual blanket order quantity, or for a specific safety stock requested by the customer.

Research and Development

        ART’s research and development efforts focus primarily in maintaining the software library in the SAECG product lines in a Windows compatible platform. Our primary focus in 2005 and 2004 was to verify the integrity of the analytical algorithms, and prepare the software to facilitate integration with original equipment manufacturer’s cardiac monitoring equipment. For the fiscal years ended December 31, 2005, and 2004, ART had research and development expenses of approximately $40,900 and $51,600, respectively, which consisted principally of payments to its programming consultants.

        In 2005 and 2004, Micron’s research and development efforts resulted in $7,300 and $32,000 of expense. Included in these efforts was a unique process improvement to eliminate certain hazardous materials from our manufacturing processes.

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

        Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensors. To maintain our trade secrets associated with the manufacture of disposable electrode sensors key employees are required to sign non-disclosure and/or non-competition agreements. Micron uses a patented material in the production of some sensors. Micron paid $7,000 in 2005 and $4,970 in 2004 in royalties associated with this patent.

Government Regulation

        ART’s software products are subject to, and ART believes currently comply with material clearance and distribution requirements from governmental regulatory authorities, principally the U.S. FDA and the European Union (EU) equivalent agency. These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured. Continued development of the product line is managed in accordance with applicable regulatory requirements.

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

        The NEM division manufactures parts for invasive medical devices, components for medical equipment, and patented disposable medical laboratory products. Our customers own the product designs and are, therefore, subject to FDA and EU regulations. While such products are a part of a medical device or other regulated equipment, our customers are the regulated entity for the clearance of those products. NEM exercises stringent controls over all its manufacturing operations and complies with any special controls required by its customers.

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

        Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities. Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in our processes. The recent acquisition of proprietary equipment to eliminate a hazardous chemical from the process further emphasizes the commitment to the reduction and elimination of certain hazardous processes. In 2004 and 2005, the related expenditures for waste treatment were approximately $50,000. The operational costs are expected to be similar in 2006. Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

        As of December 31, 2005, the Company had 75 full-time and 1 part-time employee including 23 administrative, sales and supervisory personnel, 13 quality control personnel and 40 production personnel. The employees of the Company are not represented by a union, and the Company believes its relationship with the employees is satisfactory. From time to time, the Company consults with medical advisors who report on advances in technology and on developments in their respective fields. During 2005 and 2004, the Company used medical consultants on a specific project basis, and amounts paid were $1,050 and $9,617, respectively.

Item 2. DESCRIPTION OF PROPERTY.

        The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is over 94,000 square feet, including an antique brick three story mill building. Commencing in 2003, the 40,000 square foot portion of the second building underwent major renovations to preserve and create functional space from a previously unusable section of the facility. The renovations in the “Mill” building created space partially occupied in 2004 by the New England Molders division. A total investment of $1,172,202 through the end of 2005 was made to this property of which $213,000 was related to equipment specific to the climate control and processing requirements of an injection molding facility. The NEM division only occupies a portion of the renovated space. Since the end of 2005, the new Micron Integrated Technologies division has occupied the remaining renovated space. Further renovations are expected in 2006, as the final exterior improvements are completed. We believe our current facilities are sufficient to meet our current and future production needs through fiscal year ending December 31, 2006.

Item 3. LEGAL PROCEEDINGS.

        The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business. Management believes the resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The results of the Company’s 2004 Annual Meeting of Shareholders were reported in the Company’s Form 10-QSB for the quarter ending June 30, 2005.

PART II

Item 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                ISSUER STOCK PURCHASES OF EQUITY SECURITIES.

        ART’s Common Stock has been listed on the American Stock Exchange since March 3, 1992 and trades under the ticker symbol HRT.

        The following table sets forth, for the period indicated, the high and low sale prices per share for ART’s Common Stock as quoted by the American Stock Exchange.

	High	Low

Year Ended December 31, 2005
1st Quarter	$21.70	$12.60
2nd Quarter	22.29	14.30
3rd Quarter	17.20	10.25
4th Quarter	12.95	8.80
Year Ended December 31, 2004
1st Quarter	$48.15	$16.68
2nd Quarter	23.75	9.35
3rd Quarter	34.10	7.50
4th Quarter	33.88	19.00

        As of February 28, 2006 the number of record holders of ART’s common stock is estimated to be 450.

Dividend Policy

        In February of 2004, the Company declared a dividend of $.05 per share payable on March 24, 2004 to holders of record on March 10, 2004 payable from the Company’s cash reserves. In August of 2004, the Company declared a dividend of $.06 per share payable on September 17, 2004 to holders of record on August 27, 2004, a 20% increase over the previous rate, which dividend was also paid from cash reserves.

        In April of 2005, the Company declared a dividend of $.06 per share payable on May 5, 2005 to holders of record on April 28, 2005 payable from the Company’s cash reserves. In August of 2005, the Company declared a dividend of $.06 per share payable on September 23, 2005 to holders of record on September 13, 2005 payable from the Company’s cash reserves.

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

Equity Compensation Plan Information

        The following table provides information, as of December 31, 2005, with respect to our equity compensation plans:

	Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
	Equity compensation plans approved by security holders	138,000	$ 7.93	150,000 (1)

	Equity compensation plans not approved by security holders	--	--	--

	Total	138,000	$ 7.93	150,000(1)

(1)	Includes 50,000 shares available under the 2001 Stock Option Plan and 100,000 shares available under the 2005 Stock Award Plan.

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

        Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:

•	our ability to finance our business;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	adverse regulatory developments in the United States or any other country we plan to do business in;
•	entrance of competitive products in our markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	no adverse publicity related to our products or the Company itself;
•	no adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the passage of new, or changes in, regulations; legal proceedings;
•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

              The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

      Results of Operations

        The Company’s products are primarily devices that aid in the detection and analysis of cardiac arrhythmias. The primary source of revenue relates to the production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products. This sector includes revenues from both high volume precision injection molding and custom injection molding. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

        The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company’s statements of operations.

	Years ended December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	64.3	61.8

Gross profit	35.7	38.2
Selling and marketing	3.9	3.1
General and administrative	12.4	12.6
Research and development	0.4	0.8
Other (income), net	-	(0.3)

Income before income tax provision	19.0	22.0
Income tax provision	6.8	7.4

Net income	12.2%	14.6%

      Revenue

        Net sales for 2005 were $12,894,993, an increase of $1,784,450, or 16%, when compared to the total net sales of $11,110,543 in 2004. The increase in net sales was a result of several factors. The average per unit sensor price, net of silver surcharge, increased 7%. The silver surcharge collected from customers increased by nearly $400,000 as the price of silver continues to rise. The Company’s ability to creatively assist with and respond to our customer’s product development and design needs has contributed to the growth in overall sales dollars in a competitive price sensitive market. The operations of the NEM division acquired in May 2004 accounted for 38% of the increase in revenues. Non-recurring engineering and tooling revenue accounted for over $585,000 of the revenues in 2005 as compared to $175,000 in 2004. Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes their manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to operate the customer owned tooling. There were no sales of SAECG software in either 2004 or 2005.

      Cost of Sales

        Cost of sales was $8,295,399 (64.3% of net sales) in 2005 compared to $6,865,972 (61.8% of net sales) in 2004. The increase in silver cost accounted for over one percentage point of the increase in the cost of sales. The NEM division sells the majority of the production and prototype molding tools that are designed and qualified for production of plastic components. These tools have a significantly lower margin than the product the tool produces. Material and energy cost increases also contributed to the increase in cost of sales. Not all material costs can be passed on in the form of a surcharge or a price increase. Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise. Management continues to investigate strategies to increase the overall gross margin without sacrificing product quality.

      Selling and Marketing

        Selling and marketing expenses increased to $508,422 (3.9% of net sales) in 2005 from $349,586 (3.1% of net sales) in 2004 an increase of $158,836, or 45%. This increase in selling and marketing expense is mainly attributable to additional personnel in sales and business development along with increased travel and trade show costs incurred as business development and marketing efforts were expanded. Management believes this increase to be nominal and expects the amount as a percentage of sales to decrease as the Company begins to see positive results from the business development efforts.

        At this time, no significant cost is associated with the effort to license the ART SAECG software products. The efforts to license this software are primarily those of executives and key managers, whose roles include responsibilities at Micron. Management supported presentations with respect to SAECG at a conference held in Gdansk, Poland in June 2005.

      General and Administrative Expenses

        General and administrative expenses were $1,608,623 (12.4% of net sales) in 2005 as compared to $1,399,302 (12.6% of net sales) in 2004, an increase of $209,321 or 15%. The increased cost involves a one time $190,000 administrative charge of the NEM division in the third quarter of 2005. No fees associated with the internal control documentation required to comply with Section 404 of the Sarbanes Oxley Act were expended in 2004 or 2005. Due to the extension of the implementation date relating to the internal control documentation, costs we expected to be incurring beginning in the second quarter of 2005 will not be incurred until some time in late 2006.

      Research and Development

        Research and development costs decreased to $48,150 (0.4% of net sales) in 2005 from $83,582 (0.8% of net sales) in 2004, a decrease of $35,432, or 42%. In 2004, $32,000 of the expenditure was related to Micron’s development of a unique process to reduce the use of hazardous materials. The remaining expense related to further development of the SAECG Software.

      Interest Expense

        There was no interest expense in 2005 compared to $198 in 2004. The Company does not incur an unused borrowing base fee under our unsecured credit facility.

      Other Income (Expense)

        Other income was $17,741 in 2005 compared to $29,280 in 2004, a decrease of $11,539, or 39%. The majority of other income was bank interest of $22,682 and $21,916, in 2005 and 2004, respectively. The rising interest rates and the use of higher yielding certificates of deposits are expected to increase the rate of return on cash in 2006. The remainder of other income was from miscellaneous items including a gain in the disposal of assets in 2004, and a loss of $5,641 on the disposal of non-producing machinery in 2005.

      Income Taxes

        The Company’s combined federal and state effective income tax rate was 36% and 34% in 2005 and 2004, respectively. The effective rates are lower than the statutory rates primarily due to the reductions in tax from tax credits in 2005 and 2004. The Company's federal net operating loss carryforwards are approximately $217,000 at December 31, 2005 and expire in 2006.

      Goodwill

        As of December 31, 2005, the Company’s goodwill of $1,479,727 is related to two reporting units, $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992, and $235,727 associated with the acquisition of Shrewsbury Molders, Inc. in 2004. There was no impairment to the goodwill associated with either acquisition based on the first quarter annual impairment test in 2005. The goodwill is subject to its formal impairment tests in the first quarter of 2006.

      Earnings Per Share

        The basic earnings per share was $0.59 in 2005 as compared to $0.61 in 2004 a decrease of $0.02, or 3.3%. The decrease in earnings per share reflects the effect of a 16% increase in sales less the impact of the one time $190,000 restructuring charge for the NEM division in the third quarter of 2005.

      Off-Balance Sheet Arrangements

        The Company does not have any off balance sheet arrangements.

      Liquidity and Capital Resources

        Working capital was $5,386,899 as of December 31, 2005 as compared to $3,726,950 as of December 31, 2004. Operating results produced positive cash flows of $1,190,691, of which $711,087 and $319,943 was spent on capital asset investment and a cash dividend respectively. Cash and cash equivalents were $1,931,823 and $1,772,162 at December 31, 2005, and 2004, respectively. Substantially all of these funds are invested in fixed rate bank instruments that are highly liquid.

        The Company reauthorized its most recent Stock Buy Back Program on June 26, 2003 authorizing an additional $650,000 worth of stock to be purchased from time to time as determined by management in accordance with parameters set by the Board of Directors based upon market conditions. There were no shares repurchased in 2005 and 2004.

        Inventories increased by $713,401 at the end of 2005 compared to an increase of $78,991 at the end of 2004. The increased inventory was the result of raw material requirements, the rising cost of silver and higher unit cost of resins purchased. The quantity of inventory maintained to assure adequate supply for production has not changed, but the cost of silver has increased over 50% since the beginning of 2004. In addition, some specialty highly engineered sensor resins have nearly doubled in price over the last 12 months. The $440,971 increase in finished goods inventory was a result of two factors. First, the NEM division builds product upon receipt of a firm customer order. This ability to produce in longer runs lowers the per unit cost of the product while increasing the finished goods inventory. Second, upon the request of a Micron sensor customer, larger inventories of particular sensors are held in finished goods in an effort to decrease delivery time.

        Capital equipment expenditures were $471,000 in 2005 as compared to $656,000 in 2004. The majority was related to the manufacturing operations at Micron. In 2005, the equipment purchased included $295,000 for two new injection molding machines and two high production sensor molds, as well as $80,000 in quality control optical measuring equipment and furniture for new sales and production offices. The remaining expenditure was in deposits for equipment to be delivered in 2006, and for a sales department vehicle. In 2004, the capital expenditures included $121,000 from the 2003 process improvement project, $443,000 for other molding related upgrades and increased capacity, and $91,000 for technology enhancements and a new company truck. The disposal of the fully depreciated company truck resulted in a small gain from the sale.

        Also in 2004 and 2005, a total of approximately $1,170,000 was spent on property and building improvements with the renovation of the previously unused 40,000 square feet of space. The building improvements included $210,000 in process equipment specific to plastic injection molding. The NEM division only occupies a portion of the renovated space. Since the end of 2005, the new Micron Integrated Technologies division has occupied the remaining renovated space. Further renovations are expected in 2006, as the final exterior improvements are completed. The ongoing cost of the space occupied by the NEM division is less than the rental cost of its previously occupied Shrewsbury location.

        An unsecured $1,000,000 credit facility was available in 2005 and 2004. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. There were no outstanding borrowings on our lines of credit as of December 31, 2005 and 2004. The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

        Funding for future research and development is expected to come from cash provided by ongoing operations and at this time there are no plans for projects that would require outside funding.

        During 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective in September of 2004. The registration statement covers 500,000 shares of the Company’s common stock. There are no immediate plans to offer and sell the registered shares. The Company believes that the shelf registration statement will provide greater flexibility in accessing capital markets when market conditions are conducive to an offering. Proceeds from such a sale will be used for product development and general corporate purposes or to pursue complementary new opportunities affording accretive earnings and increasing shareholder value.

        On May 7, 2004, the Company reported on its Current Report on Form 8-K that it had announced that Micron consummated the purchase of substantially all of the operating assets of Shrewsbury Molders, Inc. formerly known as New England Molders, Inc. of Shrewsbury, Massachusetts. The purchase price included $1,146,355 from working capital, and ART common stock with a market value of $400,000 issued in 2004 and 2005. The NEM division provides custom thermoplastic injection molding and specializes in the manufacture of intricately designed disposable products primarily for the medical and electronics industries.

      Inflation

        The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations with one exception, the cost of silver. Silver pricing has been passed onto our customers in the form of a surcharge, but this does not preclude the Company from being pressured as the price continues to climb. Silver surcharge collected from our customers is less than 11% and 9% of total net sales for years ended December 31, 2005 and 2004, respectively.

      Recent Accounting Pronouncements

        In December 2004, the FASB revised SFAS No. 123, “Share Based Payment”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for the Company beginning January 1, 2006, at which time the Company will adopt the modified prospective transition method.

         SFAS No. 123R is not expected to have a material impact on our consolidated financial statements at the time of adoption. However, the impact of adopting SFAS No. 123R on future periods cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this rule, the Company will adopt SFAS 123R in the first quarter of fiscal 2006 with the methods required by SAB 107.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently reviewing the impact of implementing SFAS 151 on our consolidated balance sheet, statement of income and statement of cash flows and does not expect the adoption to have a material impact.

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods' financial statements, as the required method for reporting a change in accounting principle and the reporting of a correction of an error unless it is not practical to do so. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005, is required to be adopted by the Company in the first quarter of fiscal 2006 and is not expected to have a material impact.

      Risk factors that may affect future operating results

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

        Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include our ability to maintain our current pricing model and/or decrease our cost of sales; the level of demand for the products that we may develop; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; continued availability of supplies or materials used in manufacturing at current prices; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

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

        In the fiscal years 2005 and 2004, 45% and 57%, respectively of the Company’s revenues were derived from individual customers with 10% or more of the total sales. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

        The vast majority of revenues are derived from the sale of a single product.

        In fiscal years 2005 and 2004, the Company derived 73% and 80%, respectively, of its income from medical electrode sensors for use in disposable electrodes. While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors. Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results.

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

        The Company may make acquisitions of complementary companies, products or technologies from time to time. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies if we fail in this integration. Acquisitions may cause disruptions in operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We also may have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of such acquisition-related costs or amortization costs for other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, we may not receive the intended benefits of such acquisitions. The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.

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

        We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

        While we expect to expend significant resources beginning in the latter part of 2006 to develop the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

        Management believes that the following are critical accounting policies:

      Revenue Recognition and Accounts Receivable

         The Company recognizes revenue upon product shipment, provided that there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured.

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

      Inventory and Inventory Reserves

        The Company values its inventory at the lower of average cost or market. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market.

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

Item 7.     CONSOLIDATED FINANCIAL STATEMENTS.

        The information required by this item may be found on pages F-1 through F-20 of this Annual Report on Form 10-KSB.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

         As reported on a Current Report on Form 8-K/A filed February 13, 2006, BDO Seidman, LLP resigned on February 3, 2006, as the Company’s independent registered public accounting firm. On that same date, the Audit Committee of the Company’s Board of Directors engaged Carlin, Charron & Rosen, LLP to serve as the independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2005 and to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006. There have been no disagreements with accountants on accounting or financial disclosure matters.

Item 8A.    CONTROLS AND PROCEDURES.

        As of the end of the period covered by this Annual Report the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, included the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

        None.

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 10.    EXECUTIVE COMPENSATION.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 13.    EXHIBITS.

        The Company hereby furnishes the exhibits listed on the attached exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1580, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

SIGNATURES

        In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By: /s/ James E Rouse
James E. Rouse,
President and Chief Executive Officer
March 31, 2006

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Rouse	President and Chief Executive Officer	March 31, 2006
(Principal Executive Officer)
James E. Rouse

Executive Vice President of Finance
/s/ David A. Garrison	and Chief Financial Officer	March 31, 2006
(Principal Financial and Accounting Officer)
David A. Garrison

/s/ E. P. Marinos	Chairman of the Board	March 31, 2006

E. P. Marinos

/s/ Julius Tabin	Director	March 31, 2006

Julius Tabin

/s/ Paul F. Walter	Director	March 31, 2006

Paul F. Walter

/s/ James E. Rouse	Director	March 31, 2006

James E. Rouse

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Page

3.0	Articles of Incorporation	(a)
3.1	By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(b)
4.7*	2003 Stock Bonus Plan	(f)
4.8*	2005 Stock Award Plan	(h)
10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001	(d)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.	(g)
21.0	Subsidiaries	(e)
23.1	Consent of Carlin, Charron & Rosen, LLP
23.2	Consent of BDO Seidman, LLP
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company's Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(c)	Incorporated by reference from the Company's Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(d)	Incorporated by reference from the Company's Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(e)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2002 as filed with the Commission in March 2003.
(f)	Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Commission in November 2004, Registration Statement No. 333-120329.
(g)	Incorporated by reference from the Company's Form 8-K as filed with the Commission on May 21, 2004.
(h)	Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Commission in December 2005, Registration Statement No. 333-130678.

Arrhythmia Research Technology, Inc.

And Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheet of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron, & Rosen LLP
Westborough, Massachusetts
March 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheet of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Gardner, Massachusetts
March 4, 2005

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2005	2004
Assets

Current assets:
Cash and cash equivalents	$1,931,823	$1,772,162
Trade accounts receivable, net of allowance
for doubtful accounts of $18,600 and $20,700	2,069,551	1,918,207
Inventories (Note 3)	1,732,356	1,018,955
Deferred income taxes, net (Note 6)	113,000	-
Deposits, prepaid expenses and other current assets	343,200	160,604

Total current assets	6,189,930	4,869,928

Property, plant and equipment, net (Note 4)	4,695,946	4,693,500

Goodwill (Note 2)	1,479,727	1,433,641

Other intangible assets, net (Note 2)	225,383	307,538

Deferred income taxes, net (Note 6)	67,000	237,960

Other assets	162,662	126,759

Total assets	$12,820,648	$11,669,326

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2005	2004

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$490,774	$358,491
Accrued expenses	312,257	684,487
Acquisition price payable (Note 2)	-	100,000

Total current liabilities	803,031	1,142,978

Commitments and contingencies (Note 8):

Shareholders' equity (Notes 7 and 11):
Common stock, $.01 par value; 10,000,000 shares
authorized; 3,926,491 issued, 2,666,194 outstanding
in 2005 and 2,659,869 in 2004	39,265	39,265
Additional paid-in-capital	9,731,469	9,515,717
Treasury stock at cost, 1,260,297 shares in 2005
and 1,266,622 in 2004	(3,451,120)	(3,468,440)
Retained earnings	5,698,003	4,439,806

Total shareholders' equity	12,017,617	10,526,348

Total liabilities and shareholders' equity	$12,820,648	$11,669,326

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2005	2004

Net sales (Note 12)	$12,894,993	$11,110,543
Cost of sales	8,295,399	6,865,972

Gross profit	4,599,594	4,244,571

Selling and marketing	508,422	349,586
General and administrative	1,608,623	1,399,302
Research and development	48,150	83,582

Income from operations	2,434,399	2,412,101

Other income (expense):
Interest expense	-	(198)
Other income	17,741	29,280

Total other income, net	17,741	29,082

Income before income taxes	2,452,140	2,441,183
Income tax provision (Note 6)	874,000	825,000

Net income	$1,578,140	$1,616,183

Earnings per share (Note 2):
Basic	$0.59	$0.61
Diluted	$0.59	$0.60

Cash dividend paid per share:	$0.12	$0.11

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

(Notes 7 and 11)

	Common Stock		Additional	Treasury	Retained
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total

December 31, 2003	3,917,491	$39,175	$9,224,169	$(3,526,756)	$3,114,901	$8,851,489

Exercise of stock options	9,000	90	49,864	-	-	49,954
Stock issued in acquisition (21,296 shares)	-	-	241,684	58,316	-	300,000
Cash dividends ($.11 per share)	-	-	-	-	(291,278)	(291,278)
Net income	-	-	-	-	1,616,183	1,616,183

December 31, 2004	3,926,491	39,265	9,515,717	(3,468,440)	4,439,806	10,526,348

Tax benefit from exercise of stock options	-	-	133,072	-	-	133,072
Stock issued in acquisition (6,325 shares)	-	-	82,680	17,320	-	100,000
Cash dividends ($.12 per share)	-	-	-	-	(319,943)	(319,943)
Net income	-	-	-	-	1,578,140	1,578,140

December 31, 2005	3,926,491	$39,265	$9,731,469	$(3,451,120)	$5,698,003	$12,017,617

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2005	2004

Cash flows from operating activities:
Net income	$1,578,140	$1,616,183
Adjustments to reconcile net income to net cash provided
by operating activities, net of effects of acquisition:
Depreciation and amortization	747,570	663,716
Provision for doubtful accounts	(2,100)	3,421
Deferred income tax provision	57,960	160,963
Changes in operating assets and liabilities:
Trade accounts receivable	(149,244)	(212,759)
Inventories	(713,401)	38,784
Deposits, prepaid expenses and other assets	(221,359)	(199,761)
Accounts payable and accrued expenses	(106,875)	364,562

Net cash provided by operating activities	1,190,691	2,435,109

Cash flows from investing activities:
Capital expenditures, net of disposals	(711,087)	(1,396,933)
Cash paid for acquisition	-	(1,146,355)

Net cash used in investing activities	(711,087)	(2,543,288)

Cash flows from financing activities:
Cash dividend paid	(319,943)	(291,278)
Proceeds from exercise of stock options	-	49,954

Net cash used in financing activities	(319,943)	(241,324)

Net increase (decrease) in cash and cash equivalents	159,661	(349,503)

Cash and cash equivalents, beginning of year	1,772,162	2,121,665

Cash and cash equivalents, end of year	$1,931,823	$1,772,162

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

1.	Description of Business

        Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues. Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. The Company has expanded into custom plastic injection molded products. Revenues in this sector are primarily from an acquisition of a small privately held custom injection molding company. Micron’s new division provides end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.

2.	Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of ART and Micron (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue upon product shipment, provided that there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. When independent sales representatives or distributors are responsible for installation of systems, the title and risk of loss passes to the customer at the time of shipment. However, in cases where Company personnel are scheduled to perform in-service installation, the revenue is not recognized until completion of such obligations.

Financing Customer Purchased Tooling

In order to lessen the impact of the initial cost of a custom mold, Micron initiated a tooling financing package for select customers. The cost of the tool is charged in conjunction with the product shipments over the first 3 or 4 years of the agreed upon purchasing program. The customer agrees to pay for the tool in full upon any delay or termination in the program. The income is recognized utilizing the direct financing method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market. Silver is inventoried with approximately one month’s usage and is not re-priced when inventory turns make the changes immaterial. Cost of inventories is determined by the first-in, first-out method.

Concentration of Credit Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable and cash and cash equivalents.

Accounts receivable are customer obligations due under normal trade terms. The majority of Micron’s products are sold to large diversified medical product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies: (Continued)

Concentration of Credit Risk (Continued)

Senior management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available management believes the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write offs might exceed the recorded allowance.

It is the Company’s policy to place its cash and cash equivalents in high quality financial institutions. The Company does not believe significant credit risk exists above federally insured limits with respect to these institutions

Property, Plant and Equipment

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

Goodwill

The Company accounts for goodwill and intangibles in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2005. The acquisition of substantially all of the operating assets of Shrewsbury Molders, Inc. formerly known as New England Molders, Inc. in May of 2004 created $189,641 in goodwill. In the first quarter of 2005, final adjustments to the acquisition accounting resulted in an increase of $46,086 for a total of $235,727 goodwill. Traditionally impairment testing for the goodwill valuation occurs during the first quarter.

Long-Lived Assets

The Company accounts for long lived assets in accordance to the FASB Statement No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). None of the assets was deemed to be impaired as of December 31, 2005.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies: (Continued)

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

Earnings Per Share Data

The Company follows the provisions of SFAS No. 128 “Earnings Per Share”, which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares.

Basic and diluted EPS computation for the years ended December 31, 2005 and 2004 are as follows:

Years ended December 31,	2005	2004

Net income available to common shareholders	$1,578,140	$1,616,183
Weighted average common shares outstanding	2,665,639	2,646,582
Basic EPS	$0.59	$0.61

Diluted EPS:
Net income available to common shareholders	$1,578,140	$1,616,183
Weighted average common share outstanding, basic	2,665,639	2,646,582
Assumed conversion of net common shares
issuable under stock option plans	31,992	35,720
Weighted average common and common
equivalent shares outstanding, diluted	2,697,631	2,682,302

Diluted EPS	$0.59	$0.60

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company accounts for its employee stock-based compensation under the intrinsic value method in accordance with APB 25.

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

Stock-Based Compensation (Continued)

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

Years ended December 31,	2005	2004

Net income - as reported	$1,578,140	$1,616,183
Deduct: Total stock-based compensation
expense determined under fair value
based method, net of related tax effects	(272,150)	(15,036)

Net income - pro forma	$1,305,990	$1,601,147

Basic earnings per share:
as reported	$0.59	$0.61
pro forma	$0.49	$0.60

Diluted earnings per share:
as reported	$0.59	$0.60
pro forma	$0.48	$0.60

Included in the $272,150 pro forma expense listed above is the effect of the 95,000 fully vested options granted in December of 2005.

Comprehensive Income

The Company follows the provisions of SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2005 and 2004.

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

Shipping and Handling Costs

Shipping and handling costs are classified as a cost of sales in the consolidated statements of income. Prior to May of 2004, shipping and handling costs included primarily freight and were insignificant. The newly acquired New England Molders division as a normal course of business charges its customer base for shipping and handling, and therefore classifies the amounts billed as revenue in the consolidated statements of income.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Preferred Stock
The Company has 2,000,000 shares of $1 par value preferred stock authorized. No shares have been issued.

Business Combinations (Shrewsbury Molders)

On May 7, 2004, Micron completed the purchase of substantially all of the operating assets of privately-held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. (“NEMI”) of Shrewsbury, Massachusetts. Micron paid NEMI a total purchase price of approximately $1,546,000, including approximately $1,146,000 in cash and $400,000 in ART common stock. Micron funded the cash portion of the purchase price out of working capital. At closing $900,000 was paid in cash with an additional cash payment of $246,000 being paid 90 days from the closing date. At closing 7,559 treasury shares were issued to cover a first $100,000 stock payment. Subsequently 9,690, 4,047, and 6,325 treasury shares were issued for the second, third and fourth payments. The value of the stock issued used the ten day average closing price prior to the payment date. The purchase price has been allocated to net assets acquired based on their estimated fair values. A subsequent valuation resulted in adjustments to the allocation of the purchase price in the first quarter of 2005. NEMI was a high quality custom injection molder with the majority of its customer base in the medical industry. Currently it is a division of the Company’s wholly owned subsidiary Micron.

The Company completed the move of the division into its newly renovated building located at its Fitchburg facility during the fourth quarter of 2004. The relocation has provided operational synergies and cost savings in manufacturing and administration.

The final allocation of the purchase price of NEMI, based on the purchase price calculated for accounting purposes, is as follows:

Current assets	$390,600
Property and equipment	821,219
Identified intangible assets	331,468
Goodwill	235,727
Assumed liabilities and transaction costs	(232,659)

$1,546,355

Identified intangible assets acquired in connection with the acquisition of NEMI consist primarily of acquired contracts, customer relationships and non-compete agreements with key employees. These intangible assets are amortized over their estimated useful lives of 1 to 11 years.

The amortization expense for 2005 and 2004 was $38,929 and $73,551, respectively. Accumulated amortization was $112,480 and $73,551 at December 31, 2005 and 2004, respectively. The estimated expense is $65,000 for each of the next two years and a lesser expense in the following years. The other intangible assets, net on the balance sheet contain approximately $7,000 of costs unrelated to the acquisition.

The unaudited pro forma and combined selected operating data are presented as if the acquisition of NEMI had occurred on January 1, 2004.

For the year ended
December 31, 2004
Revenue	$11,837,769
Operating Income	$2,519,318
Net Income	$1,683,993
Earning per share - basic	$0.64
Earning per share - diluted	$0.63

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Recent accounting pronouncements

In December 2004, the FASB revised SFAS No. 123, “Share Based Payment” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for the Company beginning January 1, 2006, at which time the Company will adopt the modified prospective transition method. SFAS No. 123R is not expected to have a material impact on our consolidated financial statements at the time of adoption. However, the impact of SFAS No. 123R on future periods cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this rule, the Company will adopt SFAS 123R in the first quarter of fiscal 2006 with the methods required by SAB 107.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently reviewing the impact of implementing SFAS 151 on our consolidated balance sheet, statement of income and statement of cash flows and does not expect the adoption to have a material impact.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and the reporting of a correction of an error unless it is not practical to do so. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005, is required to be adopted by the Company in the first quarter of fiscal 2006 and is not expected to have a material impact.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

3.	Inventories

Inventories consist of the following:

December 31,	2005	2004

Raw materials	$526,412	$394,200
Work-in-process	413,471	273,253
Finished goods	792,473	351,502

Total	$1,732,356	$1,018,955

4.	Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

December 31,	Asset Lives	2005	2004

Machinery and equipment	5 to 15 years	$6,913,207	$6,531,651
Equipment held for lease	10 years	166,003	166,003
Building and improvements	20 years	3,121,258	2,880,611
Vehicles	3 to 5 years	72,640	38,970
Furniture and fixtures	3 to 5 years	438,082	412,989
Construction in progress		62,428	33,418

Total property, plant and equipment		10,773,618	10,063,642
Less: accumulated depreciation		(6,077,672)	(5,370,142)

Net property, plant and equipment		$4,695,946	$4,693,500

        The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $120,137 and $108,059 at December 31, 2005 and 2004, respectively. The Company sold 13 leased machines to its customers in 2004 and none in 2005.

5.	Debt

        An unsecured $1,000,000 renewable credit facility was negotiated and signed in December 2003. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. There were no outstanding borrowings on the line of credit since it was established.

        The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

6.	Income Taxes

The income tax provision consists of the following:

December 31,	2005	2004

Current:
Federal	$614,540	$556,037
State	201,500	108,000

	816,040	664,037

Deferred:
Federal	61,460	120,963
State	(3,500)	40,000

	57,960	160,963

Total income tax provision	$874,000	$825,000

The Company’s federal net operating loss (“NOL”) carryforwards are approximately $217,000 at December 31, 2005 and expire in 2006.

The components of deferred income taxes are as follows:

December 31,	2005	2004

Deferred income taxes:
Inventories	$31,000	$27,000
Property, plant and equipment	(64,000)	(118,000)
Patents and intangibles	131,000	163,000
Other current	8,000	17,960
Net operating loss carryforwards	74,000	148,000

Deferred income taxes	$180,000	$237,960

The Company files a consolidated federal income tax return. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

December 31,	2005	2004

Tax provision computed at statutory rate	$834,000	$830,000
Increases (reductions) due to:
State income taxes, net of federal benefit	146,000	98,000
Tax credits	(59,000)	-
Other	(47,000)	(103,000)

Income tax expense	$874,000	$825,000

7.	Employee Benefit Plans

        The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 90% of their eligible compensation or up to the maximum allowable by the IRS. The Company’s matching contributions are at the discretion of the Company. The Company did not make any contributions for the years ended December 31, 2005 and 2004.

         On December 9th 2005, the Board of Directors, after a recommendation from management and approval by the Compensation Committee, granted 95,000 fully vested incentive stock options. Fifty percent of the options were granted to non-executive management. These options were granted from the shareholder approved 2001 stock option plan described in Note 11 as part of a year end performance bonus.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

7.	Employee Benefit Plans (Continued)

         On April 28, 2005, the Company’s Board of Directors adopted the 2005 Stock Award Plan. The Board’s objective in adopting the Plan, based on the recommendation of management and approved by the Compensation Committee, was to assist the Company in attracting and retaining the services of certain employees, directors, and consultants deemed to be key and to secure the benefits of the incentive inherent in ownership of the Company’s securities. An aggregate of 100,000 shares were available for issuance to employees, directors, and consultants. No awards have been granted under the Stock Award Plan.

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

Operating Leases
The Company leases vehicles and equipment under non-cancelable lease arrangements. Lease expense under all operating leases was approximately $21,300 and $33,000 in 2005 and 2004, respectively.

Future minimum operating lease payments as of December 31, 2005 are approximately as follows:

Year	Amount

2006	$12,400
2007	11,000
2008	3,000

Total	$26,400

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

9.	Supplemental Cash Flow Information

Cash paid for income taxes and interest for the years ended December 31 are as follows:

	2005	2004

Income taxes	$1,165,000	$324,768
Interest	-	198

At December 31, 2005 the Company has $1,257 of dividends payable.
A tax benefit from exercise of stock options resulted in a reduction in taxes of $133,072.
In 2004 and 2005, a total of $300,000 and $100,000 worth of treasury stock, respectively was issued in connection with the acquisition.

10.	Related Party Transactions

        The Company obtains legal services believed to be at arm’s length terms with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $7,800, and $13,000 for 2005 and 2004, respectively.

During 2005 and 2004, healthcare coverage premiums of approximately $1,100 and $4,300, respectively, were paid on behalf of a Director of the Company in exchange for consulting services.

11.	Stock Options

In October 2001, the shareholders approved the adoption of the 2001 Stock Option Plan (the “Option Plan”) and reserved 200,000 shares of the Company’s common stock for issuance under the Option Plan. On November 9, 2004, the Company registered 197,000 of the 200,000 shares underlying these options in this Option Plan. Under the Option Plan, options generally become exercisable commencing one year from the date of grant at the rate of 20% of the amount granted per year and expire six years from the date of grant. The exercise price is the fair market value of the common stock on the date of the grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The model uses assumptions for dividend yield, expected volatility, expected term and a risk-free interest rate.

In 2005, options for 95,000 shares were granted to directors, officers and other management at an exercise price of $9.86 which was the current market price, accordingly, no compensation expense was recorded. These options granted were fully vested. The weighted average fair market value on the date of grant of the 2005 options granted was $4.22. The assumptions used for the 95,000 options issued in 2005 were a dividend yield of 1.2%, expected volatility of 63.16%, expected term of three years, and a risk free interest rate of 4.43%.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11.	Stock Options (Continued)

Transactions under the Option Plan are summarized as follows:

December 31,	2005	2004

Options outstanding at beginning of year	43,000	52,000
Issued	95,000	-
Exercised	-	(9,000)
Cancelled/expired	-	-

Options outstanding at end of year	138,000	43,000

Options exercised to date	12,000	12,000
Available for grant at end of year	50,000	145,000

Exercisable at end of year	117,000	11,000

        The weighted average exercise price of options outstanding was $7.93 at December 31, 2005 and $3.66 at December 31, 2004. The weighted average exercise price of options exercisable at December 31, 2005 and 2004 was $8.63 and $3.30, respectively.

The following table presents the average price and contractual life information about options outstanding and exercisable at December 31, 2005:
	Number of	Weighted Average	Options
Exercise	Outstanding	Remaining Contractual	Currently
Price	Shares	Life (years)	Exercisable

$2.00	18,000	1.25	12,000
4.85	25,000	3.60	10,000
9.86	95,000	5.95	95,000

12.	Industry and Geographic Segments

The Company’s operations are classified into two business segments: medical electrode components and plastic molding, and computerized medical instruments.

The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2005 and 2004:

	Medical Electrode	Computerized
	Components and	Medical
Year ended December 31, 2005	Plastic Molding	Instruments	Corporate	Consolidated

Sales	$12,894,993	$-	$-	$12,894,993

Operating income (loss)	$2,904,610	$(102,797)	$(367,414)	$2,434,399

Capital Expenditures	$711,087	$-	$-	$711,087
Depreciation and Amortization	$747,570	$-	$-	$747,570

Total Assets at December 31, 2005	$10,637,156	$182,139	$2,001,353	$12,820,648

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments (Continued)

	Medical Electrode	Computerized
	Components and	Medical
Year ended December 31, 2004	Plastic Molding	Instruments	Corporate	Consolidated

Sales	$11,110,543	$-	$-	$11,110,543

Operating income (loss)	$2,890,628	$(81,077)	$(397,450)	$2,412,101

Capital Expenditures	$1,396,933	$-	$-	$1,396,933
Depreciation and Amortization	$663,716	$--	$--	$663,716

Total Assets at December 31, 2004	$9,626,624	$187,151	$1,855,551	$11,669,326

The following table sets forth the geographic distribution of the Company’s net sales:

	2005	2004

Canada	$4,894,956	$3,813,151
Europe	2,938,868	3,490,910
United States	4,438,000	3,326,697
Pacific Rim	345,975	273,105
Other	277,194	206,680

Net Sales	$12,894,993	$11,110,543

The following table sets forth the percentage of net sales to significant customers of the medical electrode and injection molded component segment in relation to total segment sales:

Customers	2005	2004

A	34%	31%
B	-	12%
C	11%	14%

13.	Quarterly Financial Data

	First	Second	Third	Fourth
(unaudited)	Quarter	Quarter	Quarter	Quarter

2005
Net Sales	$3,107,699	$3,424,099	$3,339,438	$3,023,757
Gross Profit	1,164,781	1,208,887	1,098,577	1,127,349
Net Income	428,704	445,264	263,187	440,985
Basic Earnings per share	0.16	0.17	0.10	0.17

2004
Net Sales	$2,152,117	$3,113,875	$2,980,976	$2,863,575
Gross Profit	814,132	1,201,851	1,160,701	1,067,887
Net Income	318,431	440,414	439,266	418,072
Basic Earnings per share	0.12	0.17	0.17	0.16