Form 10QSB
period 2006-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2006-05-12
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

(978) 345-5000

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of May 5, 2006 there were 2,666,194 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format	Yes	No	X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

March 31, 2006

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,875,994	$1,931,823
Trade and other accounts receivable, net of allowance for doubtful accounts of $18,600	3,053,733	2,069,551
Inventories, net	1,825,658	1,732,356
Deferred income taxes, net	94,500	113,000
Deposits, prepaid expenses and other current assets	285,677	343,200
Total current assets	7,135,562	6,189,930

Property and equipment, net of accumulated depreciation of $6,265,068 and $6,077,672	4,851,377	4,695,946
Goodwill	1,479,727	1,479,727
Other intangible assets, net	209,046	225,383
Deferred income taxes, net	67,000	67,000
Other assets	103,551	162,662
Total assets	$13,846,263	$12,820,648

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$942,363	$490,774
Accrued expenses	361,518	312,257
Total current liabilities	1,303,881	803,031

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	9,735,228	9,731,469
Common stock held in treasury, 1,260,297 shares at cost	(3,451,120)	(3,451,120)
Retained earnings	6,219,009	5,698,003
Total shareholders’ equity	12,542,382	12,017,617
Total liabilities and shareholders’ equity	$13,846,263	$12,820,648

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$4,269,047	$3,107,699
Cost of sales	2,903,267	1,942,918
Gross profit	1,365,780	1,164,781
Selling and marketing	142,455	160,858
General and administrative	385,976	331,755
Research and development	17,456	16,961
Income from operations	819,893	655,207
Other income (expense), net	(14,887)	6,497
Income before income taxes	805,006	661,704
Income tax provision	284,000	233,000
Net income	$521,006	$428,704
Net income per share – basic	$0.20	$0.16
Net income per share – diluted	$0.19	$0.16
Cash dividends declared per share	$-	$0.06
Weighted average common shares outstanding – basic	2,666,194	2,663,945
Weighted average common shares outstanding – diluted	2,696,416	2,696,686

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$521,006	$428,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	204,330	168,280
Share based compensation	3,759	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(984,182)	(307,832)
Inventories	(93,302)	(99,205)
Deposits, prepaid expenses and other assets	135,101	(146,742)
Accounts payable and accrued expenses	500,850	(116,687)
Net cash provided by (used in) operating activities	287,562	(73,482)
Cash flows from investing activities:
Capital expenditures, net of disposals	(343,391)	(214,100)
Net cash used in investing activities	(343,391)	(214,100)
Cash flows from financing activities:
Net cash used in financing activities	-	-
Net decrease in cash and cash equivalents	(55,829)	(287,582)
Cash and cash equivalents at beginning of period	1,931,823	1,772,162
Cash and cash equivalents at end of period	$1,875,994	$1,484,580

Supplemental Information:
At March 31, 2006 the Company has $1,257 of dividends payable.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiary (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2005.

The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

2. Inventories:

Inventories consist of the following as of:	March, 31, 2006	December 31, 2005
Raw materials	$678,806	$526,412
Work-in-process	440,807	413,471
Finished goods	706,045	792,473
Total	$1,825,658	$1,732,356

3. Share-Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company recognized share-based compensation expense of $3,759 in general and administrative expense for the quarter ended March 31, 2006. No options were granted during the quarter ended March 31, 2006.

 The Company did not recognize compensation expense for employee stock option grants for the three months ended March 31, 2005, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three months ended March 31, 2005
Net income as reported	$ 428,704
Deduct: Total share-based compensation expense determined under the fair value method (net of related tax effects)	(4,726)
Pro forma net income	$ 423,978

Basic and diluted earnings per share:
as reported	$ 0.16
pro forma	$ 0.16

Share-based Incentive Plan

At March 31, 2006, the Company had one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 200,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At December 31, 2005, there were 50,000 shares available for future grants under the above stock option plan. The weighted average exercise price of options outstanding was $7.93 at March 31, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2006:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$ 2.00	18,000	1.00	18,000
4.85	25,000	3.30	10,000
9.86	95,000	5.75	95,000

 The aggregated intrinsic value of options outstanding and vested at March 31, 2006 was $292,250 and $214,950 respectively.

 The following table summarizes the status of Company’s non-vested options since December 31, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2005	21,000	$ 0.84
Granted	-	-
Vested (with intrinsic value of $48,800)	(6,000)	(1.31)
Forfeited	-	-
Non-vested at March 31, 2006	15,000	$ 0.66

At March 31, 2006, there was $7,662 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 2.3 years.

4. Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. We were required to adopt SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and the reporting of a correction of an error unless it is not practical to do so. SFAS 154 was adopted in the first quarter of fiscal 2006, and did not have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of patients who may be at risk for potentially lethal arrhythmias. Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues. Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. The Company has previously acquired and integrated into Micron’s facility a custom plastic injection molding company now called the New England Molders division (“NEM”). In January 2006, the Company created a new division called Micron Integrated Technologies (“MIT”) which provides end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.

Results of Operations

Revenue for the three months ended March 31, 2006 was $4,269,047 versus $3,107,699 for the three months ended March 31, 2005, an increase of 37%. Micron’s medical sensors and snaps with silver surcharge contributed $375,000 to the increase in revenue. High volume precision molded products and other miscellaneous sales contributed $28,000 of the $1,161,348 total increase in revenue. NEM’s custom molded products contributed $199,000 of the increase in revenue for the first three months of 2006. MIT’s products contributed $526,000 in the first three months of 2006. MIT’s revenue resulted from orders in the defense industry. These revenues have been generated on a purchase order to purchase order basis, however we are seeking long term supply contracts that may be in place by year end. The remaining $33,350 increase in revenue came from the assembly machine business, and other ancillary unrelated manufacturing projects. There were no sales of the Company’s SAECG products in the first quarter of 2006. Non-recurring engineering and tooling revenue accounted for over $75,000 of the revenues in the three months ended March 31, 2006. Tooling and engineering revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to operate the customer owned tooling.

Revenue from domestic and foreign sales for the first three months is as follows:

	Three Months Ending March 31,
	2006	%	2005	%
United States	$1,703,013	40	$932,907	30
Canada	1,366,306	32	1,198,134	39
Europe	1,064,481	25	844,875	27
Pacific Rim	57,585	1	93,103	3
Other	77,662	2	38,680	1
Total	$4,269,047	100	$3,107,699	100

The significant increase in domestic sales was a result of the MIT division’s sales and increases in the NEM division’s domestic sales. Canadian and European sales increases are the result of continued market share gains with Micron’s electrophysiological sensor and snap product line and increases in silver surcharge collected.

Cost of sales was 68% of revenue for the three months ended March 31, 2006 compared to 63% of revenue for the same period in 2005. The increase in material cost had an impact in the first quarter. Material cost in the NEM and MIT divisions are a higher percentage of revenue than Micron. Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise. The inability to increase our prices in the competitive global marketplace hinders passing material cost increases to our customers excluding the escalating cost of silver. The Company sells the production and prototype molding tools that it designs and qualifies for production of plastic components. These tools have a significantly lower margin than the product the tool produces. Management continues to investigate strategies to stabilize the overall gross margin without sacrificing product quality.

Selling and marketing expense was $142,455 for the three months ended March 31, 2006 as compared to $160,858 for the same period in 2005. The selling and marketing expense was 3% of sales in the three months ended March 31, 2006 as compared to 5% of sales for the same period in 2005. The Company expects selling expense as a percentage of sales to remain relatively constant over the remainder of 2006 as the Company continues to see positive results from the business development efforts.

General and administrative expense was $385,976 for the three months ended March 31, 2006 as compared to $331,755 for the same period in 2005. The increase of $54,221 in the three months ended March 31, 2006 includes the additional audit fees associated with the former auditor’s review and transition costs, and an increase in other miscellaneous corporate expenses. The cost associated with the internal control documentation necessary to comply with Section 404 of the Sarbanes Oxley Act due to an extension of the implementation date will begin in the fourth quarter of 2006.

Research and development expense was $17,456 for the three months ended March 31, 2006 as compared to $16,961 for the same period in 2005. The expense was related to ART’s product, Predictor®7. Although base development work on Predictor 7 has been completed, product testing costs were expended to support a research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other expense, net was $14,887 versus income of $6,497 for the three months ended March 31, 2006 and 2005, respectively. The doubling of interest income from the Company’s cash balance in the first three months of 2006 as compared to 2005 partially offset the loss associated with the retirement of a direct financed customer tool. A portion of this loss included the replacement of older factory equipment with new more efficient equipment.

Income taxes as a percent of income before income taxes were 35% for the three months ended March 31, 2006 and 2005. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $5,831,681 on March 31, 2006 compared to $5,386,899 at December 31, 2005, an increase of $444,782. The higher accounts receivable reflects the increase in revenues. This increase was partially offset by an increase in accounts payable. Capital investment could decrease working capital further with any significant investment resulting from any future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $343,391 for the first three months of 2006 as compared to $214,100 for the same period in 2005. The majority of the capital expenditures in the first three months of 2006 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.

The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of March 31, 2006 or December 31, 2005.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment as of March 31, 2006.

Asset Impairment – Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When it is determined that the carrying value of such assets may not be recoverable, the Company generally measures any impairment based on projected undiscounted future cash flows attributed to the asset and its carrying value. If the carrying value exceeds the future discounted cash flows, asset impairment would be recorded.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

  3.0     Articles of Incorporation(a)

  3.1     By-laws(b)

10.40* Employment agreement between James E. Rouse and the Company dated October 5th, 2001(c)

10.41   Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.(d)

31.1     Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.

31.2     Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.

32.1     Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the

                   Sarbanes-Oxley Act of 2002 on page X-3.

32.2     Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the

                   Sarbanes-Oxley Act of 2002 on page X-4.

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company’s Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(d)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.

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

May 12, 2006