Form 10QSB
period 2006-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2006-08-09
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

As of July 31, 2006 there were 2,668,194 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format	Yes	No X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

June 30, 2006

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-1
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$2,588,084	$1,931,823
Trade and other accounts receivable, net of allowance for doubtful accounts of $18,600	2,693,041	2,069,551
Inventories, net	1,985,209	1,732,356
Deferred income taxes, net	76,000	113,000
Deposits, prepaid expenses and other current assets	423,992	343,200
Total current assets	7,766,326	6,189,930

Property and equipment, net of accumulated depreciation of $6,458,166 and $6,077,672	4,842,079	4,695,946
Goodwill	1,479,727	1,479,727
Other intangible assets, net	192,674	225,383
Deferred income taxes, net	67,000	67,000
Other assets	83,158	162,662
Total assets	$14,430,964	$12,820,648

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,122,113	$490,774
Accrued expenses	328,134	312,257
Total current liabilities	1,450,247	803,031

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	9,750,591	9,731,469
Common stock held in treasury, 1,258,297 and 1,260,297 shares at cost	(3,445,645)	(3,451,120)
Retained earnings	6,636,506	5,698,003
Total shareholders’ equity	12,980,717	12,017,617
Total liabilities and shareholders’ equity	$14,430,964	$12,820,648

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$4,656,360	$3,424,099	$8,925,407	$6,531,798
Cost of sales	3,109,552	2,215,212	6,012,819	4,158,130
Gross profit	1,546,808	1,208,887	2,912,588	2,373,668
Selling and marketing	151,364	116,414	293,819	277,272
General and administrative	457,747	402,058	843,723	733,813
Research and development	20,481	1,840	37,937	18,801
Total expense	629,592	520,312	1,175,479	1,029,886
Income from operations	917,216	688,575	1,737,109	1,343,782
Other income, net	17,253	5,689	2,366	12,186
Income before income taxes	934,469	694,264	1,739,475	1,355,968
Income tax provision	357,000	249,000	641,000	482,000
Net income	$577,469	$445,264	$1,098,475	$873,968
Net income per share – basic	$0.22	$0.17	$0.41	$0.33
Net income per share – diluted	$0.21	$0.17	$0.41	$0.32
Cash dividends declared per share	$0.06	$-	$0.06	$0.06
Weighted average common shares outstanding – basic	2,666,392	2,666,194	2,666,293	2,665,076
Weighted average common shares outstanding – diluted	2,701,620	2,675,126	2,699,101	2,698,542

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,098,475	$873,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413,801	351,831
Deferred income taxes	37,000	64,000
Non-cash option expense	3,759	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(623,490)	(440,012)
Inventories	(252,853)	(177,222)
Deposits, prepaid expenses and other assets	(1,321)	(198,358)
Accounts payable and accrued expenses	647,355	(162,697)
Net cash provided by operating activities	1,322,726	311,510
Cash flows from investing activities:
Capital expenditures, net of disposals	(527,193)	(250,716)
Net cash used in investing activities	(527,193)	(250,716)
Cash flows from financing activities:
Cash dividend paid	(160,111)	(159,971)
Proceeds from the exercise of stock options	19,720	-
Tax effect of exercise and sale of stock options	1,119	-
Net cash used in financing activities	(139,272)	(159,971)
Net increase (decrease) in cash and cash equivalents	656,261	(99,177)
Cash and cash equivalents at beginning of period	1,931,823	1,772,162
Cash and cash equivalents at end of period	$2,588,084	$1,672,985

Supplemental Information:
At June 30, 2006 the Company has $1,118 of dividends payable.
In 2005, $100,000 worth of treasury stock was issued in connection with the NEM acquisition.

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2006	December 31, 2005
Raw materials	$940,365	$526,412
Work-in-process	388,182	413,471
Finished goods	656,662	792,473
Total	$1,985,209	$1,732,356

3. Stock-Based Compensation:

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

The Company recognized share-based compensation expense of $3,759 in general and administrative expense for the six months ended June 30, 2006. No options were granted during the six months ended June 30, 2006.

                The Company did not recognize compensation expense for employee stock option grants for the six months ended June 30, 2005, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$ 445,264	$ 873,968
Deduct: Total share-based compensation expense determined under the fair value method (net of related tax effects)	-	(7,876)
Pro forma net income	$ 445,264	$ 866,092

Basic earnings per share:
as reported	$ 0.17	$ 0.33
pro forma	$ 0.17	$ 0.32

Diluted earnings per share:
as reported	$ 0.17	$ 0.32
pro forma	$ 0.17	$ 0.32

Share-based Incentive Plan

At June 30, 2006, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 200,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At June 30, 2006, there were 50,000 shares available for future grants under the above stock option plan. The weighted average exercise price of options outstanding was $7.90 at June 30, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2006:

	Number of	Weighted Average	Options
Exercise	Outstanding	Remaining Contractual	Currently
Price	Shares	Life (years)	Exercisable
$2.00	18,000	0.75	18,000
4.85	25,000	3.10	10,000
9.86	93,000	5.45	93,000

                The aggregated intrinsic value of options outstanding and vested at June 30, 2006 was $503,370 and $402,120 respectively. The intrinsic value of options exercised during the three months ended June 30, 2006 was $4,030.

                The following table summarizes the status of Company’s non-vested options since December 31, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2005	21,000	$0.84
Granted	-	-
Vested (with intrinsic value of $48,800)	(6,000)	(1.31)
Forfeited	-	-

Non-vested at June 30, 2006	15,000	$0.66

                At June 30, 2006, there was $6,426 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward-looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Results of Operations

Revenue for the six months ended June 30, 2006 was $8,925,407 versus $6,531,798 for the six months ended June 30, 2005, an increase of 37%. Micron’s medical sensors and snaps with silver surcharge contributed $1,105,000 of the $2,393,609 total increase in revenue. High volume precision molded products, assembly machine business and other miscellaneous sales decreased by $190,000. NEM’s custom molded products contributed $350,000 of the increase in revenue for the first six months of 2006. MIT’s defense industry products contributed $1,128,000 in the first six months of 2006. These revenues have been generated to date on a purchase order to purchase order basis, however we are actively pursuing long term supply contracts which are expected to be finalized before year end. There were no sales of the Company’s SAECG products in the first two quarters of 2006. Non-recurring engineering and tooling revenue accounted for over $300,000 of the revenues in the six months ended June 30, 2006. Tooling and engineering revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.

Revenue from domestic and foreign sales for the first six months is as follows:

	Six Months Ending June 30,
	2006	%	2005	%
United States	$3,556,481	40	$2,177,056	33
Canada	3,219,413	36	2,534,157	39
Europe	1,821,645	20	1,548,598	24
Pacific Rim	158,126	2	157,619	2
Other	169,742	2	114,368	2
Total	$8,925,407	100	$6,531,798	100

The shift in distribution of sales to the domestic market was a result of the new division’s higher percentage of domestic sales, and increases in Micron Products’ high volume precision custom molding business.

                Cost of sales was 67% of revenue for the six months ended June 30, 2006 compared to 64% of revenue for the same period in 2005. The increase in material cost had an impact in the first six months. Material cost in the NEM and MIT divisions are a higher percentage of revenue than Micron. Although management has been successful in stabilizing the cost of labor and manufacturing overhead including the cost of electricity, resin and other material costs continue to rise. Constraints on our ability to increase our prices in the competitive global marketplace hinder passing material cost increases to our customers excluding the escalating cost of silver. The Company sells the production and prototype molding tools that it designs and qualifies for production of plastic components. These tools have a significantly lower margin than the product the tool produces. Management continues to investigate strategies to stabilize the overall gross margin without sacrificing product quality.

Selling and marketing expense was $293,819 for the six months ended June 30, 2006 as compared to $277,272 for the same period in 2005. The selling and marketing expense was 3% of sales in the six months ended June 30, 2006 as compared to 4% of sales for the same period in 2005. Selling expense is expected to increase due to commission agreements with the sales force as the Company continues to see positive results from the business development efforts.

General and administrative expense was $843,723 for the six months ended June 30, 2006 as compared to $733,813 for the same period in 2005. The increase of $109,910 in the six months ended June 30, 2006 includes the additional audit fees associated with the former auditor’s review and transition costs, and an increase in other miscellaneous corporate expenses. The cost associated with the internal control documentation necessary to comply with Section 404 of the Sarbanes Oxley Act due to an extension of the implementation date are expected to begin in the fourth quarter of 2006.

Research and development expense was $37,937 for the six months ended June 30, 2006 as compared to $18,801 for the same period in 2005. The expense was related to ART’s product, Predictor®7. Although base development work on Predictor 7 has been completed, product testing costs were expended to support the previously reported NIH study utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other income, net was $2,366 for the six months ended June 30, 2006 as compared to $12,186 for the same period in 2005. The doubling of interest income from the Company’s cash balance in the first six months of 2006 as compared to 2005 partially offset the loss associated with the retirement of a direct financed customer tool and a loss with the replacement of older factory equipment.

Income taxes as a percent of income before income taxes were 37% versus 36% for the six months ended June 30, 2006 and 2005. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,316,079 on June 30, 2006 compared to $5,386,899 at December 31, 2005, an increase of $929,180. The growth in revenues contributed to the increase in working capital. This increase was partially offset by an increase of $625,000 in accounts payable. The nearly $414,000 increase to raw materials included approximately $300,000 in materials delivered in June for a MIT division project and a large resin delivery for Micron’s sensors. A MIT sales order gave rise to an additional working capital commitment of $1,700,000 in material inventory during the month of July. Delivery of the product is expected to begin late in the third quarter. Other increases in payables include payments required under the NIH research agreement, milestone payments for tooling and other deposits required for capital equipment purchases.

Net capital expenditures were $527,193 for the first six months of 2006 as compared to $250,716 for the same period in 2005. The majority of the capital expenditures in the first six months of 2006 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling. Capital investment could decrease working capital further with any future acquisition of assets, businesses, or significant expansion of production capacity.

The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of June 30, 2006 or December 31, 2005.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

Inflation

The Company believes that inflation in raw materials and energy in the global economy has begun to affect results of operations, especially with regards to silver used in the Micron operation. While silver pricing has historically been passed on to our customers in the form of a surcharge, this does not preclude the Company from pricing pressure on its products. Silver surcharge collected from our customers is less than 18% and 10% of net sales for the periods ending June 30, 2006 and 2005, respectively.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. Management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment at June 30, 2006.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

For information regarding the results of the Company’s annual meeting of Stockholders held on May 19, 2006, see the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006.

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

August 9, 2006