Form 10QSB
period 2006-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2006-11-13
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____   No   X

As of October 31, 2006 there were 2,668,194 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes ___  No   X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

September 30, 2006

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$2,568,310	$1,931,823
Trade and other accounts receivable, net of allowance for doubtful accounts of $29,800 and $18,600	3,192,202	2,069,551
Inventories, net	2,690,724	1,732,356
Deferred income taxes, net	57,500	113,000
Deposits, prepaid expenses and other current assets	537,011	343,200
Total current assets	9,045,747	6,189,930

Property and equipment, net of accumulated depreciation of $6,650,478 and $6,077,672	5,024,234	4,695,946
Goodwill	1,479,727	1,479,727
Other intangible assets, net	166,174	225,383
Deferred income taxes, net	67,000	67,000
Other assets	75,892	162,662
Total assets	$15,858,774	$12,820,648

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,945,000	$490,774
Accrued expenses	420,034	312,257
Total current liabilities	2,365,034	803,031

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	9,753,639	9,731,469
Common stock held in treasury, 1,258,297 and 1,260,297 shares at cost	(3,445,645)	(3,451,120)
Retained earnings	7,146,481	5,698,003
Total shareholders’ equity	13,493,740	12,017,617
Total liabilities and shareholders’ equity	$15,858,774	$12,820,648

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$4,412,628	$3,339,438	$13,338,035	$9,871,236
Cost of sales	3,143,268	2,240,861	9,156,087	6,398,991
Gross profit	1,269,360	1,098,577	4,181,948	3,472,245
Selling and marketing	130,706	115,386	424,525	392,658
General and administrative	444,606	556,532	1,288,329	1,290,345
Research and development	12,207	6,214	50,144	25,015
Total expense	587,519	678,132	1,762,998	1,708,018
Income from operations	681,841	420,445	2,418,950	1,764,227
Other income, net	12,134	742	14,500	12,928
Income before income taxes	693,975	421,187	2,433,450	1,777,155
Income tax provision	184,000	158,000	825,000	640,000
Net income	$509,975	$263,187	$1,608,450	$1,137,155
Net income per share – basic	$0.19	$0.10	$0.60	$0.43
Net income per share – diluted	$0.19	$0.10	$0.59	$0.42
Cash dividends declared per share	$0.00	$0.06	$0.06	$0.12
Weighted average common shares outstanding – basic	2,668,194	2,666,194	2,666,934	2,665,453
Weighted average common shares outstanding – diluted	2,714,822	2,697,569	2,703,588	2,698,301

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,608,450	$1,137,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627,787	545,816
Deferred income taxes	55,500	64,000
Non-cash option expense	6,807	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,122,091)	(562,975)
Inventories	(958,368)	(358,749)
Deposits, prepaid expenses and other assets	(97,504)	(401,242)
Accounts payable and accrued expenses	1,562,142	(98,391)
Net cash provided by operating activities	1,682,723	325,614
Cash flows from investing activities:
Capital expenditures, net of disposals	(906,964)	(530,544)
Net cash used in investing activities	(906,964)	(530,544)
Cash flows from financing activities:
Cash dividend paid	(160,111)	(319,943)
Proceeds from the exercise of stock options	19,720	-
Tax effect of exercise and sale of stock options	1,119	-
Net cash used in financing activities	(139,272)	(319,943)
Net increase (decrease) in cash and cash equivalents	636,487	(524,873)
Cash and cash equivalents at beginning of period	1,931,823	1,772,162
Cash and cash equivalents at end of period	$2,568,310	$1,247,289

Supplemental Information:
At September 30, 2006 the Company has $1,118 of dividends payable.
In 2005, $100,000 worth of treasury stock was issued in connection with the New England Molders acquisition.

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2006	December 31, 2005
Raw materials	$1,294,744	$526,412
Work-in-process	492,355	413,471
Finished goods	903,625	792,473
Total	$2,690,724	$1,732,356

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

The Company recognized share-based compensation expense of $6,807 in general and administrative expense for the nine months ended September 30, 2006. A grant of 10,000 options with an exercise price of $12.42 was made to a Director in August 2006. This grant has a 5 year vesting schedule.

The Company did not recognize compensation expense for employee stock option grants for the nine months ended September 30, 2005, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$263,187	$1,137,155
Deduct: Total share-based compensation expense determined
under the fair value method (net of related tax effects)	(7,161)	(15,036)

Pro forma net income	$256,026	$1,122,119

Basic earnings per share:
as reported	$0.10	$0.43
pro forma	$0.10	$0.42
Diluted earnings per share:
as reported	$0.10	$0.42
pro forma	$0.09	$0.42

Share-based Incentive Plan

At September 30, 2006, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 200,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At September 30, 2006, there were 40,000 shares available for future grants under the above stock option plan. The weighted average exercise price of options outstanding was $8.21 at September 30, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2006:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$2.00	18,000	0.47	18,000
4.85	25,000	2.83	15,000
9.86	93,000	5.22	93,000
12.42	10,000	5.85	0

                The aggregated intrinsic value of options outstanding and vested at September 30, 2006 was $883,530 and $771,030 respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $4,030.

                The following table summarizes the status of Company’s non-vested options since December 31, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2005	21,000	$0.84
Granted	10,000	6.68
Vested (with intrinsic value of $78,550)	(11,000)	(1.01)
Forfeited	--	--

Non-vested at September 30, 2006	20,000	$3.67

                At September 30, 2006, there was $70,641 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 3.3 years.

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

4. Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s fiscal year ending December 31, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company’s interim reporting period beginning January 1, 2008.

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

Results of Operations

Revenue for the nine months ended September 30, 2006 was $13,338,035 versus $9,871,236 for the nine months ended September 30, 2005 representing an increase of 35%. Micron’s medical sensors and snaps with silver surcharge contributed $1,312,000 of the $3,466,799 total increase in revenue. Sales of high volume precision molded products, assembly machine business and other miscellaneous products decreased by $386,000. Micron’s high volume precision molded products are expected to partially recover in the near future. NEM’s custom molded products contributed $881,000 of the increase in revenue for the first nine months of 2006. MIT’s defense industry products contributed $1,659,000 to the increase in the first nine months of 2006. These revenues have been generated to date on a purchase order to purchase order basis; however, we are actively pursuing long term supply contracts which are expected to be finalized before year end. There were no sales of the Company’s SAECG products in the first three quarters of 2006. Non-recurring engineering and tooling revenue accounted for over $589,000 of the revenues in the nine months ended September 30, 2006. Tooling and engineering revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling. Some of these programs require production in the newly installed Class 100,000 clean room.

Revenue from domestic and foreign sales for the first nine months is as follows:

	Nine Months Ending Sept. 30,
	2006	%	2005	%
United States	$5,698,864	43	$3,414,861	35
Canada	4,550,951	34	3,651,597	37
Europe	2,617,891	19	2,341,027	24
Pacific Rim	245,364	2	264,367	2
Other	224,965	2	199,384	2
Total	$13,338,035	100	$9,871,236	100

                The shift in distribution of sales to the domestic market was a result of the NEM and MIT divisions’ higher percentage of domestic sales, and increases in Micron Products’ high volume precision custom molding business.

Cost of sales was 69% of revenue for the nine months ended September 30, 2006 compared to 65% of revenue for the same period in 2005. Material cost in the NEM and the MIT divisions are a higher percentage of revenue than Micron’s historical cost of sales. The cost of labor and manufacturing overhead including the cost of electricity, resin and other material costs continue to rise. Unusual costs associated with the initial setup of production, higher costs to shorten production lead times, and higher transportation expenses for the products of the MIT division contributed to the increased overhead expense. Constraints on our ability to increase our prices in the competitive global marketplace hinder passing material cost increases to our customers, excluding the escalating cost of silver. The higher cost of silver impacts the cost of the normal production losses in the manufacturing of silver coated sensors. The Company sells the production and prototype molding tools that it designs and qualifies for production of plastic components. These tools have a significantly lower margin than the product the tool produces. Management continues to investigate strategies to stabilize the overall gross margin without sacrificing product quality.

Selling and marketing expense was $424,525 for the nine months ended September 30, 2006 as compared to $392,658 for the same period in 2005. Selling and marketing expense was 3% of revenue in the nine months ended September 30, 2006 as compared to 4% of revenue for the same period in 2005. Selling expense is expected to increase due to commission agreements with the sales force as the Company continues to see positive results from their business development efforts.

General and administrative expense was $1,288,329 for the nine months ended September 30, 2006 as compared to $1,290,345 for the same period in 2005. During the nine months ended September 30, 2006, a non-recurring expense of $109,910 was incurred for additional audit fees associated with the former auditor’s review and transition cost. This cost and an increase in other miscellaneous corporate expenses in 2006 are comparable to the one time $190,000 expense incurred in September of 2005. The cost associated with the internal control documentation necessary to comply with Section 404 of the Sarbanes Oxley Act due to an extension of the implementation date is expected to begin in the fourth quarter of 2006.

Research and development expense was $50,144 for the nine months ended September 30, 2006 as compared to $25,015 for the same period in 2005. Although base development work on Predictor®7 has been completed, product testing costs were expended to support the previously reported NIH study utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other income, net was $14,500 for the nine months ended September 30, 2006 as compared to $12,928 for the same period in 2005. The doubling of interest income from the Company’s cash balance in the first nine months of 2006 as compared to 2005 partially offset the loss associated with the retirement of a direct financed customer tool, and a loss from the replacement of older factory equipment.

Income taxes as a percent of income before income taxes were 34% and 36% for the nine months ended September 30, 2006 and 2005, respectively. The lower effective tax rate includes the benefit from research and development tax credits. In addition to the previously reported real estate transactions, the Company has been advised that it has been granted 5% investment and a 10% abandoned building tax credit from the Commonwealth of Massachusetts for the purchase and rehabilitation of properties abutted to the Fitchburg complex. The tax credits will be applicable for the acquisition, improvement, and installation of real properties and equipment associated with our operations for a period of 5 years. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,680,713 at September 30, 2006 compared to $5,386,899 at December 31, 2005, an increase of $1,293,814. The growth in revenues and profits contributed to the increase in working capital. The increase in accounts payable of over $1,500,000 was in part due to the nearly $768,000 increase in raw materials which included materials associated with the MIT division and a large resin delivery for Micron’s sensors. The delivery of parts and the shipment of product related to the MIT division began late in the third quarter and is reflected the unusually high receivables and payables. Other increases in payables include payments required under the NIH research agreement, milestone payments for tooling and other deposits required for capital equipment purchases. Our largest capital equipment vendor has extended unusually long terms with spreading the payments for the equipment over two years. The total commitment for this equipment is approximately $297,000 although only 2 of the 4 machines are installed and in service.

Net capital expenditures were $907,000 for the first nine months of 2006 as compared to $530,544 for the same period in 2005. The majority of the capital expenditures in the first nine months of 2006 was for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling and the installation of a Class 100,000 clean room. Capital investment could decrease working capital further with any future acquisition of assets, businesses, or significant expansion of production capacity. After the close of the quarter, the Company intends to purchase $600,000 worth of real estate abutting the existing complex adding in excess of 50,000 sq ft of space.

The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of September 30, 2006 or December 31, 2005.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

Inflation

The Company believes that inflation in raw materials and energy in the global economy has begun to affect results of operations, especially with regard to silver used in the Micron operation. While silver pricing has historically been passed on to our customers in the form of a surcharge, this does not preclude the Company from pricing pressure on its products. Silver surcharge collected from our customers is less than 18% and 10% of net sales for the periods ending September 30, 2006 and 2005, respectively.

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

The Company maintains a reserve for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least quarterly and a provision for excess, slow moving and obsolete inventory is recorded. The review is based on several factors including a current assessment of future product demand, historical experience and product expiration.

Deferred Tax Assets

The Company assesses its deferred tax assets based upon a more likely than not to be realized criteria. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. Management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated and compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment at September 30, 2006.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

3.0	Articles of Incorporation(a)
3.1	By-laws(b)
10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001, as amended.(c)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.(d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)

Incorporated by reference from the Company’s Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002 and as amended, incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on October 6, 2006.

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

November 13, 2006