Form 10KSB
period 2006-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2007-03-29
CIK 819689

Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
(Issuer's telephone number)

Securities Registered under Section 12 (b) of the Act:

Common Stock, $.01 par value (Title of Each Class)	American Stock Exchange (Name of Each Exchange on Which Registered)

Securities Registered under Section 12 (g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

State issuer’s revenues for its most recent fiscal year. $19,318,106

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock as of March 21, 2007.    $61,599,740

On March 21, 2007 there were 2,706,680 shares of the issuer's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ____ No _X_

PART I

Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW

    Arrhythmia Research Technology, Inc. ("ART") was incorporated under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. ART is engaged in the development of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. ART’s patented products consist of signal-averaging electrocardiographic (SAECG) software whose proprietary Windows based version is named the Predictor® series. Rather than having a direct sales force, our current intent is to market ART’s product through licensing with original equipment manufacturers. No sales of the software were recorded in 2006 or 2005.

Our SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”. At the completion of this study and assuming favorable study results, we intend to establish contracts with original equipment manufacturers for this product.

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

      ART’s wholly owned subsidiary, Micron Products, Inc. (“Micron”), was incorporated in the State of Massachusetts in 1972, and is located in ART’s facility in Fitchburg, Massachusetts. Micron is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors ("sensors") used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of Late Potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device. Micron also manufactures and sells or leases assembly machines to its sensor and snap customers.

Figure 1: Schematic of Integrated ECG Eletrode.

Micron is the largest of a few companies providing silver / silver-chloride sensors to the medical device industry. Micron’s customers manufacture monitoring and transmitting electrodes which are utilized in a variety of bio-feedback and bio-stimulation applications including, among many others, electrocardiograms (ECG’s), electroencephalograms (EEG’s), electro-muscular stimulation (EMS), and thermo-electrical neural stimulation (TENS). Micron also produces high volume precision plastic products. These high volume products leverage the production skills for the resin sensors while providing a diversification from the dependence on a single product line.

In 2004, Micron completed the purchase of substantially all of the operating assets of privately held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. of Shrewsbury, Massachusetts forming the New England Molders ("NEM") division of Micron. This division is a custom thermoplastic injection molder that produces a wide variety of consumable medical products, medical device and equipment components, and other products for the consumer, electronic, aerospace, and defense industries. The NEM division is located at the Company’s Fitchburg complex in a renovated 100 year old brick mill building. The location provides operational synergies between Micron and NEM in manufacturing and administration. Late in 2006, construction began on a class 100,000 level clean room for precision injection molding to meet NEM’s new customer requirements. This manufacturing space was fully operational in February 2007.

    On January 3, 2006, Micron announced the formation of Micron Integrated Technologies, a division of Micron Products (“MIT”). This division specializes in the production of metal and plastic components and assemblies for the medical and defense industries. Leveraging the high quality manufacturing of the NEM division’s plastic production capacity with a comprehensive portfolio of value-added manufacturing, design and engineering services, the division provides complete product life cycle management: from concept to product development, prototyping, volume production, and assembly. The success of the division which is located in the Mill building in the Fitchburg complex is dependent on a comprehensive network of small highly specialized manufacturing partners to produce a wide variety of component parts for the manufacture of the division’s products.

On December 27, 2006, Micron completed the purchase of substantially all of the operating assets of privately held Leominster Tool Company, Inc. forming the Leominster Tool Division (“LTD”) of Micron. This new division, which is located in Leominster Massachusetts, vertically integrates the design, manufacture, and repair of production injection molding tooling used by Micron, NEM, and MIT. The division is expected to maintain its loyal customer base in die casting, plastic blow molding as well as thermoplastic injection molding. Micron and its divisions will benefit from an in-house source for injection molding tooling as well as new capabilities in the production of metal components for the MIT division.

PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):

	Year Ended December 31,
	2006	%	2005	%
Sensors	$10,840,418	56	$9,349,874	73
Other molded products	6,866,517	35	2,488,581	19
Snaps and snap machines	496,092	3	404,396	3
Other products	1,115,079	6	652,142	5
Total	$19,318,106	100	$12,894,993	100

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

Micron also manufactures sensors and conductive plastic studs used in the manufacture of radio translucent electrodes. The radio translucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the electrophysiological instrumentation without the use of a metal snap. The radio translucent electrodes are virtually invisible to X-rays and are preferred in some applications such as nuclear medicine, catheterization laboratory or cath lab, ICU/CCU, and certain stress and Holter procedures. Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners, used in the radio translucent application.

Other custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets. Recent growth in the volume of highly engineered EEG sensors reflects the demand for noninvasive measuring of neurological impulses. Micron’s strength in design and low cost manufacturing support enables our customers to grow into unique niche medical applications and electrophysiological monitoring with custom designed sensors.

Other Molded Products

In 2004, Micron began selling high volume precision custom molded component parts. The Company’s sales in these high volume molded products diversify our existing product lines while utilizing previously unused manufacturing capacity. The Company began shipping product and realizing sales of such high volume molded products in the fourth quarter of 2004. To defray the customer’s upfront tooling costs and remain competitive with global competition, some high volume customers require the financing of a customer specific tool over several years. The cost of the tool is guaranteed by the customer and repaid over time as the molded product is shipped.

The incorporation of the NEM division into the Micron molding facility in 2004 increased production flexibility for both entities, and dramatically expanded the size and shape of products. From consumable medical products to medical equipment components, this division has decreased our dependence on sensor production for manufacturing growth. In order to leverage the NEM division’s thermoplastic injection molding capabilities, the MIT division produces assemblies using plastic molded components assembled with outsourced metal components.

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

High Speed Electrode Assembly Machine

Certain manufacturers of disposable medical electrodes use the Company’s attaching machines in the assembly of sensors and snaps into disposable electrodes. Manufacturing, leasing, selling, and providing replacement parts to medical sensor and snap application machines provide Micron with a complimentary product to sell to existing sensor and snap customers. As a value added service, a technician can be dispatched to troubleshoot and improve the performance of our customers’ fully automated electrode assembly production lines.

Other Products

Injection Molding Tooling

The design, manufacture, and rehabilitation of injection molding tools for our customers are part of the service package provided by the NEM division. The design and manufacture of tooling is a leading indicator of future product revenue. Engineering and mold designers work with our customers’ product development engineers to design and produce unique tooling for their products. The Company’s expertise in cost effective manufacturing creates a sustainable partnership with our customers as prototyped parts move to full scale production.

The newly acquired Leominster Tool division’s primary product is thermoplastic injection molding tooling. The division is expected to retain its pre-acquisition revenue levels from other customers for similar industrial applications, metal die casting molds, investment casting wax molds, and thermoplastic injection/extrusion blow molds. The division will provide cost savings to all aspects of the organization by vertically integrating mold making and repair into the structure of Micron’s sensor business, and providing in-house services for the NEM and MIT divisions.

Signal-Averaging Electrocardiographic (SAECG) Products - Predictor® 7

The Predictor® 7 software is a Windows® compatible version of Arrhythmia Research Technology’s analytical program for the detection of Late Potentials. Predictor® 7 utilizes the unique, patented Bi-directional, Four-Pole Butterworth Filtering technique defined as the “Standard” by the joint AHA/ACC/ESC task force on Signal-Averaging Electrocardiography1 . All clinically accepted measurement criteria are provided: total QRS duration, duration of the QRS under 40 µV, the RMS voltage of the last 40 msec of the QRS and the noise level. Graphical output of the analysis is presented both on screen and in hard copy. Predictor® 7 also incorporates additional signal processing capabilities for clinical research. The IntraSpect™ module permits detection of ventricular late potentials in patients with Bundle Branch Block. P-wave signal averaging helps predict patients at risk for atrial fibrillation and flutter. A Heart Rate Variability module can be incorporated on the Predictor platform.

Windows® is a registered trademark of Microsoft Corporation
1 AHA/ACC/ESC Policy Statement: "Standards for the Analysis of Ventricular Late Potentials Using High Resolution or Signal-Averaged Electrocardiography: A Statement by a Task Force Committee of the European Society of Cardiology, the American Heart Association and the American College of Cardiology. JACC Vol. 17, No. 5, April 1991:999-1006

    The SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”. The primary objectives of this study are: 1. To evaluate the predictive value of a multivariate model consisting of pre-specified clinical and ECG parameters for predicting arrhythmic events in Multicenter Automatic Defibrillator Implantation Trial II (“MADIT II”) type post-infarction patients; 2. To develop a multivariate risk-stratification model, based on a broader spectrum of pre-specified clinical covariates and ECG parameters, and from it a risk-scoring algorithm identifying high-risk and low-risk patient groups; this algorithm will be validated by a cross-validation study. Such an algorithm will enable an ordering of patients who may benefit most, and benefit least, from implantable cardiac defibrillator (“ICD”) therapy. At the completion of this study and assuming favorable study results, we intend to establish contracts with original equipment manufacturers for this product.

GENERAL
Customers and Sales

During the year ended December 31, 2006, each of two major customers accounted for over 10% of the Company’s sales and a loss of this base would have a material adverse effect on results. The two largest customers accounted for 29% and 20% of sales in 2006 as compared to 34% and 11% of sales for the year ended December 31, 2005. The 20% and 11% customers in 2006 and 2005 are different entities and were customers prior to 2006. The 11% concentration in 2005 decreased below 10% of total sales in 2006.

Micron manufactures its sensors against purchase orders from electrode manufacturers. The Company is aware of approximately 30 significant manufacturers of disposable snap type, radio translucent and pre-wired electrodes worldwide. Micron sells its sensors to most of these manufacturers. Sales backlog is not material to Micron’s sensor business due to the method of ordering employed by its customer base in this competitive industry. Customers generally purchase on a single purchase order basis without long-term commitments.

The majority of the NEM and MIT divisions’ customers for injection molded thermoplastic products are from the medical equipment, medical device and defense industries. From single use medical or defense consumable products to equipment components, the engineered production services provide quality design and production capacity which exceed our customers’ manufacturing requirements. Certain customers require that an inventory of their products be maintained at all times to enable just in time delivery schedules. A commitment from customers is required by NEM and MIT to maintain the higher level of finished goods inventory and raw material required for their products. These agreements allow for a more flexible manufacturing schedule with longer more cost effective production cycles. NEM’s primary target customer is a medical manufacturer or development company with a need for complex custom injection molded components. MIT’s primary target customer is a defense or medical manufacturer or development company with a need for complete product life cycle management from design to full production preferably combining multiple manufacturing technologies such as plastic injection molding, metalworking, assembly, and packaging.

The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of all of the Company's products in its geographic markets:

	Revenues for the Years Ended December 31,
	2006	%	2005	%
United States	$9,344,815	48	$4,438,000	34
Canada	5,816,071	30	4,894,956	38
Europe	3,415,235	18	2,938,868	23
Pacific Rim	374,190	2	345,975	3
Other	367,795	2	277,194	2
Total	$19,318,106	100	$12,894,993	100

    While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable markets. To reduce the risks associated with foreign shipment and currency exchange fluctuations, most of our products are the responsibility of our customers when shipped, and payment is required in US Dollars.

To offset the risk from fluctuations in the market price of silver, sensor customers are subject to a silver surcharge or discount based on the market price of silver at the time of shipment. The silver surcharge has become a greater component of our product pricing as the price of silver has more than doubled over the last three years. The Company is sensitive to the impact of recent increases in silver cost, and continues to explore options with our customers to help mitigate the resulting increases in surcharges.

Marketing and Competition

Micron sells its sensors to manufacturers of disposable snap type and radio translucent ECG electrodes. The Company has one major domestic competitor and several minor competitors worldwide for sensors, and believes that its sales of sensors exceed those of its competition in the aggregate. The competition in the sensor and snap market is extremely price sensitive. In an effort to ensure higher volume without a firm long term purchase order, Micron offers a rebate program to customers. The rebates are typically paid to the customer after the end of the calendar year if certain volume thresholds are attained. These rebates are accrued and recorded with each sale as a reduction of gross sales. The rebates for the calendar year 2006 and 2005 were $65,263 and $56,459 respectively.

The Company markets Micron and its NEM division as a highly specialized custom injection thermoplastic molder to new and existing customers. The Company believes it competes effectively based on its expertise in low cost manufacturing of high volume precision products. The complex medical products produced by the NEM division has expanded our existing customer base and extensively diversified the product mix. It is our intention to continue these efforts to market to the expanded customer base and further diversify our product offerings. Global competition creates a highly competitive environment. To meet this challenge, the NEM and MIT divisions focus their product development efforts on complex close tolerance products not readily outsourced to offshore manufacturing.

Management is not currently pursuing licensing of the SAECG products to original equipment manufacturers for integration into existing cardio diagnostic equipment. The Company sponsored a well attended satellite session on SAECG featuring a presentation by Wojciech Zareba, MD, Associate Professor of Medicine (Cardiology) at the University of Rochester at a major scientific conference held in June 2005 in Gdansk, Poland. The SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”. At the completion of this study and assuming favorable study results, we intend to establish contracts with original equipment manufacturers for this product.

Product Suppliers and Manufacturing

Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process. All employees sign confidentiality agreements to protect this proprietary process. The raw materials used by Micron are plastic resins used to mold the substrates and silver / silver chloride chemical solutions for plating the molded plastic substrates. Both the resins and the chemicals involved in the silver / silver chloride process are in adequate supply from multiple commodity sources. Fluctuations in the price of silver are contractually passed to customers in the form of a surcharge or discount. As insulation against unanticipated price increases, some resins and chemicals used in the production of sensors are purchased in large quantity to lower or stabilize prices.

Resins used by the custom molding division are purchased for an individual customer order, with most increases in resin costs passed on to the customer as orders are acknowledged. Because the customer order determines the quantity of material required, customers may, and have, guaranteed the purchase of specific large quantities of product which allows the division to purchase raw material at a more favorable cost thereby lowering the final cost to the customer. The metal alloys used by the MIT division in its products are subject to the same customer order limitations, and prices are fixed as the customer guarantees an order.

Micron distributes medical grade nickel plated brass and stainless steel snap fasteners purchased from multiple domestic and international sources. Micron buys these snaps in bulk, performs additional quality assurance tests, and stocks inventory to facilitate just in time shipments to its customers.

Inventory Requirements

Our larger customers benefit from our ability to maintain an inventory of standard sensors and snaps. This inventory policy allows for predictable and planned production resulting in cost efficiencies that we are able to pass on to our customers. The rebate program discussed in the marketing and competition section above allows us to provide volume based discounts to our customers for targeted volume shipped.

While inventory quantities required to sustain the current manufacturing forecast have not changed, the significant increase in cost of silver, brass, and specific specialty engineered resins used in sensor production has caused a large increase in the value of our raw material inventories. Some of these increases are absorbed by our customers in the form of surcharges and temporary price increases.

Custom molded product is manufactured on an order by order basis. Finished goods inventory is product made in advance of an acknowledged sales order, part of an annual blanket order quantity, or for a specific safety stock requested by the customer.

Research and Development

ART's research and development efforts focus primarily in maintaining the software library in the SAECG product lines in a compatible platform. Our primary focus in 2006 and 2005 was to verify the integrity of the analytical algorithms, and facilitate use of the application in the previously discussed NIH study. For the fiscal years ended December 31, 2006, and 2005, ART had research and development expenses of approximately $57,200 and $40,900, respectively.

In 2006 and 2005, Micron’s research and development efforts resulted in $7,100 and $7,300 of expense. Included in these efforts was a unique process improvement to eliminate certain hazardous materials from our manufacturing processes.

Patents and Proprietary Technology

As part of the purchase of substantially all the assets of Corazonix Corporation in 1993, ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals. The Corazonix technologies are utilized in the current version of Predictor® 7. ART acquired U.S. Patent No. 5,117,833 entitled “Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials,” (the “Bi-Spec Patent”) which expires in 2009. ART also acquired three additional patents, which cover the spectral-temporal, mapping post-processing software packages. In March 1997, the U.S. Patent Office granted United States Patent No. 5,609,158 entitled “Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals” which covers a frequency domain analysis technique for SAECG data.

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

Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver/silver chloride-plated sensors. To maintain our trade secrets associated with the manufacture of disposable electrode sensors, key employees are required to sign non-disclosure and/or non-competition agreements. Micron uses a patented material in the production of some sensors. Micron paid $7,100 in 2006 and $7,000 in 2005 in royalties associated with this patent.

Government Regulation

ART’s software products are subject to, and ART believes currently comply with, material clearance and distribution requirements from governmental regulatory authorities, principally the U.S. FDA and the European Union (EU) equivalent agency. These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured. The development of the product line will be managed in accordance with applicable regulatory requirements.

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

The NEM and MIT divisions manufacture parts for invasive medical devices, components for medical equipment, patented disposable medical laboratory products, and patented military applications. Our customers own the product designs and are, therefore, subject to FDA, DOD and EU regulations. While such products are a part of a medical device or other regulated equipment, our customers are the regulated entity for the clearance of those products. NEM and MIT exercise stringent controls over all their manufacturing operations, and comply with any special controls required by their customers.

Environmental Regulation

Micron’s operations involve use of hazardous and toxic materials, and generate hazardous, toxic and other wastes. It is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although management believes that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. An insurance policy has been purchased to mitigate this risk to the Company and the environment.

Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities. Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in our processes. The recent acquisition of equipment to eliminate a hazardous chemical from the process further emphasizes the commitment to the reduction and elimination of certain hazardous processes. In 2006 and 2005, the related expenditures for waste treatment were approximately $50,000. The operational costs are expected to be similar in 2007. Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

As of December 31, 2006, the Company had 97 full-time and 3 part-time employees including 27 administrative, sales and supervisory personnel, 15 quality control personnel and 58 production personnel. The employees of the Company are not represented by a union, and the Company believes its relationship with the employees is satisfactory.

Item 2. DESCRIPTION OF PROPERTY.

The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building. The second building, which was purchased in September 1996, is over 94,000 square feet, including an antique brick three story mill building. Commencing in 2003, the 40,000 square foot “Mill” building portion of the second building underwent major renovations to preserve and create functional space from a previously unusable section of the facility. The renovations created space currently occupied by the NEM and MIT divisions. In October 2006, a third building of approximately 40,000 square feet and abutting our complex was acquired without any specific requirement for space. The Company believes the acquisition of the adjacent property positions the Company for continued growth in its current location. The Company believes our current facilities are sufficient to meet our current and future production needs through fiscal year ending December 31, 2007.

Item 3. LEGAL PROCEEDINGS.

The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business. Management believes the resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The results of the Company’s 2005 Annual Meeting of Shareholders were reported in the Company’s Form 10-QSB for the quarter ended June 30, 2006.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER STOCK PURCHASES OF EQUITY SECURITIES.

ART's Common Stock has been listed on the American Stock Exchange since March 3, 1992 and trades under the ticker symbol HRT.

The following table sets forth, for the period indicated, the high and low sale prices per share for ART's Common Stock as quoted by the American Stock Exchange.

	High	Low
Year Ended December 31, 2006
1st Quarter	$12.25	$8.75
2nd Quarter	12.65	9.08
3rd Quarter	14.45	9.50
4th Quarter	29.50	14.00
Year Ended December 31, 2005
1st Quarter	$21.70	$12.60
2nd Quarter	22.29	14.30
3rd Quarter	17.20	10.25
4th Quarter	12.95	8.80

As of February 28, 2007 the number of record holders of ART's common stock is estimated to be 325, not including beneficial holders of our common stock held in street name.

Dividend Policy

In April 2005, the Company declared a dividend of $.06 per share payable on May 5, 2005 to holders of record on April 28, 2005 payable from the Company’s cash reserves. In August 2005, the Company declared a dividend of $.06 per share payable on September 23, 2005 to holders of record on September 13, 2005 payable from the Company’s cash reserves. In May 2006, the Company declared a dividend of $.06 per share payable on June 19, 2006 to holders of record on June 12, 2006 payable from the Company’s cash reserves.

Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future. The Company's demand line of credit agreement contains conditions including prior notification of the payment of dividends.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2006, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	93,000	$ 8.98	140,000(1)
Equity compensation plans not approved by security holders	-	-	-
Total	93,000	$ 8.98	140,000(1)

(1)	Includes 40,000 shares available under the 2001 Stock Option Plan and 100,000 shares available under the 2005 Stock Award Plan.

Recent Sales of Unregistered Securities

The Company, as previously reported, in connection with the acquisition of the operating assets of Leominster Tool Co., Inc., agreed pursuant to an Asset Purchase Agreement dated December 27, 2006, to issue an aggregate of 4,486 shares of its unregistered shares of common stock, par value $0.01 per share, held in treasury, with a value of $120,000. In connection with the issuance to the seller, which represented that it was a sophisticated person purchasing for investment, the Company relied upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933.

Purchases of Equity Securities

The Company reauthorized its most recent Stock Buy Back Program on June 26, 2003 authorizing an additional $650,000 worth of stock to be purchased from time to time as determined by management in accordance with parameters set by the Board of Directors based upon market conditions. There were no shares repurchased in 2006 and 2005.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:

•	our ability to finance our business;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies or materials used in manufacturing at the competitive prices;
•	adverse regulatory developments in the United States or any other country we plan to do business in;
•	entrance of competitive products in our markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	no adverse publicity related to our products or the Company;
•	no adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the passage of new, or changes in, regulations; legal proceedings;
•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

The Company's primary source of revenue relates to the manufacturing of medical device, equipment and defense industry components. The single largest category of revenue relates to Micron's production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products. This sector includes revenues from both high volume precision injection molding and custom injection molding. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	70.1	64.3
Gross profit	29.9	35.7
Selling and marketing	3.2	3.9
General and administrative	9.7	12.4
Research and development	0.3	0.4
Other income, net	(0.2)	-
Income before income tax provision	16.9	19.0
Income tax provision	5.7	6.8
Net income	11.2%	12.2%

Net Sales

Net sales for 2006 were $19,318,106, an increase of $6,423,113, or 50%, when compared to the total net sales of $12,894,993 in 2005. The increase in net sales was a result of several factors. The revenue associated with silver/silver chloride sensor including surcharge increased by nearly $1,500,000 as the price of silver continues to rise. The Company’s ability to creatively assist with and respond to our customer’s product development and design needs has contributed to the growth in overall sales dollars in a competitive price sensitive market. The growth of the NEM and MIT divisions combined to contribute $5,267,000 of the increase in revenues. Due to a change in customer demands, the precision molded products from Micron Products decreased approximately $450,000 when compared to 2005. The remaining $106,000 of the increase related to the Snap Assembly machine business and other miscellaneous revenues. Non-recurring engineering and tooling revenue accounted for over $990,000 of the revenues in 2006 as compared to $585,000 in 2005. Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source. After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling. There were no sales of SAECG software in either 2006 or 2005.

Cost of Sales

Cost of sales was $13,550,523 (70.1% of net sales) in 2006 compared to $8,295,399 (64.3% of net sales) in 2005. The NEM division sells the majority of the production and prototype molding tools that are designed and qualified for production of plastic components. These tools have a significantly lower margin than the product the tool produces. Material and energy cost increases also contributed to the increase in cost of sales. Not all material costs can be passed on in the form of a surcharge or a price increase. Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise. Some of the products in the MIT and NEM divisions have a significantly lower margin than the sensor product line. The competitive market occupied by MIT and NEM are expected to have differing margins based on type of product, volume from customer, and difficulty to produce. Management continues to investigate strategies to increase the overall gross margin without sacrificing product quality.

Selling and Marketing

Selling and marketing expenses increased to $617,140 (3.2% of net sales) in 2006 from $508,422 (3.9% of net sales) in 2005, an increase of $108,718, or 21%. This increase in selling and marketing expense is mainly attributable to the commissions payable to the sales and business development personnel along with increased travel and trade show costs incurred as business development and marketing efforts were expanded. Management believes this increase to be nominal and as expected the amount as a percentage of sales decreased as the Company began to see positive results from the increase in sales resulting from business development efforts.

General and Administrative Expenses

General and administrative expenses were $1,869,603 (9.7% of net sales) in 2006 as compared to $1,608,623 (12.4% of net sales) in 2005, an increase of $260,980 or 16%. The increased cost in 2006 included a higher corporate cost and higher incentive bonus expense. The 2005 expense includes a one time $190,000 administrative charge of the NEM division. The Company continues to control general and administrative costs on a basis of a percentage of net sales. No fees associated with the internal control documentation required to comply with Section 404 of the Sarbanes Oxley Act were expended in 2006 or 2005. Due to the extension of the implementation date relating to the internal control documentation, costs we expected to be incurring beginning in the second quarter of 2005 will not be incurred until late 2007.

Research and Development

Research and development costs increased to $64,362 (0.3% of net sales) in 2006 from $48,150 (0.4% of net sales) in 2005, an increase of $16,212, or 34%. For the fiscal years ended December 31, 2006, and 2005, ART had research and development expenses of approximately $57,200 and $40,900, respectively. This expenditure was to verify the integrity of the analytical algorithms, and facilitate use of the application in the previously discussed NIH study. In 2005 and 2006, approximately $7,000 of the expenditure was related to Micron’s development of a unique process to reduce the use of hazardous materials. The remaining expense related to further development of the SAECG Software.

Interest Expense

There was no interest expense in 2006 or 2005. The Company does not incur an unused borrowing base fee under our unsecured credit facility.

Other Income (Expense)

Other income was $44,941 in 2006 compared to $17,741 in 2005, an increase of $27,200, or 153%. The majority of other income was bank interest of $65,326 and $22,682, in 2006 and 2005, respectively. The use of higher yielding certificates of deposits increased the rate of return on cash in 2006. The remainder of other income was from miscellaneous expense items including a loss in the disposal of assets totaling $15,246, and $5,606 in currency losses relating to foreign government import taxes and the timing of the reimbursement.

Income Taxes

The Company’s combined federal and state effective income tax rate was 34% and 36% in 2006 and 2005, respectively. The effective rates are lower than the statutory rates primarily due to the reductions in tax from tax credits in 2006 and 2005. The Company utilized federal net operating loss carryforwards of approximately $217,000 in 2006 and 2005.

Goodwill

As of December 31, 2006, the Company’s goodwill of $1,564,966 is related to three reporting units, $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992, $235,727 associated with the acquisition of Shrewsbury Molders, Inc. in 2004, and $85,239 associated with the acquisition of Leominster Tool Co. Inc. in December 2006. There was no impairment to the goodwill associated with or expected in any acquisition based on the first quarter annual impairment test in 2006.

Earnings Per Share

The basic earnings per share was $0.81 in 2006 as compared to $0.59 in 2005, an increase of $0.22, or 37.3%. The increase in earnings per share reflects the effect of a 50% increase in sales.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

Working capital was $6,501,191 as of December 31, 2006 as compared to $5,386,899 as of December 31, 2005. Operating results produced positive cash flows of $2,116,904 of which $1,710,219 and $160,111 was spent on capital asset investment and a cash dividend, respectively. Cash and cash equivalents were $2,065,645 and $1,931,823 at December 31, 2006, and 2005, respectively. Substantially all of these funds are invested in fixed rate bank instruments that are highly liquid.

Inventories increased by $1,135,936 at the end of 2006 compared to an increase of $713,401 at the end of 2005. The increased inventory was the result of raw material requirements, the rising cost of silver and higher unit cost of resins purchased. Some of the specialty engineered resins used by the MIT division require large quantity purchases to insure stable pricing; this material was purchased in anticipation of 2007 requirements. Several factors contributed to the increase in finished goods inventory. First, the NEM division builds product upon receipt of a firm customer order. This ability to produce in longer runs lowers the per unit cost of the product while increasing the finished goods inventory. Second, upon the request of a Micron sensor customer, larger inventories of particular sensors are held in finished goods in an effort to decrease delivery time. The quantity of sensor inventory maintained has not changed, but the cost of silver has increased over 200% since the beginning of 2004. Approximately $64,000 of the work in process inventory increase was the new Leominster Tool division’s inventory at acquisition.

Capital equipment expenditures were $846,000 in 2006 as compared to $471,000 in 2005. The majority was related to the manufacturing operations. In 2006, the equipment purchased included $338,000 for three new injection molding machines, $201,000 in sensor tooling, and $162,000 in other manufacturing equipment for the manufacturing operation. An additional $145,000 was spent on computer hardware, technical software, and a vehicle. At the end of 2006, a total of $546,000 in capital equipment expenditures were not in service. This included the 100,000 level clean room, three molding machines two of which were purchased at auction, and miscellaneous tooling and equipment. In 2005, the equipment purchased included $295,000 for two new injection molding machines and two high production sensor molds, as well as $80,000 in quality control optical measuring equipment and furniture for new sales and production offices. The remaining expenditures in 2005 were deposits for equipment to be delivered in 2006, and for a sales department vehicle.

Between 2004 and 2006, a total of approximately $1,210,000 was spent on property and building improvements with the renovation of the previously unused 40,000 square feet of space in a 100 year old brick building, located at the Fitchburg complex. The building improvements included $210,000 in process equipment specific to plastic injection molding. The NEM and MIT divisions occupy the majority of the renovated space. In October 2006, an additional four story 40,000 square foot abutting property was purchased for $430,000. A deposit has been placed on another adjoining property for an additional 13,000 square feet and vacant lot, which is expected to close in the first half of 2007 at a cost of less than $200,000.

An unsecured $1,000,000 credit facility was available in 2006 and 2005. The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. There were no outstanding borrowings on our lines of credit as of December 31, 2006 and 2005. The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

Funding for future research and development is expected to be provided by ongoing operations and at this time there are no plans for projects that would require outside funding.

During 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective in September 2004. The registration statement covers 500,000 shares of the Company’s common stock. While there are no immediate plans to offer and sell the registered shares, the Company believes that the shelf registration statement will provide greater flexibility in accessing capital markets when market conditions are conducive to an offering. Proceeds from such a sale will be used for product development and general corporate purposes or to pursue complementary new opportunities including acquisitions.

Inflation

The Company does not believe that inflation in the United States or international markets in recent years has had a significant effect on its results of operations with one exception, the cost of silver. Silver pricing has been passed on to our customers in the form of a surcharge, but this does not preclude the Company from being pressured as the price continues to climb. Silver surcharge collected from our customers is approximately 15% and 11% of total net sales for years ended December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning after October 1, 2005. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and the reporting of a correction of an error unless it is not practical to do so. SFAS No. 154 was adopted by the Company in the first quarter of fiscal 2006 and did not have a material impact.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s the first interim reporting period beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations. SFAS No. 157 is effective for the Company’s interim reporting period beginning January 1, 2008.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include our ability to maintain our current pricing model and/or decrease our cost of sales; increasing sales of lower margin products; the level of demand for the products that we may develop; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; variability of customer delivery requirements, continued availability of supplies or materials used in manufacturing at current prices; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly and annual results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

If trade secrets are not kept confidential, the secrets may be used by others to compete against us.

Micron relies on unpatented trade secrets to protect its proprietary processes as there are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to our proprietary process. Ultimately the meaningful protection of such unpatented proprietary technology cannot be guaranteed. The Company relies on confidentiality agreements with its employees. Remedies for any breach by a party of these confidentiality agreements may not be adequate to prevent such actions. Failure to maintain trade secret protection, for any reason, could have a material adverse effect on us.

Dependence on a limited number of customers.

In the fiscal years 2006 and 2005, 49% and 45%, respectively of the Company’s revenues were derived from individual customers with 10% or more of the total sales. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results. In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

The majority of our revenues are derived from the sale of a single product.

In fiscal years 2006 and 2005, the Company derived 56% and 73%, respectively, of its income from medical electrode sensors for use in disposable electrodes. While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors. Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results. Margins on sensors are higher generally than our other products, and as the Company diversifies our product lines, reliance on lower margin sales may affect our results of operations.

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

The Company may make acquisitions of complementary companies, products or technologies from time to time. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies if the Company fails in this integration. Acquisitions may cause disruptions in operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. The Company also may have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings. In addition, our profitability may suffer because of such acquisition-related costs or amortization costs for other intangible assets. If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, the Company may not receive the intended benefits of such acquisitions. The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.

If the Company is unable to keep up with rapid technological changes, our processes, products or services may become obsolete and unmarketable.

The medical device and medical software industries are characterized by technological change over time. Although the Company attempts to expand our technological capabilities in order to remain competitive, discoveries by others may make our processes or products obsolete. If the Company cannot compete effectively in the marketplace, our potential for profitability and financial position will suffer.

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

The Company may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls. The Company was not subject to these requirements for the fiscal year ended December 31, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2008.

While we expect to expend significant resources beginning in the latter part of 2007 to develop the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. In the event the Company no longer qualifies as a small business issuer at the end of 2007, we may be subject to more stringent requirements under SOX 404. Accordingly, there can be no assurance that the Company will receive any required attestation from the independent registered public accounting firm. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an attestation from the independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Factors that may affect future operating results.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company‘s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

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

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, as to any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts. Bad debts have not had a significant impact on our financial position, results of operations and cash flows.

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

Asset Impairment - Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments. Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future. If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value. To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8AT. CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

Item 8B. OTHER INFORMATION.

     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

Item 13. EXHIBITS.

The Company hereby furnishes the exhibits listed on the attached exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC.  Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

SIGNATURES

In accordance with of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By: /s/ James E Rouse
James E. Rouse,
President and Chief Executive Officer
March 29, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James E. Rouse	President, Chief Executive Officer and	March 29, 2007
James E. Rouse /s/ David A. Garrison	Director (Principal Executive Officer) Executive Vice President of Finance and Chief Financial Officer	March 29, 2007
David A. Garrison /s/ E. P. Marinos	(Principal Financial and Accounting Officer) Chairman of the Board	March 29, 2007
E. P. Marinos /s/ Julius Tabin	Director	March 29, 2007
Julius Tabin /s/ Paul F. Walter	Director	March 29, 2007
Paul F. Walter /s/ Jason R. Chambers	Director	March 29, 2007
Jason R. Chambers

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(b)
4.7*	2003 Stock Bonus Plan	(f)
4.8*	2005 Stock Award Plan	(h)
10.40*	Employment agreement between James E. Rouse and the Company dated October 5th, 2001.	(d)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.	(g)
10.42*	Amendment to the employment agreement between James E. Rouse and the Company dated October 5th, 2001 effective October 4th, 2006.	(i)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.	X-1
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.	X-2
21.0	Subsidiaries	(e)
23.1	Consent of Carlin, Charron & Rosen, LLP	X-3
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(c)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(d)	Incorporated by reference from the Company’s Form 10-Q as exhibit 10.10 for period ended September 30, 2002 as filed with the Commission in November 2002.
(e)	Incorporated by reference from the Company’s Form 10-K for fiscal year ended December 31, 2002 as filed with the Commission in March 2003.
(f)	Incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Commission in November 2004, Registration Statement No. 333-120329.
(g)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(h)	Incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the Commission in December 2005, Registration Statement No. 333-130678.
(i)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on October 6, 2006.

Arrhythmia Research Technology, Inc.

And Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron & Rosen LLP
Westborough, Massachusetts March 16, 2007

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2006	2005

Assets

Current assets:
Cash and cash equivalents	$2,065,645	$1,931,823
Trade accounts receivable, net of allowance for doubtful accounts of $29,800 and $18,600	2,857,937	2,069,551

Inventories (Note 3)	2,868,292	1,732,356
Deferred income taxes (Note 6)	57,000	113,000
Deposits, prepaid expenses and other current assets	476,153	343,200

Total current assets	8,325,027	6,189,930

Property, plant and equipment, net (Note 4)	6,045,736	4,695,946

Goodwill (Note 2)	1,564,966	1,479,727

Other intangible assets, net	310,802	225,383

Deferred income taxes (Note 6)	70,000	67,000

Other assets	87,349	162,662

Total assets	$16,403,880	$12,820,648

See accompanying notes to consolidated financial statements.
.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2006	2005

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,347,464	$490,774
Accrued expenses	414,739	312,257
Current portion of acquisition price payable (Note 2)	61,633	-

Total current liabilities	1,823,836	803,031

Long term liabilities:
Long term payables	25,836	-
Acquisition note payable, net of current portion	134,083	-

Total long term liabilities	159,919	-

Total liabilities	1,983,755	803,031

Commitments and contingencies (Note 8):

Shareholders’ equity (Notes 7 and 11):
Common stock, $.01 par value; 10,000,000 shares authorized;
3,926,491 issued, 2,705,680 and 2,666,194 outstanding respectively	39,265	39,265
Additional paid-in-capital	10,021,417	9,731,469
Treasury stock at cost, 1,220,811 and 1,260,297 shares respectively	(3,343,007)	(3,451,120)
Retained earnings	7,702,450	5,698,003

Total shareholders’ equity	14,420,125	12,017,617

Total liabilities and shareholders’ equity	$16,403,880	$12,820,648

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2006	2005

Net sales (Note 12)	$19,318,106	$12,894,993
Cost of sales	13,550,523	8,295,399

Gross profit	5,767,583	4,599,594

Selling and marketing	617,140	508,422
General and administrative	1,869,603	1,608,623
Research and development	64,362	48,150

Income from operations	3,216,478	2,434,399

Other income (expense):
Other income	44,941	17,741

Total other income	44,941	17,741

Income before income taxes	3,261,419	2,452,140
Income tax provision (Note 6)	1,097,000	874,000

Net income	$2,164,419	$1,578,140

Earnings per share (Note 2):
Basic	$0.81	$0.59
Diluted	$0.80	$0.59

Cash dividend paid per share:	$0.06	$0.12
See accompanying notes to consolidated financial statements

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity
(Notes 7 and 11)

	Common Stock		Additional	Treasury	Retained
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total

December 31, 2004	3,926,491	$39,265	$9,515,717	$(3,468,440)	$4,439,806	$10,526,348

Tax benefit from exercise of stock options	-	-	133,072	-	-	133,072
Stock issued in acquisition (6,325 shares)	-	-	82,680	17,320	-	100,000
Cash dividends ($.12 per share)	-	-	-	-	(319,943)	(319,943)
Net income	-	-	-	-	1,578,140	1,578,140

December 31, 2005	3,926,491	$39,265	$9,731,469	$(3,451,120)	$5,698,003	$12,017,617

Share based compensation	-	-	10,813	-	-	10,813
Tax benefit from exercise of stock options	-	-	63,628	-	-	63,628
Stock issued with exercise of stock options	-	-	107,791	95,829	-	203,620
Stock issued in acquisition (4,486 shares)	-	-	107,716	12,284	-	120,000
Cash dividends ($.06 per share)	-	-	-	-	(159,972)	(159,972)
Net income	-	-	-	-	2,164,419	2,164,419

December 31, 2006	3,926,491	$39,265	$10,021,417	$(3,343,007)	$7,702,450	$14,420,125
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2006	2005

Cash flows from operating activities:
Net income	$2,164,419	$1,578,140
Adjustments to reconcile net income to net cash provided
by operating activities, net of effects of acquisition:
Depreciation and amortization	847,714	747,570
Provision for doubtful accounts	11,236	(2,100)
Deferred income tax provision	53,000	57,960
Share based compensation	10,813	-
Changes in operating assets and liabilities:
Trade accounts receivable	(667,499)	(149,244)
Inventories	(1,072,207)	(713,401)
Deposits, prepaid expenses and other assets	(103,772)	(221,359)
Accounts payable and accrued expenses	873,200	(106,875)

Net cash provided by operating activities	2,116,904	1,190,691

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,710,219)	(711,087)
Cash paid for acquisition	(380,000)	-

Net cash used in investing activities	(2,090,219)	(711,087)

Cash flows from financing activities:
Cash dividend paid	(160,111)	(319,943)
Proceeds from exercise of stock options	203,620	-
Tax benefit from exercise of stock options	63,628	-

Net cash provided by (used in) financing activities	107,137	(319,943)

Net increase in cash and cash equivalents	133,822	159,661

Cash and cash equivalents, beginning of year	1,931,823	1,772,162

Cash and cash equivalents, end of year	$2,065,645	$1,931,823
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

  1. Description of Business

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias. Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues. Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. Micron has expanded into custom plastic injection molded products and product life cycle management. Revenues in this sector are primarily custom injection molding, and end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging. An acquisition at year end adds the capability to produce tooling required for injection molding plastic.

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

Financing Customer Purchased Tooling

In order to lessen the impact of the initial cost of a custom mold, Micron provides a tooling financing package for select customers. The cost of the tool is charged in conjunction with the product shipments over the first 3 or 4 years of the agreed upon purchasing program. The customer agrees to pay for the tool in full upon any delay or termination in the program. The income is recognized utilizing the direct financing method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of average cost or market. Silver is inventoried with approximately one month’s usage and is not re-priced as inventory turns make the changes immaterial. Cost of inventories is determined by the first-in, first-out method.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable and cash and cash equivalents.

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

Notes to Consolidated Financial Statements

2. Accounting Policies (Continued)

      Concentration of Credit Risk (Continued)

Senior management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believes the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write offs might exceed the recorded allowance.

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

Goodwill

The Company accounts for goodwill and intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that companies test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

There was no impairment to the $1,244,000 balance of goodwill associated with the Micron Products acquisition based on the first quarter annual impairment test in 2006. The acquisition of a custom molder in May 2004 after an adjustment in 2005 totaled $235,727 in goodwill, and was not subject to impairment after the first quarter impairment test in 2006. In December 2006, an acquisition of a tooling manufacturer resulted in creating a total of $85,239 in goodwill. Traditionally impairment testing for the goodwill valuation occurs during the first quarter of the fiscal year.

     Long-Lived Assets

The Company accounts for long lived assets in accordance to the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. None of the assets was deemed to be impaired as of December 31, 2006.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

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

Earnings Per Share Data

The Company follows the provisions of SFAS No. 128 Earnings Per Share, which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares.

Basic and diluted EPS computations are as follows:

Years ended December 31,	2006	2005
Net income available to common shareholders	$2,164,419	$1,578,140
Weighted average common shares outstanding	2,669,497	2,665,639
Basic EPS	$0.81	$0.59

Diluted EPS:
Net income available to common shareholders	$2,164,419	$1,578,140
Weighted average common shares outstanding, basic	2,669,497	2,665,639
Assumed conversion of net common shares issuable under stock option plans	38,237	31,992
Weighted average common and common equivalent shares outstanding, diluted	2,707,734	2,697,631
Diluted EPS	$0.80	$0.59

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company also followed the disclosure requirements of SFAS 23, Accounting for Stock-Based Compensation. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB has not been revised to reflect the fair value method of expensing share-based compensation.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2. Accounting Policies (Continued)

       Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2006 and 2005.

Industry Segments

The Company follows the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires reporting of selected information about operating segments in interim and annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Shipping and Handling Costs

Shipping and handling costs are classified as a cost of sales in the consolidated statements of income. The NEM and MIT divisions as a normal course of business charge their customer base for shipping and handling, and therefore classify the amounts billed as revenue in the consolidated statements of income.

Preferred Stock

The Company has 2,000,000 shares of $1 par value preferred stock authorized. No shares have been issued.

Business Combinations (Leominster Tool Co., Inc.)

On December 27, 2006, Micron completed the purchase of substantially all of the operating assets of privately-held Leominster Tool Co., Inc. ("LTD") of Leominster, Massachusetts. Micron paid LTD approximately $380,000 in cash, $120,000 in ART common stock, and recorded a note payable of approximately $200,000 payable in monthly installments of $6,290 including interest of 8.25% through December 2009. Micron funded the cash portion of the purchase price out of working capital. At closing 4,486 treasury shares were issued to cover the $120,000 stock payment. The purchase price has been allocated to net assets acquired based on their estimated fair values. LTD is a high quality tool and die manufacturer with the majority of its customer base in the thermoplastic injection molding industry. Currently, it is a division of the Company’s wholly owned subsidiary Micron.

The Company plans to move the division into its Fitchburg, Massachusetts complex. The relocation will provide operational synergies and cost savings in manufacturing and administration.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2. Accounting Policies (Continued)

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and the reporting of a correction of an error unless it is not practical to do so. SFAS No. 154 was adopted by the Company in the first quarter of fiscal 2006 and did not have a material impact.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s the first interim reporting period beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations. SFAS No. 157 is effective for the Company’s interim reporting period beginning January 1, 2008.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements
    3. Inventories

Inventories consist of the following:

December 31,	2006	2005
Raw materials	$1,171,803	$526,412
Work-in-process	525,515	413,471
Finished goods	1,170,974	792,473
Total	$2,868,292	$1,732,356

4. Property, Plant and Equipment, Net

        Property, plant and equipment consist of the following:

December 31,	Asset Lives	2006	2005
Machinery and equipment	5 to 15 years	$7,921,821	$6,913,207
Equipment held for lease	10 years	166,003	166,003
Building and improvements	20 years	3,591,347	3,121,258
Vehicles	3 to 5 years	118,183	72,640
Furniture and fixtures	3 to 5 years	552,632	438,082
Construction in progress		545,555	62,428
Total property, plant and equipment		12,895,541	10,773,618
Less: accumulated depreciation		(6,849,805)	(6,077,672)
Property, plant and equipment, net		$6,045,736	$4,695,946

        The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms. The cost of the leased equipment is depreciated on a straight-line basis over ten years. Accumulated depreciation on leased equipment was $132,798 and $120,137 at December 31, 2006 and 2005, respectively. The Company sold two leased machines to its customers in 2006 and none in 2005.

5. Debt
        The Company has an unsecured $1,000,000 renewable credit facility which provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum. This facility has no borrowing base charge. There were no outstanding borrowings on the line of credit since it was established.

        The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

6. Income Taxes

        The income tax provision consists of the following:

Years Ended December 31,	2006	2005
Current:
Federal	$883,000	$614,540
State	161,000	201,500
	1,044,000	816,040

Deferred:
Federal	58,000	61,460
State	(5,000)	(3,500)
	53,000	57,960

Total income tax provision	$1,097,000	$874,000

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

6. Income Taxes (Continued)

The components of deferred income taxes are as follows:

December 31,	2006	2005
Deferred income taxes:
Inventories	$ 32,000	$ 31,000
Property, plant and equipment	(34,000)	(64,000)
Patents and intangibles	104,000	131,000
Other current	25,000	8,000
Net operating loss carryforwards	-	74,000
Deferred income taxes	$ 127,000	$ 180,000

The Company files a consolidated federal income tax return. The actual income tax provision differs from the statutory income tax rate (34%) as follows:

Years Ended December 31,	2006	2005
Tax provision computed at statutory rate	$ 1,109,000	$ 834,000
Increases (reductions) due to:
State income taxes, net of federal benefit	204,000	146,000
Tax credits	(120,000)	(59,000)
Other	(96,000)	(47,000)
Income tax expense	$ 1,097,000	$ 874,000

7. Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS. The Company’s matching contributions are at the discretion of the Company. The Company did not make any contributions for the year ended December 31, 2005, while the matching contributions in 2006 were $20,843.

On December 9, 2005, the Board of Directors, after a recommendation from management and approval by the Compensation Committee, granted 95,000 fully vested incentive stock options. Fifty percent of the options were granted to non-executive management. These options were granted from the shareholder approved 2001 stock option plan described in Note 11 as part of a year end performance bonus.

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

Environmental Groundwater

Like many industrial processes, the Micron manufacturing process utilizes hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation. Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities. As a result, Micron believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.

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

Employment Agreements

The Company has employment agreements with two executives extending through October 5, 2011 and January 1, 2012. The agreements provide for a base compensation and certain other benefits. The agreements also contain other terms and conditions of employment, including termination payments under certain circumstances.

Operating Leases

The Company leases vehicles and equipment under non-cancelable lease arrangements. Lease expense under all operating leases was approximately $12,400 and $21,300 in 2006 and 2005, respectively.

Future minimum operating lease payments as of December 31, 2006 are approximately as follows:

Year	Amount
2007	$11,000
2008	3,000
Total	$14,000

9. Supplemental Cash Flow Information

Cash paid for income taxes and interest for the years ended December 31 are as follows:

	2006	2005
Income taxes	$890,000	$1,165,000
Interest	-	-

At December 31, 2006 the Company has $1,118 of dividends payable.

      The acquisition of Leominster Tool Co. Inc., resulted in a note payable of $200,000 at December 31, 2006.

In 2006 and 2005, a total of $120,000 and $100,000 worth of treasury stock, respectively was issued in connection with the acquisitions of Leominster Tool Co., Inc. and Shrewsbury Molders, Inc.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

10. Related Party Transactions

The Company obtains legal services believed to be at arm’s length terms with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company. Fees for services and patent prosecution costs paid to this firm were approximately $2,200, and $7,800 in 2006 and 2005, respectively.

During 2005, healthcare coverage premiums of approximately $1,100 were paid on behalf of a Director of the Company in exchange for consulting services.

11. Stock Options

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been revised to reflect the fair value method of expensing share-based compensation.

For the year ended December 31, 2006, share-based compensation included in general and administrative expenses amounted to $10,813. This expense had no effect on basic or diluted earnings per share.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the year ended December 31, 2006. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant in 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Expected option term (1)	4.5 years
Expected volatility factor (2)	64%
Risk-free interest rate (3)	4.84%
Expected annual dividend yield	1.11%

(1)	The option life was determined using the simplified method for estimated expected option life, which qualifies as “plain-vanilla” options.
(2)
The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent year.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11. Stock Options (Continued)

The Company did not recognize compensation expense for employee stock option grants for the year ended December 31, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock. The Company had previously applied the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of the SFAS No. 123 to share-based employee awards:

Year ended December 31,	2005
Net income - as reported	$1,578,140
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(272,150)
Net income - pro forma	$1,305,990
Basic earnings per share: as reported	$0.59
pro forma	$0.49
Diluted earnings per share: as reported	$0.59
pro forma	$0.48

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

Share-Based Incentive Plan

At December 31, 2006, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants. The maximum number of shares reserved for issuance is 200,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At December 31, 2006, there were 40,000 shares available for future grants under the above stock option plan.

The following table sets forth the stock option transactions for the year ended December 31, 2006:

	Number of shares	Weighted average Exercise Price	Weighted average remaining contractual term
Outstanding at December 31, 2005	138,000	$7.93	4.9 years
Granted	10,000	12.42
Exercised	(35,000)	5.82
Cancelled/expired	-	-
Outstanding at December 31, 2006	113,000	$8.98	4.5 years
Exercisable at end of year	93,000	$7.45	4.6 years

The weighted average fair value of stock options granted during 2006 and 2005 was $6.68 and $4.22, respectively.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11. Stock Options (Continued)

During the year ended December 31, 2006, the total intrinsic value of options exercised (the difference between the market price and the price paid by the employee to exercise the options) was $716,070 and the total amount of cash received from the exercise of these options was $203,620. The actual tax benefit realized for the tax deductions from options exercised totaled $63,628. At December 31, 2006, the intrinsic value of the exercisable options is $1,412,490.

The following table sets forth the status of the Company’s non-vested options for the year ended December 31, 2006:

	Number of shares	Weighted average Fair Value
Non-vested at December 31, 2005	21,000	$0.84
Granted	10,000	6.68
Vested (with an intrinsic value of $ 78,590)	(11,000)	1.01
Cancelled/expired	-	-
Non-vested at December 31, 2006	20,000	$3.67

The following table presents the average price and contractual life information about options outstanding and exercisable at December 31, 2006:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$ 4.85	25,000	2.58	15,000
9.86	78,000	4.96	78,000
12.42	10,000	5.59	-

As of December 31, 2006, there was $66,432 of unrecognized compensation cost related to non-vested share based compensation arrangements granted under the stock option plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

12. Industry and Geographic Segments

The Company’s operations are classified into two business segments: medical electrode components and plastic molding, and computerized medical instruments.

The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2006 and 2005:

Year ended December 31, 2006	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$19,318,106	$-	$-	$19,318,106

Operating income (loss)	$3,772,268	$(86,510)	$(469,280)	$3,216,478

Capital Expenditures	$1,710,219	$-	$-	$1,710,219
Depreciation and Amortization	$847,714	$-	$-	$847,714

Total Assets at December 31, 2006	$14,010,668	$189,338	$2,203,874	$16,403,880

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12. Industry and Geographic Segments (Continued)

Year ended December 31, 2005	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$12,894,993	$-	$-	$12,894,993

Operating income (loss)	$2,904,610	$(102,797)	$(367,414)	$2,434,399

Capital Expenditures	$711,087	$-	$-	$711,087
Depreciation and Amortization	$747,570	$-	$-	$747,570

Total Assets at December 31, 2005	$10,637,156	$182,139	$2,001,353	$12,820,648

The following table sets forth the geographic distribution of the Company’s net sales:

	2006	2005
United States	$9,344,815	$4,438,000
Canada	5,816,071	4,894,956
Europe	3,415,235	2,938,868
Pacific Rim	374,190	345,975
Other	367,795	277,194
Net Sales	$19,318,106	$12,894,993

The following table sets forth the percentage of net sales to significant customers of the medical electrode and injection molded component segment in relation to total segment sales:

Customers	2006	2005
A	29%	34%
B	-	11%
C	20%	-

13. Quarterly Financial Data

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net Sales	$4,269,047	$4,656,360	$4,412,628	$5,980,071
Gross Profit	1,365,780	1,546,808	1,269,360	1,585,635
Net Income	521,006	577,469	509,975	555,969
Basic Earnings per share	0.20	0.22	0.19	0.21

2005
Net Sales	$3,107,699	$3,424,099	$3,339,438	$3,023,757
Gross Profit	1,164,781	1,208,887	1,098,577	1,127,349
Net Income	428,704	445,264	263,187	440,985
Basic Earnings per share	0.16	0.17	0.10	0.17