Form 10KSB/A
period 2006-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2007-03-29
CIK 819689

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such stock as of March 21, 2007. $ 61,599,740

On March 21, 2007 there were 2,706,680 shares of the issuer's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB/A.

Transitional Small Business Disclosure Format (Check one): Yes ____ No X

EXPLANATORY NOTE

Arrhythmia Research Technology, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2007 solely to furnish the exhibits to the Annual Report, which exhibits were inadvertently incorrectly transmitted in the initial filing.  The text of the Annual Report remains unchanged.

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