Form 10QSB
period 2007-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2007-05-16
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

As of May 1, 2007 there were 2,711,680 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format Yes__  No _X_

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

March 31, 2007

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
Item 3A(T). Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits
SIGNATURES

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1 - Press Release dated May 15, 2007 announcing its financial results for the quarter ended March 31, 2007

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)
ASSETS	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$1,775,465	$2,065,645
Trade and other accounts receivable, net of allowance for doubtful accounts of $29,830	3,191,728	2,857,937
Inventories, net	3,114,728	2,868,292
Deferred income taxes, net	57,000	57,000
Deposits, prepaid expenses and other current assets	603,689	476,153
Total current assets	8,742,610	8,325,027

Property and equipment, net of accumulated depreciation of $7,039,174 and $6,849,805	6,173,148	6,045,736
Goodwill	1,564,966	1,564,966
Other intangible assets, net	290,549	310,802
Deferred income taxes, net	70,000	70,000
Other assets	70,390	87,349
Total assets	$16,911,663	$16,403,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,576,051	$1,347,464
Accrued expenses	355,975	414,739
Current portion of acquisition note payable	61,633	61,633
Total current liabilities	1,993,659	1,823,836

Long term liabilities:
Long term payables	43,547	25,836
Acquisition note payable, net of current portion	119,147	134,083
Total long term liabilities	162,694	159,919

Total liabilities	2,156,353	1,983,755

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	10,106,394	10,021,417
Common stock held in treasury, 1,214,811, and 1,220,811 shares at cost	(3,326,579)	(3,343,007)
Retained earnings	7,936,230	7,702,450
Total shareholders’ equity	14,755,310	14,420,125
Total liabilities and shareholders’ equity	$16,911,663	$16,403,880

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$5,009,276	$4,269,047

Cost of sales	3,946,347	2,903,267
Gross profit	1,062,929	1,365,780

Selling and marketing	183,673	142,455
General and administrative	505,294	385,976
Research and development	13,852	17,456
Income from operations	360,110	819,893

Other expense, net	(10,330)	(14,887)

Income before income taxes	349,780	805,006

Income tax provision	116,000	284,000

Net income	$233,780	$521,006

Net income per share - basic	$0.09	$0.20

Net income per share - diluted	$0.08	$0.19
Weighted average common shares
outstanding - basic	2,706,502	2,666,194
Weighted average common shares
outstanding - diluted	2,778,961	2,696,416

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$233,780	$521,006

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	256,773	204,330
Share based compensation	8,696	3,759
Changes in operating assets and liabilities:
Trade and other accounts receivable	(333,791)	(984,182)
Inventories	(246,436)	(93,302)
Deposits, prepaid expenses and other assets	(113,577)	135,101
Accounts payable and accrued expenses	187,534	500,850
Net cash provided by (used in) operating activities	(7,021)	287,562

Cash flows from investing activities:
Capital expenditures, net of disposals	(360,932)	(343,391)
Net cash used in investing activities	(360,932)	(343,391)

Cash flows from financing activities:
Payments on acquisition note payable	(14,936)	-
Tax benefit from exercise of stock options	33,549	-
Proceeds from the exercise of stock options	59,160	-
Net cash provided by financing activities	77,773	-

Net decrease in cash and cash equivalents	(290,180)	(55,829)

Cash and cash equivalents at beginning of period	2,065,645	1,931,823
Cash and cash equivalents at end of period	$1,775,465	$1,875,994

Supplemental Information:
At March 31, 2007 the Company has $1,118 of dividends payable.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiary (the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

2. Inventories:
Inventories consist of the following as of:	March 31, 2007	December 31, 2006
Raw materials	$1,347,095	$1,171,803
Work-in-process	425,631	525,515
Finished goods	1,342,002	1,170,974
Total	$3,114,728	$2,868,292

3. Share-Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

The Company recognized share-based compensation expense of $8,696 and $3,759 in general and administrative expense for the quarters ended March 31, 2007 and 2006, respectively. A single grant of 10,000 options was made during the quarter ended March 31, 2007 compared with no grants for the same period in 2006.

Share-based Incentive Plan

At March 31, 2007, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares originally reserved for issuance is 200,000 shares. At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At March 31, 2007, there were 30,000 shares available for future grants under the above stock option plan. The weighted average exercise price of options outstanding was $10.14 at March 31, 2007.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2007:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$ 4.85	25,000	2.34	15,000
9.86	72,000	4.72	72,000
12.42	10,000	5.34	-
23.10	10,000	5.93	-

The aggregated intrinsic value of options outstanding and vested at March 31, 2007 was $1,881,370 and $1,498,470, respectively.

The following table summarizes the status of Company’s non-vested options since December 31, 2006:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2006	20,000	$3.67
Granted	10,000	14.21
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2007	30,000	$7.18

At March 31, 2007, there was $199,836 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.

4. Recent Accounting Pronouncements:

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. The two step evaluation provides management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations. SFAS No. 159 is effective for the Company’s interim reporting period beginning January 1, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries. More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of patients who may be at risk for potentially lethal arrhythmias. Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues. Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors. These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications. The Company has previously acquired and integrated into Micron’s facility a custom plastic injection molding company now called the New England Molders division (“NEM”). In January 2006, the Company formed a new division called Micron Integrated Technologies (“MIT”) which provides end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging. In December 2006, the Company acquired the operating assets of Leominster Tool Co. Inc. adding the capability to manufacture tooling required for plastic injection molding.

Results of Operations

Results of Operations

Revenue for the three months ended March 31, 2007 was $5,009,276 versus $4,269,047 for the three months ended March 31, 2006, an increase of 17%. Micron’s medical sensors and snaps with silver surcharge decreased by $510,000 while high volume precision molded products and other miscellaneous sales increased by $90,000. More than half of the decrease in sensors and snaps sales was due to a precipitous drop in European sensor sales, primarily due to excessive customer inventory levels. The remaining decrease was due to the shift of a customer’s orders normally filled by Micron to a competitor due to pricing differences. Revenue from NEM’s custom molded products increased $532,000, and MIT’s products increased $419,000 to offset the decrease in sensors for the three months of 2007. The new Leominster Tool division contributed $209,000 to the increase in revenue for the quarter. There were no sales of the Company’s SAECG products in the first quarter of 2007 or 2006.

Revenue from domestic and foreign sales for the first three months is as follows:

	Three Months Ending March 31,
	2007	%	2006	%
United States	$2,766,622	55	$1,703,013	40
Canada	1,302,770	26	1,366,306	32
Europe	737,683	15	1,064,481	25
Pacific Rim	93,800	2	57,585	1
Other	108,401	2	77,662	2
Total	$5,009,276	100	$4,269,047	100

     The significant increase in domestic sales was a result of the MIT division’s sales and increases in the NEM division’s domestic sales. Canadian and European sales decreases are the result of reduction in volume due to higher inventory at our customers and loss in volume of one product in Micron’s electrophysiological sensor and snap product line and decreases in silver surcharge collected.

Cost of sales was 79% of revenue for the three months ended March 31, 2007 compared to 68% of revenue for the same period in 2006. A change in product mix and decrease in volume in the sensor business had an impact in the first quarter. Volume increases in NEM and MIT divisions were of a lower gross profit percentage product than typical for the Micron sensors. Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise. The inability to increase our prices in the competitive global marketplace hinders passing material cost increases to our customers excluding the escalating cost of silver. The Leominster Tool division has not yet been fully integrated to take advantage of some of the expected synergistic benefits. Management continues to investigate strategies to stabilize the overall gross margin without sacrificing product quality.

Selling and marketing expense was $183,673 for the three months ended March 31, 2007 as compared to $142,455 for the same period in 2006. The selling and marketing expense was 3.7% of sales in the three months ended March 31, 2007 as compared to 3.3% of sales for the same period in 2006. The Company expects selling expense as a percentage of sales to remain relatively constant over the remainder of 2007.

General and administrative expense was $505,294 for the three months ended March 31, 2007 as compared to $385,976 for the same period in 2006. The increase was related to salary increases, additional administrative personnel, and technology upgrades in preparation for Section 404 of the Sarbanes-Oxley Act of 2002 compliance. The cost associated with the internal control documentation will begin in the second quarter of 2007, as the Company implements a new enterprise solution to improve data collection and reporting in all aspects of the business.

Research and development expense was $13,852 for the three months ended March 31, 2007 as compared to $17,456 for the same period in 2006. The expense was related to ART’s product, Predictor®7. Although base development work on Predictor 7 has been completed, product testing costs were expended to support a research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other expense, net was $10,330 versus $14,887 for the three months ended March 31, 2007 and 2006, respectively. A portion of this expense was related to the replacement of older factory equipment with new equipment.

Income taxes as a percent of income before income taxes were 33% and 35% for the three months ended March 31, 2007 and 2006, respectively. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,748,951 at March 31, 2007 compared to $6,501,191 at December 31, 2006, an increase of $247,760. The higher accounts receivable reflects the increase in revenues. This increase was partially offset by an increase in accounts payable. Capital investment could decrease working capital further with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $360,392 for the first three months of 2007 as compared to $343,391 for the same period in 2006. The majority of the capital expenditures in the first three months of 2007 and 2006 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.

The Company has an unsecured $1,000,000 credit line with a large multinational bank. No funds have been drawn down on the line as of March 31, 2007 or December 31, 2006.

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

The Company maintains a reserve for excess, slow moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. A review of inventory on hand is made at least annually and a provision for excess, slow moving, and obsolete inventory is recorded, if necessary. The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

Deferred Tax Assets

The Company assesses its deferred tax assets based upon a more likely than not to be realized criteria. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Asset Impairment - Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis. The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142. The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products acquired. To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. Impairment may have a material adverse effect on the Company’s financial condition or results of operations. There was no impairment as of March 31, 2007.

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

Item 3A(T). Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

3.0	Articles of Incorporation(a)
3.1	By-laws(b)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.(c)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
99.1	Press Release dated May 15, 2007 announcing its financial results for the 1st quarter ended March 31, 2007 on page X-5.
      * Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:	/s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer (Principal Executive Officer)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:	/s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 16, 2007