Form 10QSB
period 2007-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2007-08-14
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007 or

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

As of August 1, 2007 there were 2,711,680 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes    No   X

Top of Form

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

FORM 10-QSB

June 30, 2007

Exhibit	10.45	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007	X-1
Exhibit	31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit	31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4
Exhibit	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-5
Exhibit	99.01	Press Release dated August 14, 2007 announcing its financial results for the quarter ended June 30, 2007	X-6

i

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$1,679,312	$2,065,645
Trade and other accounts receivable, net of allowance for doubtful accounts of $39,830 and $29,830	3,566,272	2,857,937
Inventories, net	2,896,760	2,868,292
Deferred income taxes, net	57,000	57,000
Deposits, prepaid expenses and other current assets	720,459	476,153
Total current assets	8,919,803	8,325,027

Property and equipment, net of accumulated depreciation of $7,290,841 and $6,849,805	6,618,467	6,045,736
Goodwill	1,564,966	1,564,966
Other intangible assets, net	267,269	310,802
Deferred income taxes, net	70,000	70,000
Other assets	45,411	87,349
Total assets	$17,485,916	$16,403,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,741,674	$1,347,464
Accrued expenses	346,267	414,739
Current portion of acquisition note payable	61,633	61,633
Total current liabilities	2,149,574	1,823,836

Long term liabilities:
Long term payables	20,419	25,836
Acquisition note payable, net of current portion	103,900	134,083
Total long term liabilities	124,319	159,919

Total liabilities	2,273,893	1,983,755

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	10,116,707	10,021,417
Common stock held in treasury, 1,214,811, and 1,220,811 shares at cost	(3,326,579)	(3,343,007)
Retained earnings	8,382,630	7,702,450
Total shareholders’ equity	15,212,023	14,420,125
Total liabilities and shareholders’ equity	$17,485,916	$16,403,880

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$5,400,218	$4,656,360	$10,409,494	$8,925,407
Cost of sales	4,131,193	3,109,552	8,077,540	6,012,819
Gross profit	1,269,025	1,546,808	2,331,954	2,912,588

Selling and marketing	177,791	151,364	361,464	293,819
General and administrative	550,617	457,747	1,055,911	843,723
Research and development	16,525	20,481	30,377	37,937
Total expense	744,933	629,592	1,447,752	1,175,479

Income from operations	524,092	917,216	884,202	1,737,109
Other income, (expense) net	308	17,253	(10,022)	2,366
Income before income taxes	524,400	934,469	874,180	1,739,475
Income tax provision	78,000	357,000	194,000	641,000
Net income	$446,400	$577,469	$680,180	$1,098,475

Net income per share – basic	$0.16	$0.22	$0.25	$0.41

Net income per share – diluted	$0.16	$0.21	$0.24	$0.41

Cash dividends declared per share	$0.00	$0.06	$0.00	$0.06

Weighted average common shares Outstanding – basic	2,711,680	2,666,392	2,709,105	2,666,293
Weighted average common shares Outstanding – diluted	2,777,384	2,701,620	2,793,267	2,699,101

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$680,180	$1,098,475

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	539,060	413,801
Deferred income taxes	-	37,000
Share based compensation	19,009	3,759
Changes in operating assets and liabilities:
Trade and other accounts receivable	(708,335)	(623,490)
Inventories	(28,468)	(252,853)
Deposits, prepaid expenses and other assets	(205,343)	(1,321)
Accounts payable and accrued expenses	320,321	647,355
Net cash provided by operating activities	616,424	1,322,726

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,065,283)	(527,193)
Net cash used in investing activities	(1,065,283)	(527,193)

Cash flows from financing activities:
Payments on acquisition note payable	(30,183)	-
Cash dividend paid	-	(160,111)
Tax benefit from exercise of stock options	33,549	1,119
Proceeds from the exercise of stock options	59,160	19,720
Net cash provided by (used in) financing activities	62,526	(139,272)

Net (decrease) increase in cash and cash equivalents	(386,333)	656,261

Cash and cash equivalents at beginning of period	2,065,645	1,931,823

Cash and cash equivalents at end of period	$1,679,312	$2,588,084

Supplemental Information:
At June 30, 2007 the Company has $1,118 of dividends payable.

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2007	December 31, 2006
Raw materials	$1,373,464	$1,171,803
Work-in-process	444,468	525,515
Finished goods	1,078,828	1,170,974
Total	$2,896,760	$2,868,292

3. Share-Based Compensation:

The Company accounts for share based compensation under Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which accounts for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Six Months Ended June 30,
	2007	2006
Dividend Yield	0.44%	N/A
Expected Volatility	43%	N/A
Risk Free Interest Rate	5.5%	N/A
Expected Option Terms (in years)	6	N/A

The Company recognized share-based compensation expense of $19,009 and $3,759 in general and administrative expense for the six months ended June 30, 2007 and 2006, respectively.  Two grants of 10,000 options each were made during the six months ended June 30, 2007 compared with no grants for the same period in 2006.

Share-based Incentive Plan

At June 30, 2007, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant. The maximum number of shares reserved for issuance is 400,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At June 30, 2007, there were 220,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $10.45 at June 30, 2007.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2007:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$4.85	25,000	2.09	15,000
9.86	72,000	4.47	72,000
12.42	10,000	5.10	-
14.10	10,000	5.93	-
23.10	10,000	5.68	-

The aggregated intrinsic value of options outstanding and vested at June 30, 2007 was $319,250 and $249,150, respectively.

The following table summarizes the status of Company’s non-vested options since December 31, 2006:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2006	20,000	$ 3.67
Granted	20,000	8.67
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2007	40,000	$ 6.17

At June 30, 2007, there was $207,823 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 4.26 years.  The total fair value of options granted during the period ended June 30, 2007 is $173,400.

4. Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements.  As a result of the implementation of FIN 48, the Company recognizes taxes at statutory rates minus tax credits and net operating loss carry forwards as disclosed on the Company’s Form 10-KSB for the year ended December 31, 2006.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2000 to 2006 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any tax risk.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2007.

5. Recent Accounting Pronouncements:

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of patients who may be at risk for potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors.  These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications.  The Company has previously acquired and integrated into Micron’s facility a custom plastic injection molding company now called the New England Molders division (“NEM”).  In January 2006, the Company formed a new division called Micron Integrated Technologies (“MIT”) which provides end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.  In December 2006, the Company acquired the operating assets of Leominster Tool Co. Inc. Micron’s Leominster Tool division provides high end mold design, manufacturing and precision machining to various industries.

Results of Operations

Revenue for the six months ended June 30, 2007 was $10,409,494 versus $8,925,407 for the six months ended June 30, 2006, an increase of 17%.  Micron’s medical sensors and snaps with silver surcharge decreased by $1,018,000 while high volume precision molded products and other miscellaneous sales increased by $205,000.  More than half of the decrease in sensors and snaps sales was due to a drop in European sensor sales.  The remaining decrease was due to the shift of a customer’s orders normally filled by Micron to a competitor due to pricing differences.  Revenue from NEM’s custom molded products increased $313,000, and revenue from MIT’s products increased $1,637,000 to offset the decrease in sensors for the six months of 2007.  The new Leominster Tool division contributed $347,000 to the increase in revenues not including production for MIT of the recently announced orthopedic implant production which commenced in June 2007.  There were no sales of the Company’s SAECG products in the first six months of 2007 or 2006.

Revenue from domestic and foreign sales for the first six months is as follows:

	Six Months Ending June 30,
	2007	%	2006	%
United States	$5,705,028	55	$3,556,481	40
Canada	2,911,075	28	3,219,413	36
Europe	1,378,043	13	1,821,645	20
Pacific Rim	205,250	2	158,126	2
Other	210,098	2	169,742	2
Total	$10,409,494	100	$8,925,407	100

The significant increase in domestic sales was a result of the MIT division’s sales and increases in the NEM division’s domestic sales.  Canadian and European sales decreases are the result of reduction in volume due to higher inventory at our customers and loss in volume of one product in Micron’s electrophysiological sensor and snap product line and corresponding decreases in silver surcharge collected.

Cost of sales was 78% of revenue for the six months ended June 30, 2007 compared to 67% of revenue for the same period in 2006.  A change in product mix and decrease in volume in the sensor business had an impact in the second quarter.  Volume increases in NEM and MIT divisions were of a product with lower gross profit percentage compared to the historical gross profit percentage realized on Micron sensors.  Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, natural gas and resin costs continue to rise.  The inability to increase our sensor prices in the competitive global marketplace hinders passing material cost increases to our customers excluding the escalating cost of silver.  The Leominster Tool division has not yet been fully integrated to take advantage of some of the expected synergistic benefits.  Management continues to investigate strategies to both stabilize and improve the overall gross margin without sacrificing product quality and to expand higher margin product lines.

Selling and marketingexpense was $361,464 for the six months ended June 30, 2007 as compared to $293,819 for the same period in 2006.  The selling and marketing expense was 3% of sales in the six months ended June 30, 2007 and the same period in 2006.  The Company expects selling expense to increase as a percentage of sales as business development efforts are expanded during the remainder of 2007.  This cost as a percentage of sales is expected to stabilize and begin to decrease as revenues from such increased development efforts begin to be realized in 2008.

General and administrative expense was $1,055,911 for the six months ended June 30, 2007 as compared to $843,723 for the same period in 2006.  The increase was related to salary increases, additional administrative personnel, and technology upgrades in preparation for Section 404 of the Sarbanes-Oxley Act of 2002 compliance.  The cost associated with the internal control documentation began during the second quarter of 2007, as the Company implements a new enterprise resource planning solution to improve data collection and reporting in all aspects of the business.

Research and development expense was $30,377 for the six months ended June 30, 2007 as compared to $37,937 for the same period in 2006.  The expense was related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, product testing costs were expended to support a research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other expense, net was $10,022 versus income of $2,366 for the six months ended June 30, 2007 and 2006, respectively.  Interest income in the period ended June 30, 2007 was offset by interest expense of $7,559 associated with the acquisition note and a loss on retired assets.  The income in the same period in 2006 was the result of interest income on cash balances.

Income taxes as a percent of income before income taxes were 22% and 37% for the six months ended June 30, 2007 and 2006, respectively, as a result of an increase in tax credits earned.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,770,229 at June 30, 2007 compared to $6,501,191 at December 31, 2006, an increase of $269,038.  The increase reflects higher accounts receivable directly attributable to an increase in revenues.  This increase was partially offset by an increase in accounts payable.  Capital investment could decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $1,065,283 for the first six months of 2007 as compared to $527,193 for the same period in 2006. The largest portion of the capital expenditures in the first six months of 2007 and 2006 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.  Included in the capital expenditures for 2007 is the acquisition of an adjacent property to the Company’s Fitchburg complex and an enterprise resource planning solution.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of June 30, 2007 or December 31, 2006.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable in the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in the section above entitled “Forward-looking Statements.”  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.

The financing of customer purchased tooling utilizes the direct financing method of revenue recognition.  This requires the gain on the sale of the tooling to be recorded at the time the tool is put into service while the expected payments are reflected as a lease receivable.

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which may adversely affect the ultimate collectibility of the related receivable, management will record an allowance for the bad debt.  Bad debts have not had a significant impact on the Company’s financial condition, results of operations or cash flows.

Stock-Based Compensation

The Company accounts for share based compensation under SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award.  This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period.  The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested.  The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  Impairment may have a material adverse effect on the Company’s financial condition or results of operations.  There was no impairment as of June 30, 2007.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 11, 2007, the Company held its Annual Meeting of Stockholders. The following is a tabulation of the voting on the proposals presented at the Annual Meeting.

Proposal 1: The following nominee was elected as a Class III director, to serve for three years and until his successor has been duly elected and qualified.

	Share Voted For	Shares Withheld
Dr. Paul F. Walter	2,488,754	92,193

The terms of office of James E. Rouse and Jason Chambers (Class I directors) and E.P. Marinos and Julius Tabin  (Class II directors) continued after the Annual Meeting.

Proposal 2:  The amendment of the Arrhythmia Research Technology, Inc. 2001 Stock Option Plan to increase the number of shares of common stock available by 200,000 shares.

Share Voted For	Shares Withheld	Shares Abstaining
938,202	60,333	1,742

Proposal 3: The appointment of Carlin, Charron & Rosen LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified.

Share Voted For	Shares Withheld	Shares Abstaining
2,532,183	48,247	517

Item 5.  Other Information.

On August 14, 2007, the Company announced the results of operations for the quarter ended June 30, 2007.  A copy of the press release is appended hereto as exhibit 99.01.

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation(a)
3.1	By-laws(b)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
10.45*	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007.
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-3.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-5.
99.01	Press Release dated August 14, 2007 announcing its financial results for the quarter ended June 30, 2007 on page X-6.

* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

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
August 14, 2007