Form 10QSB
period 2007-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2007-11-14
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-QSB

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007 or

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

As of November 1, 2007 there were 2,711,680 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format    Yes    No   X

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-QSB

September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 5.  Other Information.
Item 6.  Exhibits
SIGNATURES

Exhibit	31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-1

Exhibit	31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2

Exhibit	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3

Exhibit	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4

Exhibit	99.01	Press Release dated November 12, 2007 announcing its financial results for the quarter ended September 30, 2007	X-5

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$2,194,603	$2,065,645
Trade and other accounts receivable, net of allowance for doubtful accounts of $49,830 and $29,830	2,737,518	2,857,937
Inventories, net	3,558,815	2,868,292
Deferred income taxes, net	57,000	57,000
Deposits, prepaid expenses and other current assets	684,523	476,153
Total current assets	9,232,459	8,325,027

Property and equipment, net of accumulated depreciation of $7,565,084 and $6,849,805	7,078,504	6,045,736
Goodwill	1,564,966	1,564,966
Other intangible assets, net	244,735	310,802
Deferred income taxes, net	70,000	70,000
Other assets	32,466	87,349
Total assets	$18,223,130	$16,403,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,729,799	$1,347,464
Accrued expenses	304,312	414,739
Current portion of acquisition note payable	61,633	61,633
Short term loan payable	382,959	-
Total current liabilities	2,478,703	1,823,836

Long term liabilities:
Long term payables	10,210	25,836
Acquisition note payable, net of current portion	88,336	134,083
Total long term liabilities	98,546	159,919

Total liabilities	2,577,249	1,983,755

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued	39,265	39,265
Additional paid-in-capital	10,130,023	10,021,417
Common stock held in treasury, 1,214,811, and 1,220,811 shares at cost	(3,326,579)	(3,343,007)
Retained earnings	8,803,172	7,702,450
Total shareholders’ equity	15,645,881	14,420,125
Total liabilities and shareholders’ equity	$18,223,130	$16,403,880

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$4,457,688	$4,412,628	$14,867,182	$13,338,035
Cost of sales	3,203,293	3,143,268	11,280,833	9,156,087
Gross profit	1,254,395	1,269,360	3,586,349	4,181,948

Selling and marketing	209,459	130,706	570,923	424,525
General and administrative	574,865	444,606	1,630,776	1,288,329
Research and development	14,594	12,207	44,971	50,144
Total expense	798,918	587,519	2,246,670	1,762,998

Income from operations	455,477	681,841	1,339,679	2,418,950

Other income (expense), net	(1,935)	12,134	(11,957)	14,500

Income before income taxes	453,542	693,975	1,327,722	2,433,450

Income tax provision	33,000	184,000	227,000	825,000

Net income	$420,542	$509,975	$1,100,722	$1,608,450

Net income per share – basic	$0.16	$0.19	$0.41	$0.60

Net income per share – diluted	$0.15	$0.19	$0.40	$0.59

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.06

Weighted average common shares Outstanding – basic	2,711,680	2,668,194	2,709,973	2,666,934
Weighted average common shares Outstanding – diluted	2,765,103	2,714,822	2,785,411	2,703,588

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,100,722	$1,608,450

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	837,163	627,787
Deferred income taxes	-	55,500
Share based compensation	32,325	6,807
Changes in operating assets and liabilities:
Trade and other accounts receivable	120,419	(1,122,091)
Inventories	(690,523)	(958,368)
Deposits, prepaid expenses and other assets	(157,182)	(97,504)
Accounts payable and accrued expenses	256,282	1,562,142
Net cash provided by operating activities	1,499,206	1,682,723

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,417,210)	(906,964)
Net cash used in investing activities	(1,417,210)	(906,964)

Cash flows from financing activities:
Payments on acquisition note payable	(45,747)	-
Cash dividend paid	-	(160,111)
Tax benefit from exercise of stock options	33,549	1,119
Proceeds from the exercise of stock options	59,160	19,720
Net cash provided by (used in) financing activities	46,962	(139,272)
Net increase in cash and cash equivalents	128,958	636,487

Cash and cash equivalents at beginning of period	2,065,645	1,931,823

Cash and cash equivalents at end of period	$2,194,603	$2,568,310

Supplemental Information:
At September 30, 2007 the Company has $1,118 of dividends payable. A bank note for $382,959 provided a deposit for capital equipment in the current period.

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2007	December 31, 2006
Raw materials	$1,404,756	$1,171,803
Work-in-process	517,096	525,515
Finished goods	1,636,963	1,170,974
Total	$3,558,815	$2,868,292

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Nine Months Ended September 30,
	2007	2006
Dividend Yield	0.44%	1.2%
Expected Volatility	43%	42%
Risk Free Interest Rate	5.5%	4.9%
Expected Option Terms (in years)	6	6

The Company recognized share-based compensation expense of $32,325 and $6,807 in general and administrative expense for the nine months ended September 30, 2007 and 2006, respectively.  Two grants of 10,000 options each were made during the nine months ended September 30, 2007 compared with one grant of 10,000 for the same period in 2006.  The fair value at grant was $176,500 and $53,800 during the nine months ended September 30, 2007 and the same period in 2006, respectively.

Share-based Incentive Plan

At September 30, 2007, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant. The maximum number of shares reserved for issuance is 400,000 shares. The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At September 30, 2007, there were 220,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $10.45 at September 30, 2007.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2007:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$4.85	25,000	1.83	20,000
9.86	72,000	4.22	72,000
12.42	10,000	4.85	2,000
14.10	10,000	5.68	-
23.10	10,000	5.43	-

The aggregated intrinsic value of options outstanding and vested at September 30, 2007 was $206,730 and $177,480, respectively.  The intrinsic value of options exercised during the period ended September 30, 2007 and 2006 was $158,000 and $2,500, respectively.  The Company expects 30,000 of the 33,000 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2006:
	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2006	20,000	$ 3.67
Granted	20,000	8.83
Vested	(7,000)	2.01
Forfeited	-	-
Non-vested at September 30, 2007	33,000	$ 7.15

At September 30, 2007, there was $197,607 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 5.34 years.

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

The Company has filed amended returns for 2003 and 2004 in order to take advantage of tax credits in those respective periods.  The refunds due for those periods offset the Company’s tax provision in the current period.  An IRS audit was completed during the period and, the IRS issued a no change letter.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2001 to 2006 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2007.

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

Results of Operations

Revenue for the nine months ended September 30, 2007 was $14,867,182 versus $13,338,035 for the nine months ended September 30, 2006, an increase of 11%.  Micron’s medical sensors and snaps with silver surcharge decreased by $1,642,000 while high volume precision molded products and other miscellaneous sales increased by $324,000.  More than half of the decrease in sensors and snaps sales was due to a drop in European sensor sales.  The remaining decrease was due to the shift of a customer’s orders normally filled by Micron to a competitor due to pricing differences.  Revenue from NEM’s custom molded products decreased $233,000 as a result of one customer shifting component production to an offshore facility.  MIT’s products increased in revenue by $2,523,000 offsetting the decrease in sensors and custom molding for the nine months of 2007.  The new Leominster Tool division contributed $557,000 to the increase in revenues.  Additionally, the division produced orthopedic implants and tools for customers of the other divisions.  There were no sales of the Company’s SAECG products in the first nine months of 2007 or 2006.

Revenue from domestic and foreign sales for the first nine months is as follows:

	Nine Months Ending September 30,
	2007	%	2006	%
United States	$8,358,543	56	$5,698,864	43
Canada	4,041,121	27	4,550,951	34
Europe	1,884,500	13	2,617,891	19
Pacific Rim	278,189	2	245,364	2
Other	304,829	2	224,965	2
Total	$14,867,182	100	$13,338,035	100

The significant increase in domestic sales was a result of the MIT division’s sales.  Canadian and European sales decreases are the result of a reduction in volume of two products in Micron’s electrophysiological sensor and snap product lines and corresponding reduction in silver surcharge collected.

Cost of sales was 76% of revenue for the nine months ended September 30, 2007 compared to 69% of revenue for the same period in 2006.  A change in product mix and decrease in volume in the sensor business had an impact in the period.  Volume shifts in the NEM and MIT divisions were comprised of products with a lower gross profit percentage compared to the historical gross profit percentage realized on Micron sensors.  Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement which is due to end in December, other manufacturing costs continue to rise.  The inability to increase our sensor prices in the competitive global marketplace hinders passing material cost increases to our customers excluding the escalating cost of silver.  The Leominster Tool division has not yet been fully integrated to take advantage of some of the expected synergistic benefits.  Management continues to investigate strategies to both stabilize and improve the overall gross margin without sacrificing product quality and to expand higher margin product lines.

Selling and marketing expense was $570,923 for the nine months ended September 30, 2007 as compared to $424,525 for the same period in 2006.  The selling and marketing expense was 4% of sales in the nine months ended September 30, 2007 and 3% for the same period in 2006.  Selling expenses increased as a percentage of sales due to expanded business development efforts.  These efforts included increased personnel, travel expenses, and trade show attendance.  This cost as a percentage of sales is expected to stabilize and begin to decrease as revenues from such increased development efforts begin to be realized in 2008.

General and administrative expense was $1,630,776 for the nine months ended September 30, 2007 as compared to $1,288,329 for the same period in 2006.  The general and administrative expense was 11% of sales in the nine months ended September 30, 2007 and 10% for the same period in 2006.  The increase was related to salary increases, additional administrative personnel, and technology upgrades in preparation for Section 404 of the Sarbanes-Oxley Act of 2002 compliance.  The cost associated with the internal control documentation began during the second quarter of 2007, as the Company implements a new enterprise resource planning solution to improve data collection and reporting in all aspects of the business.  The fourth quarter of 2007 will include increased costs associated with Section 404 compliance efforts.

Research and development expense was $44,971 for the nine months ended September 30, 2007 as compared to $50,144 for the same period in 2006.  The expense was related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, product testing costs were expended to support a research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.

Other expense, net was $11,957 versus an income of $14,500 for the nine months ended September 30, 2007 and 2006, respectively.  Interest income in the period ended September 30, 2007 was offset by interest expense of $19,832 associated with the acquisition note and a loss on retired assets.  The income in the same period in 2006 was the result of interest income on cash balances.

Income taxes as a percent of income before income taxes were 17% and 34% for the nine months ended September 30, 2007 and 2006, respectively, as a result of the realization of tax credits earned and associated tax refunds related to prior periods, which amounted to $92,000.  A portion of the $92,000 credit from a prior period amended return was received in October 2007.  Management expects to receive the remaining balance in the near future.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,753,756 at September 30, 2007 compared to $6,501,191 at December 31, 2006, an increase of $252,565.  The increase reflects the increase in revenues and the net of the increased inventory and accounts payable.  Increases in working capital were partially offset by the net of capital investment and a new equipment loan.  Working capital could decrease with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, participation in a medical study, or further software development.

Net capital expenditures were $1,800,169 for the first nine months of 2007 as compared to $906,964 for the same period in 2006. The largest portion of the capital expenditures in the first nine months of 2007 and 2006 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.  The Company has committed to an additional $500,000 in manufacturing equipment associated with the creation of a medical machining capability within its existing location to meet demands for new products.  Included in the capital expenditures for 2007 are the acquisition of an adjacent property to the Company’s Fitchburg complex, and an enterprise resource planning software solution purchased and implemented to improve internal controls and reporting.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of September 30, 2007 or December 31, 2006.  In September 2007, the Company entered into a one year loan for $813,000 at the fixed rate of 6.75% per annum for metal machining equipment from a local savings bank.  This loan was drawn down by $383,000 as a deposit on equipment with an expected delivery in November 2007.

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

Stock-Based Compensation

The Company accounts for share based compensation under SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award.  This share-based compensation expense must be included in the Company’s statement of income over the requisite service period.  The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested.  The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of income.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2000 to 2006 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk, nor does it have any accrued interest or penalties associated with any unrecognized tax benefits.

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis, typically during the first quarter.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  Impairment may have a material adverse effect on the Company’s financial condition or results of operations.  There was no impairment as of September 30, 2007.

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

PART II - OTHER INFORMATION

Item 5.  Other Information.

On November 12, 2007, the Company announced the results of operations for the quarter ended September 30, 2007.  A copy of the press release is appended hereto as exhibit 99.01.

Item 6.  Exhibits

(a)	Exhibits

	3.0	Articles of Incorporation(a)
	3.1	By-laws(b)
	10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
	10.44*	agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
	10.45*	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007. (e)
	31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
	31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
	32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
	32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
	99.01	Press Release dated November 12, 2007 announcing its financial results for the quarter ended September 30, 2007 on page X-5.

        * Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.
(e)	Incorporated by reference from the Company’s Form 10-QSB for period ended June 30, 2007 as filed with the Commission in August of 2007.

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
November 14, 2007