Form 10-K
period 2007-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2008-04-01
CIK 819689

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

[x]           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

[  ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

001-9731
(Commission file number)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	72-0925679 (IRS Employer Identification Number)
25 Sawyer Passway, Fitchburg, MA (Address of principal executive offices)	01420 (Zip Code)
(978) 345-5000
(Registrant's telephone number)

 Securities Registered pursuant to Section 12 (b) of the Act:

Common Stock, $.01 par value (Title of Each Class)	American Stock Exchange (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act.   Yes      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes     No X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [  ]    Accelerated filer [   ]    Non-Accelerated filer [   ]    Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $29,258,857.

On March 21, 2008 there were 2,711,680 shares of the issuer's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS.
OVERVIEW

Arrhythmia Research Technology, Inc., a Delaware corporation ("ART"), is engaged in the development of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  ART’s patented products consist of signal-averaging electrocardiographic (SAECG) software whose proprietary Windows based version is named the Predictor® series.  Rather than having a direct sales force, our current intent is to market ART’s product through licensing with original equipment manufacturers.  No sales of the software have been recorded in 2007 or 2006.

Our SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”.  At the completion of this study and assuming favorable study results, we intend to establish contracts with original equipment manufacturers for this product.

Sudden cardiac death afflicts over 400,000 individuals in the United States each year.  Sudden death is due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat), which severely affect the capability of the heart’s pumping chambers or ventricles.  Electric signals that emanate from the heart are used to detect the presence of Late Potentials, which may indicate a risk of life-threatening ventricular arrhythmias.  The SAECG processes enable Late Potentials to be amplified and enhanced, while eliminating undesired electrical noise in these tests.

ART’s wholly owned subsidiary, Micron Products, Inc., a Massachusetts corporation (“Micron”), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors ("sensors") used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments.  Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes.  The sensors are a critical component of the signal pathway in many different types of disposable electrodes.  For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of Late Potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.  Micron also manufactures and sells or leases assembly machines to its sensor and snap customers.

Figure 1: Schematic of Integrated ECG Electrode.

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

In 2004, Micron completed the purchase of substantially all of the operating assets of privately held Shrewsbury Molders Inc. formerly known as New England Molders, Inc. of Shrewsbury, Massachusetts forming the New England Molders ("NEM") division of Micron.  This division is a custom thermoplastic injection molder that produces a wide variety of consumable medical products, medical device and equipment components, and other products for the consumer, electronic, aerospace, and defense industries.  The NEM division is located at the Company’s Fitchburg complex in a renovated 100 year old brick mill building.  The location provides operational synergies between Micron and NEM in manufacturing and administration.  In early 2007, a class 100,000 level clean room was constructed for precision injection molding to meet NEM’s new customer requirement.  This manufacturing space was fully operational in February 2007.

The Leominster Tool Division (“LTD”), formed following the December 2006 purchase of substantially all of the operating assets of privately held Leominster Tool Company, Inc. vertically integrates the design, manufacture, and repair of production injection molding tooling used by Micron, NEM, and MIT.  The division enjoys a loyal customer base in die casting, plastic blow molding as well as thermoplastic injection molding.  Micron and its divisions benefit from an in-house source for injection molding tooling as well as new capabilities in the production of metal components.  By late 2008, LTD will be physically integrated into the Fitchburg complex.

Micron Integrated Technologies (“MIT”), a division of Micron, formed in January 2006, specializes in the production of metal and plastic components and assemblies for the medical and defense industries.  Leveraging the high quality manufacturing of the NEM division’s plastic production capacity and LTD’s production capabilities with a comprehensive portfolio of value-added manufacturing, design and engineering services, the division provides complete product life cycle management: from concept to product development, prototyping, volume production, and assembly.  The success of the division which is located in the Mill building in the Fitchburg complex is dependent on a comprehensive network of small highly specialized manufacturing partners to produce a wide variety of component parts for the manufacture of the division’s products.

PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):

	Year Ended December 31,
	2007	%	2006	%
Sensors	$9,510,871	49	$10,840,418	56
Other molded products	3,161,497	16	6,866,517	35
Snaps and snap machines	130,385	1	496,092	3
Other products	6,685,009	34	1,115,079	6
Total	$19,487,762	100	$19,318,106	100

Sensors

Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation.  The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver / silver chloride surface, which is a highly sensitive conductor of electrical signals.  Silver / silver chloride-plated disposable electrodes are utilized in coronary care units, telemetry units, and for other monitoring purposes.  In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensor are used in connection with stress tests, Holter monitoring and event recorders.

Micron also manufactures sensors and conductive plastic studs used in the manufacture of radio translucent electrodes.  The radio translucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the recording instrument without the use of a metal snap.  The radio translucent electrodes are virtually invisible to X-rays and are preferred in some medical environments such as nuclear medicine, cardiac catheterization laboratory and certain stress procedures.  Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners, used in the radio translucent application.

Other custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets.  Recent growth in the volume of highly engineered EEG sensors reflects the increasing demand for noninvasive measuring of neurological impulses.  Micron’s strength in design and low cost manufacturing support enables our customers to grow into unique niche medical applications and electrophysiological monitoring with custom designed sensors.

Other Molded Products

Micron also sells high volume precision custom molded component parts.  The Company’s sales in these high volume molded products diversify our existing product lines while utilizing previously unused manufacturing capacity.  To defray the customer’s upfront tooling costs and remain competitive with global competition, some high volume customers require the financing of a customer specific tool over several years.  The cost of the tool is guaranteed by the customer and repaid over time as the molded product is shipped.

The inclusion of the NEM division into the Micron molding facility in 2004 increased production flexibility, and dramatically expanded the size and shape of products.  From consumable medical products to medical equipment components, this division has decreased our dependence on sensor production for manufacturing growth.  In order to leverage the NEM division’s thermoplastic injection molding capabilities, the MIT division produces assemblies using plastic molded components produced by NEM and assembled with outsourced and internally produced metal components.

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

Other Products

Subassembly and metal component manufacturing

The MIT division’s product life cycle management program is focused on the integration of plastic and metal components into subassemblies.  The value added service of in house product capabilities combined with a network of subcontracted specialty coatings, metallurgical treatments, and unique production abilities has diversified this product line to include defense industry consumables and equipment, and subassemblies for medical device components.

Injection Molding Tooling

The design, manufacture, and rehabilitation of injection molding tools for our customers are part of the service package provided by the NEM division.  The design and manufacture of tooling is a leading indicator of future product revenue.  Engineering and mold designers work with our customers’ product development engineers to design and produce unique tooling for their products.  Micron’s expertise in cost effective manufacturing creates a sustainable partnership with our customers as prototyped parts move to full scale production.

The LTD’s primary product is thermoplastic injection molding tooling.  The division provides cost savings to Micron by vertically integrating mold making and repair into the structure of Micron’s sensor and custom injection molding businesses, and providing in-house services for the NEM and MIT divisions.  The division continues to generate revenues from other customers for similar industrial applications, metal die casting molds, investment casting wax molds, and thermoplastic injection/extrusion blow molds.

Custom Manufactured Metal Medical Devices

During 2007, a medical machining cell was built for the custom computer aided design and computer controlled metal machining of patient specific orthopedic medical device components.  The new manufacturing space includes a machine programming office with the latest technology in computer programming for 5-axis machining with CNC vertical milling machines and a state of the art 5-axis machining center.  These products involve complex machining of wrought and cast cobalt-chromium-molybdenum alloy into unique customized products.  No two components are identical and require precision manufacturing verified by complex automated computer controlled coordinate measuring equipment that measure up to 25 points per square inch.  The new space can accommodate a 50% increase in manufacturing capacity before any physical constraints are realized to this climate controlled room.

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

The SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”.  The primary objectives of this study are:  1. To evaluate the predictive value of a multivariate model consisting of pre-specified clinical and ECG parameters for predicting arrhythmic events in Multicenter Automatic Defibrillator Implantation Trial II (“MADIT II”) type post-infarction patients;  2.  To develop a multivariate risk-stratification model, based on a broader spectrum of pre-specified clinical covariates and ECG parameters, and from it a risk-scoring algorithm identifying high-risk and low-risk patient groups; this algorithm will be validated by a cross-validation study.  Such an algorithm will enable an ordering of patients who may benefit most, and benefit least, from implantable cardiac defibrillator (“ICD”) therapy.  At the completion of this study, estimated in 2010, and assuming favorable study results, we intend to establish contracts with original equipment manufacturers for this product.

GENERAL
Customers and Sales

During the year ended December 31, 2007, each of two major customers accounted for over 10% of the Company’s sales and a loss of this base would have a material adverse effect on results.  The two largest customers accounted for 27% and 25% of sales in 2007 as compared to 29% and 20% of sales for the year ended December 31, 2006.

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

	Revenues for the Years Ended December 31,
	2007	%	2006	%
United States	$10,824,992	55	$9,344,815	48
Canada	5,426,042	28	5,816,071	30
Europe	2,496,012	13	3,415,235	18
Pacific Rim	335,592	2	374,190	2
Other	405,124	2	367,795	2
Total	$19,487,762	100	$19,318,106	100

While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable markets.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of our products are transferred to our customers when shipped, and payment is required in U.S. Dollars.

To offset the risk from fluctuations in the market price of silver, sensor customers are usually subject to a silver surcharge or discount based on the market price of silver at the time of shipment.  The silver surcharge has become a greater component of our product pricing as the price of silver has increased by 65% since the beginning of 2006.  The Company is sensitive to the impact of recent increases in silver cost, and continues to explore options with our customers to help mitigate the resulting increases in surcharges.

Marketing and Competition

Micron sells its sensors to manufacturers of disposable snap type and radio translucent ECG electrodes.  The Company has one major domestic competitor and several minor competitors worldwide for sensors, and believes that its sales of sensors exceed those of its competition in the aggregate.  The sensor and snap market is extremely price sensitive.  In an effort to ensure higher volume without a firm long term purchase order, Micron offered a rebate program to customers.  The rebates were typically paid to the customer after the end of the calendar year if certain volume thresholds were attained.  These rebates were accrued and recorded with each sale as a reduction of gross sales.  There were no rebates recorded in 2007 as compared with $65,263 in 2006.

The Company markets Micron and its NEM division as a highly specialized custom injection thermoplastic molder to new and existing customers.  The Company believes it competes effectively based on its expertise in low cost manufacturing of high volume precision products.  The complex medical products produced by the NEM division have expanded our existing customer base and extensively diversified the product mix.  It is our intention to continue these efforts to market to the expanded customer base and further diversify our product offerings.  Global competition creates a highly competitive environment.  To meet this challenge, the NEM and MIT divisions focus their product development efforts on complex close tolerance products not readily outsourced to offshore manufacturing.

Management is currently pursuing licensing of the SAECG products to original equipment manufacturers for integration into existing cardio diagnostic equipment.  As previously stated the SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”.  At the completion of this study and assuming favorable study results, we intend to establish multiple contracts with original equipment manufacturers for this product.

Product Suppliers and Manufacturing

Micron manufactures its sensors at its Fitchburg, Massachusetts facility employing a proprietary non-patented multi-step process.  All employees sign confidentiality agreements to protect this proprietary process.  The raw materials used by Micron are plastic resins used to mold the substrates and silver / silver chloride chemical solutions for plating the molded plastic substrates.  Both the resins and the chemicals involved in the silver / silver chloride process are available in adequate supply from multiple commodity sources.  Fluctuations in the price of silver are generally contractually passed to customers in the form of a surcharge or discount.  As insulation against unanticipated price increases, some resins and chemicals used in the production of sensors are purchased in large quantities to lower or stabilize prices.

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

Micron distributes medical grade nickel-plated brass and stainless steel snap fasteners purchased from multiple domestic and international sources.  Micron buys these snaps in bulk, performs additional quality assurance tests, and stocks inventory to facilitate just-in-time shipments to its customers.  This business segment decreased significantly in revenue as price pressure has forced metal snap customers to buy direct from the manufacturer to remain competitive.

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

Research and Development

ART's research and development efforts focus primarily on maintaining the software library in the SAECG product lines in a compatible platform.  Our primary focus in 2007 and 2006 was to verify the integrity of the analytical algorithms, facilitate use of the application in the previously discussed NIH study, and improve the stability of the software on various platforms.  For the fiscal years ended December 31, 2007, and 2006, ART had research and development expenses of approximately $38,900 and $57,200, respectively.

In 2007 and 2006, Micron’s research and development efforts resulted in $73,500 and $7,100 of expense.  Included in these efforts was a unique process improvement to eliminate certain hazardous materials from our manufacturing processes and new products for the medical electrode market.

Patents and Proprietary Technology

ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals in 1993.  The technologies are utilized in the current version of Predictor® 7.  ART acquired U.S. Patent No. 5,117,833 entitled “Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials,” (the “Bi-Spec Patent”) which expires in 2009.  ART also acquired additional patents, which cover the spectral-temporal, mapping post-processing software packages.  In March 1997, the U.S. Patent Office granted United States Patent No. 5,609,158 entitled “Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals” which covers a frequency domain analysis technique for SAECG data.

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

Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver / silver chloride-plated sensors.  To maintain our trade secrets associated with the manufacture of disposable electrode sensors, key employees are required to sign non-disclosure and/or non-competition agreements.  Micron uses a patented material in the production of some sensors.  Micron paid $7,200 in 2007 and $7,100 in 2006 in royalties associated with this patent.  A provisional patent was applied for and received for a new type of product for the electrode industry.  Micron expects to have fully evaluated the commercial viability of this product by the end of 2008.

Government Regulation

ART’s software products are subject to, and ART believes currently comply with, material clearance and distribution requirements from governmental regulatory authorities, principally the U.S. Food and Drug Administration (FDA) and the European Union (EU) equivalent agency.  These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured.  The development of the product line will be managed in accordance with applicable regulatory requirements.

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

The NEM and MIT divisions manufacture parts for invasive medical devices, components for medical equipment, patented disposable medical laboratory products, and patented military applications.  Our customers own the product designs and are, therefore, subject to FDA, Department of Defense and EU regulations.  While such products are a part of a medical device or other regulated equipment, our customers are the regulated entity for the clearance of those products.  NEM and MIT exercise stringent controls over all their manufacturing operations, and comply with any special controls required by their customers.

Environmental Regulation

Micron’s operations involve use of hazardous and toxic materials, and generate hazardous, toxic and other wastes.  Its operations are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although management believes that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  An insurance policy has been purchased to mitigate this risk to the Company.

Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities.  Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in our processes.  The recent acquisition of equipment to eliminate a hazardous chemical from the process further emphasizes the commitment to the reduction and elimination of certain hazardous processes.  In 2007 and 2006, the related expenditures for waste treatment were approximately $40,250 and $50,000, respectively.  The operational costs are expected to be similar in 2008.  Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

As of December 31, 2007, the Company had 92 full-time and 2 part-time employees including 29 administrative, sales and supervisory personnel, 11 quality control personnel and 54 production personnel.  The employees of the Company are not represented by a union, and the Company believes its relationship with the employees is satisfactory.

Periodic Reporting and Financial Information

We have registered our common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC.  The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. RISK FACTORS.

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

Micron relies on unpatented trade secrets to protect its proprietary processes as there are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to our proprietary process.  Ultimately the meaningful protection of such unpatented proprietary technology cannot be guaranteed. The Company relies on confidentiality agreements with its employees.  Remedies for any breach by a party of these confidentiality agreements may not be adequate to prevent such actions. Failure to maintain trade secret protection, for any reason, could have a material adverse effect on the Company.

Dependence on a limited number of customers.

In the fiscal years 2007 and 2006, 52% and 49%, respectively of the Company’s revenues were derived from individual customers with 10% or more of the total sales.  The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results.  In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted.  Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for our product with little or no warning.

The majority of our revenues are derived from the sale of a single product.

In fiscal years 2007 and 2006, the Company derived 49% and 56%, respectively, of its revenues from medical electrode sensors for use in disposable electrodes.  While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing market for disposable electrode sensors.  Any substantial technological advance that eliminates our product will have a material adverse effect on our operating results.

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

The Company’s conversion to a new enterprise resource planning solution may not provide expected benefits.

We have recently converted substantially all of our operational and financial functions to a new enterprise resource planning ("ERP") software system. The ERP system impacts every aspect of our operations, including production, engineering, finance, and sales. Although we have taken steps we believe are reasonable to ensure a successful conversion of our operations to the ERP system, we can provide no assurances that the conversion will be successful or that the ERP system will achieve its expected benefits. Failure to achieve a successful conversion or to obtain the expected benefits of the ERP system could have an adverse material effect on us.

The Company may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls.  The Company was not subject to these requirements for the fiscal year ended December 31, 2007.  We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended December 31, 2009.

While we expended significant resources beginning in the latter part of 2008 to develop the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby.  In the event the Company no longer qualifies as a smaller reporting company at the end of 2008, we may be subject to more stringent requirements under SOX 404.  Accordingly, there can be no assurance that the Company will receive any required attestation from the independent registered public accounting firm.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an attestation from the independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Item 2. PROPERTIES.

The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts.  The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building.  The second building, which was purchased in September 1996, is over 94,000 square feet, including an antique brick three story mill building.  Commencing in 2003, the 40,000 square foot “Mill” building portion of the second building underwent major renovations to preserve and create functional space from a previously unusable section of the facility.  The renovations created space currently occupied by the NEM and MIT divisions.  From October 2006 to February 2007, a third building of approximately 40,000 square feet, a fourth building of 12,000 square feet and vacant parcel between the buildings that abut the complex were acquired without any specific requirement for space.  The Company believes the acquisition of the adjacent property positions the Company for continued growth in its current location.  The Company believes its current facilities are sufficient to meet our current and future production needs through fiscal year ending December 31, 2008.

Item 3.  LEGAL PROCEEDINGS.

The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.  Management believes the resolution of these matters will not have a material adverse effect on the results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ART's Common Stock has been listed on the American Stock Exchange since March 3, 1992 and trades under the ticker symbol HRT.

The following table sets forth, for the period indicated, the high and low sale prices per share for ART's Common Stock as quoted by the American Stock Exchange.

	High	Low
Year Ended December 31, 2007
1st Quarter	$33.89	$20.10
2nd Quarter	26.76	11.05
3rd Quarter	14.27	8.48
4th Quarter	11.25	6.75
Year Ended December 31, 2006
1st Quarter	$12.25	$8.75
2nd Quarter	12.65	9.08
3rd Quarter	14.45	9.50
4th Quarter	29.50	14.00

As of March 21, 2008 the number of record holders of ART's common stock is estimated to be 328, not including beneficial holders of our common stock held in street name.

Dividend Policy

No dividends were declared in 2007.  In May 2006, the Company declared a dividend of $0.06 per share payable on June 19, 2006 to holders of record on June 12, 2006 payable from the Company’s cash reserves.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,000	$ 10.45	320,000 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	127,000	$ 10.45	320,000 (1)

(1)	Includes 220,000 shares available under the 2001 Stock Option Plan and 100,000 shares available under the 2005 Stock Award Plan.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

None

Item 6.  SELECTED FINANCIAL INFORMATION.

Not Applicable

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussions of the Company’s results of operations and financial condition should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-K.

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

Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:

•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	our ability to finance our business;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries we are doing business in or plan to do business in;
•	continued availability of supplies or materials used in manufacturing at the competitive prices;
•	adverse regulatory developments in the United States or any other country we plan to do business in;
•	entrance of competitive products in our markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	no adverse publicity related to our products or the Company;
•	no adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the passage of new, or changes in, regulations; legal proceedings;
•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and
•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

The Company’s primary source of revenue relates to the manufacturing of medical device, equipment and defense industry components.  The single largest category of revenue relates to Micron’s production and sale of disposable electrode sensors used as a component part in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products.  This sector includes revenues from both high volume precision injection molding and custom injection molding.  Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	75.5	70.1
Gross profit	24.5	29.9
Selling and marketing	3.9	3.2
General and administrative	10.9	9.7
Research and development	0.6	0.3
Other income, net	0.0	(0.2)
Income before income tax provision	9.1	16.9
Income tax provision	2.5	5.7
Net income	6.6%	11.2%

Net Sales

Net sales for 2007 were $19,487,762, an increase of $169,656 or 1%, when compared to the total net sales of $19,318,106 in 2006. The disposable electrode sensor business continues to experience extreme price pressure in an increasingly competitive market. The revenue associated with the sensor business, including silver surcharge, decreased by more than $1,300,000 resulting from price erosion and the loss of market share in Canada and Europe. The complementary metal snap business decreased by $330,000 as the Company continues to move away from the distribution of this product.  The growth of the NEM and MIT divisions combined to offset $720,000 of the decrease in sensor revenues as the Company’s ability to creatively assist with and respond to our customer’s product development and design needs continues to strengthen our position in unique applications.  Due to a change in customer demands, the precision molded products from Micron Products increased approximately $330,000 when compared to 2006.  LTD added $770,000 in revenues above internal work for other divisions.  The remaining $20,000 of the revenue increase related to the Snap Assembly machine business and other miscellaneous revenues.  Non-recurring engineering and tooling revenue accounted for over $380,000 of the revenues in 2007 as compared to $990,000 in 2006.  Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.  There were no sales of SAECG software in either 2007 or 2006.

Cost of Sales

Cost of sales was $14,709,035 (75.5% of net sales) in 2007 compared to $13,550,523 (70.1% of net sales) in 2006 an increase of $1,158,12 or 8.5%.  A significant portion of the increase in cost of sales can be attributed to material costs.  Gross margin is negatively affected by the increase in material costs as not all increases can be passed along to the customer in the form of price increases or surcharges.  Management had been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement.  The contract ended in December of 2007 and the new electric contract is higher in cost.  Other costs such as natural gas, resin, diesel fuel and other freight related costs continue to rise.  Management continues to explore ways in which to lower or stabilize these costs.  Competition in the electrode sensor market continues to erode margins as the product is seen as a commodity in the marketplace.  The competitive market occupied by MIT and NEM are expected to have differing margins based on type of product, volume from customer, and difficulty to produce.  Management continues to investigate strategies to increase the overall gross margin without sacrificing product quality.  The NEM division sells the majority of the production and prototype molding tools that are designed and qualified for production of plastic components.  These tools have a significantly lower margin than the product the tool produces.

Selling and Marketing

Selling and marketing expenses increased to $764,021 (3.9% of net sales) in 2007 from $617,140 (3.2% of net sales) in 2006, an increase of $146,880, or 24%.  This increase in selling and marketing expense is mainly attributable to the commissions payable to the sales and business development personnel along with increased travel and trade show costs incurred as business development and marketing efforts were expanded.  Management believes this increase to be nominal and expects the expense as a percentage of sales to decrease as the Company begins to see positive results from the increase in business development efforts.

General and Administrative Expenses

General and administrative expenses were $2,131,694 (10.9% of net sales) in 2007 as compared to $1,869,603 (9.7% of net sales) in 2006, an increase of $262,091 or 14%.  The increased cost was related to executive salary increases and additions, increased management and technology staff, and technology upgrades in preparation for Section 404 compliance.  In 2007, fees associated with the internal control documentation required to comply with Section 404 of the Sarbanes Oxley Act were $36,000.  Due to the extension of the implementation date relating to the internal control documentation, costs will continue into 2008.

Research and Development

Research and development costs increased to $112,472 (0.6% of net sales) in 2007 from $64,362 (0.3% of net sales) in 2006, an increase of $48,110, or 75%.  For the fiscal years ended December 31, 2007, and 2006, ART had research and development expenses of approximately $38,900 and $57,200, respectively.  This expenditure was to verify the integrity of the analytical algorithms and use of software on different platforms, and facilitate use of the application in the previously discussed NIH study.  In 2007 and 2006, approximately $73,500 and $7,000, respectively of the expenditure was related to Micron’s development of a unique process to reduce the use of hazardous materials, and substitution of materials for unique product applications.

Interest Expense

Interest expense in 2007 and 2006 related to an acquisition note and an equipment loan totaling $21,188 and $537, respectively.  The Company does not incur an unused borrowing base fee under our unsecured credit facility.

Other Income (Expense)

Other income was $27,711 in 2007 compared to $45,478 in 2006, a decrease of $17,767, or 39%.  The majority of other income was bank interest of $34,299 and $65,326, in 2007 and 2006, respectively.  Lower average balances and a decrease in the rate of return account for the decrease in interest income.  The remainder of other income was from miscellaneous expense items including a loss in the disposal of assets, and currency losses relating to a foreign government’s import taxes and the timing of the reimbursement.

Income Taxes

The Company’s combined federal and state effective income tax rate was 28% and 34% in 2007 and 2006, respectively.  The effective rates are lower than the statutory rates primarily due to the reductions in tax from tax credits in 2007 and 2006.  The Company utilized federal net operating loss carryforwards of approximately $217,000 in 2007 and 2006.  This represents the complete utilization of the Company's Federal net operating loss carryforwards.  During the third quarter of 2007, the IRS completed its audit of the Company’s tax returns for several prior periods, and did not require any changes to be made to those returns.

Goodwill

As of December 31, 2007, the Company’s goodwill of $1,564,966 is related to three reporting units, $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992, $235,727 associated with the acquisition of Shrewsbury Molders, Inc. in 2004, and $85,239 associated with the acquisition of Leominster Tool Co. Inc. in December 2006.  There was no impairment to the goodwill associated with or expected in any acquisition based on the first quarter annual impairment test in 2007.

Earnings Per Share

The basic earnings per share was $0.47 in 2007 as compared to $0.81 in 2006, a decrease of $0.34, or 42%.  The decrease in earnings per share reflects the lower gross margin product and increasing administrative expenses.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Liquidity and Capital Resources

Working capital was $6,563,047 as of December 31, 2007 as compared to $6,501,191 as of December 31, 2006.  Operating results produced positive cash flows of $1,472,005 of which $1,884,315 was spent on capital asset investment.  Cash and cash equivalents were $1,684,411 and $2,065,645 at December 31, 2007, and 2006, respectively.  Substantially all of these funds are invested in fixed rate bank instruments that are highly liquid.

Inventories increased to $3,001,520 at the end of 2007, an increase of $133,228 from the end of 2006.  The increased inventory was the result of raw material requirements, the rising cost of silver and higher unit cost of resins purchased.  Some materials shipped from offshore are required to be added to our inventories upon shipment.  These items accounted for $108,000 of the increase.  In addiiton, some of the specialty engineered resins used by Micron were offered at a substantial discount if delivery was taken prior to year end.  Several factors contributed to the increase in finished goods inventory.  First, the NEM division builds product upon receipt of a firm customer order.  This ability to produce in longer runs lowers the per unit cost of the product while increasing the finished goods inventory.  Second, upon the request of a Micron sensor customer, larger inventories of particular sensors are held in finished goods in an effort to decrease delivery time.  The quantity of sensor inventory maintained has not changed, but the cost of silver has increased resulting in higher inventory balances.

Capital equipment expenditures were $2,638,000 in 2007 as compared to $846,000 in 2006.  The majority of the expenditures were related to the manufacturing operations.  In 2007, the largest expenditure of $1,086,000 included the installation of four (4) machining centers and creation of a medical machining cell.  This climate controlled space includes a computer programming office to control the machines and the latest in 5-axis three dimensional computer technology.  The second largest expenditure of $450,000 in computer software and equipment related to the installation and upgrade of our enterprise resource planning package.  The total budget for this project is over $500,000 and improves all aspects of the information technology at all levels of the organization.  The software will ease the Company’s transition with Section 404 compliance, and is expected to facilitate integration of future acquisitions.  Other administrative improvements included a new phone system, facility security and expansion of the internal network with full replication of data for disaster recovery.  The majority of remaining capital expenditures related to manufacturing equipment replacements and additions including computer controlled inspection equipment.

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

Between 2004 and 2006, a total of approximately $1,210,000 was spent on property and building improvements with the renovation of the previously unused 40,000 square feet of space in a 100 year old brick building, located at the Fitchburg complex.  The building improvements included $210,000 in process equipment specific to plastic injection molding.  The NEM and MIT divisions occupy the majority of the renovated space.  In October 2006, an additional four story 40,000 square foot abutting property was purchased for $430,000.  In February 2007, another adjoining property for an additional 13,000 square feet and vacant lot was purchased for $205,000.

An unsecured $1,000,000 credit facility was available in 2007 and 2006.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum.  This facility has no borrowing base charge.  There were no outstanding borrowings on our lines of credit as of December 31, 2007 and 2006.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

The Company has a one year term note secured by equipment with a limit of $813,000.  The loan was drawn down by $383,000 for equipment delivered and installed in October.  A second payment of $383,000 was made in January of 2008 for this equipment.  The loan has a fixed interest rate of 6.75%, payments amortized over 7 years with a balloon payment for the remaining balance at September 30, 2008.

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

Inflation

The Company believes that inflation in the United States or international markets has had a significant effect on its results of operations particularly the cost of silver.  Silver pricing has been passed on to our customers in the form of a surcharge, but this does not preclude the Company from being pressured to reduce its margins as the price continues to climb.  Silver surcharge collected from our customers is approximately 14% and 15% of total net sales for years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.  SFAS No. 159 is effective for the Company’s interim reporting period beginning January 1, 2008.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123 (revised 2004).  Originally the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will evaluate the use of the simplified method for determining the value of options granted after December 31, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

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

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, as to any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts.  Bad debts have not had a significant impact on the Company's financial position, results of operations and cash flows.

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

Deferred Tax Assets

The Company assesses its deferred tax assets based upon a more likely than not to be realized criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  In accordance with FIN 48 we recognize the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position.

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

Asset Impairment – Long Lived Assets

The Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When the Company's management determines that the carrying value of such assets may not be recoverable, management generally measures any impairment on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in its current business model.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS.

    The information required by this item may be found on pages F-1 through F-18 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures.  As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission that permit the Company to provide only managment's report in this annual report

Item 9B.	OTHER INFORMATION.

    None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James E. Rouse	President, Chief Executive Officer and	March 31, 2008
James E. Rouse /s/ David A. Garrison	Director (Principal Executive Officer) Executive Vice President of Finance and Chief Financial Officer	March 31, 2008
David A. Garrison /s/ E. P. Marinos	(Principal Financial and Accounting Officer) Chairman of the Board	March 31, 2008
E. P. Marinos /s/ Julius Tabin	Director	March 31, 2008
Julius Tabin /s/ Paul F. Walter	Director	March 31, 2008
Paul F. Walter /s/ Jason R. Chambers	Director	March 31, 2008
Jason R. Chambers

Arrhythmia Research Technology, Inc.

And Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.
Fitchburg, Massachusetts

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron & Rosen LLP
Westborough, Massachusetts
March 31, 2008

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2007	2006

Assets

Current assets:
Cash and cash equivalents	$1,684,411	$2,065,645
Trade accounts receivable, net of allowance for doubtful accounts of $49,800 and $29,800	2,759,491	2,857,937
Inventories (Note 3)	3,001,520	2,868,292
Deferred income taxes (Note 6)	46,000	57,000
Deposits, prepaid expenses and other current assets	926,970	476,153

Total current assets	8,418,392	8,325,027

Property, plant and equipment, net (Note 4)	7,610,258	6,045,736

Goodwill (Note 2)	1,564,966	1,564,966

Other intangible assets, net	221,482	310,802

Deferred income taxes (Note 6)	-	70,000

Other assets	24,785	87,349

Total assets	$17,839,883	$16,403,880

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

(Continued)

December 31,	2007	2006

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$633,413	$1,347,464
Accrued expenses	352,194	414,739
Current portion of acquisition note payable (Note 2)	134,083	61,633
Current note payable	735,655	-

Total current liabilities	1,855,345	1,823,836

Long term liabilities:
Long term payables	-	25,836
Acquisition note payable, net of current portion	-	134,083
Long term deferred tax liability	139,000	-

Total long term liabilities	139,000	159,919

Total liabilities	1,994,345	1,983,755

Commitments and contingencies (Note 8):

Shareholders’ equity (Notes 7 and 11):
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,711,680 and 2,705,680 outstanding respectively	39,265	39,265
Additional paid-in-capital	10,143,339	10,021,417
Treasury stock at cost, 1,214,811 and 1,220,811 shares respectively	(3,326,579)	(3,343,007)
Retained earnings	8,989,513	7,702,450

Total shareholders’ equity	15,845,538	14,420,125

Total liabilities and shareholders’ equity	$17,839,883	$16,403,880

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2007	2006

Net sales (Note 12)	$19,487,762	$19,318,106
Cost of sales	14,709,035	13,550,523

Gross profit	4,778,727	5,767,583

Selling and marketing	764,021	617,140
General and administrative	2,131,694	1,869,603
Research and development	112,472	64,362

Income from operations	1,770,540	3,216,478

Other income (expense):
Interest expense	(21,188)	(537)
Other income	27,711	45,478

Total other income	6,523	44,941

Income before income taxes	1,777,063	3,261,419
Income tax provision (Note 6)	490,000	1,097,000

Net income	$1,287,063	$2,164,419

Earnings per share (Note 2):
Basic	$0.47	$0.81
Diluted	$0.47	$0.80

Cash dividend paid per share:	$0.00	$0.06

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholder’s Equity

(Notes 1 and 7)

	Common Stock		Additional	Treasury	Retained
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total

December 31, 2005	3,926,491	$39,265	$9,731,469	$(3,451,120)	$5,698,003	$12,017,617

Share based compensation			10,813			10,813
Tax benefit from exercise of stock options			63,628			63,628
Stock issued with exercise of stock options			107,791	95,829		203,620
Stock issued in acquisition (4,486 shares)			107,716	12,284		120,000
Cash dividends ($.06 per share)					(159,972)	(159,972)
Net income					2,164,419	2,164,419

December 31, 2006	3,926,491	$39,265	10,021,417	(3,343,007)	7,702,450	14,420,125

Share based compensation			45,641			45,641
Tax benefit from exercise of stock options			33,549			33,549
Stock issued with exercise of stock options			42,732	16,428		59,160
Net income					1,287,063	1,287,063

December 31, 2007	3,926,491	$39,265	10,143,339	(3,326,579)	8,989,513	15,845,538

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2007	2006

Cash flows from operating activities:
Net income	$1,287,063	$2,164,419
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	1,148,463	847,714
Provision for doubtful accounts	20,000	11,236
Deferred income tax provision	220,000	53,000
Share based compensation	45,641	10,813
Changes in operating assets and liabilities:
Trade accounts receivable	78,446	(667,499)
Inventories	(133,228)	(1,072,207)
Deposits, prepaid expenses and other assets	(391,948)	(103,772)
Accounts payable and accrued expenses	(802,432)	873,200

Net cash provided by operating activities	1,472,005	2,116,904

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,884,315)	(1,710,219)
Cash paid for acquisition	-	(380,000)

Net cash used in investing activities	(1,884,315)	(2,090,219)

Cash flows from financing activities:
Payments to notes payable	(61,633)	-
Cash dividend paid	-	(160,111)
Proceeds from exercise of stock options	59,160	203,620
Tax benefit from exercise of stock options	33,549	63,628

Net cash provided by financing activities	31,076	107,137

Net (decrease) increase in cash and cash equivalents	(381,234)	133,822

Cash and cash equivalents, beginning of year	2,065,645	1,931,823

Cash and cash equivalents, end of year	$1,684,411	$2,065,645

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

Accounts receivable are customer obligations due under normal trade terms.  A large portion of Micron’s products are sold to large diversified medical and defense product manufacturers.  The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

Senior management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believes the allowance for doubtful accounts as of December 31, 2007 is adequate. However, actual write offs might exceed the recorded allowance.

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

There was no impairment to goodwill as of first quarter of 2007 and no indicators have arisen to require the Company to review goodwill in the interim period.  The Company performs its annual impairment testing for the goodwill valuation during the first quarter of the fiscal year.

Long-Lived Assets

The Company accounts for long lived assets in accordance to the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  None of the assets was deemed to be impaired as of December 31, 2007.

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

In accordance with FIN 48 we recognize the benefits of a tax position if that position is more likely than not of being sustained on audit, based on the technical merit of the position.  Management believes it be more likely than not that the Company can sustain management’s tax positions on audit.

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

Basic and diluted EPS computations are as follows:

Years ended December 31,	2007	2006
Net income available to common shareholders	$1,287,063	$2,164,419
Weighted average common shares outstanding	2,710,403	2,669,497
Basic EPS	$0.47	$0.81

Diluted EPS:
Net income available to common shareholders	$1,287,063	$2,164,419
Weighted average common shares outstanding, basic	2,710,403	2,669,497
Assumed conversion of net common shares issuable under stock option plans	49,903	38,237
Weighted average common and common equivalent shares outstanding, diluted	2,760,306	2,707,734
Diluted EPS	$0.47	$0.80

Stock-Based Compensation

The Company accounts for share based compensation under the provisions of SFAS No. 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations.  The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation.  Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of the Company's common stock at the time of the grant.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2007 and 2006.

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

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our manufacturing processes.  Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, and services provided by outside contractors.  All costs associated with research and development are expensed as incurred.

Business Combinations (Leominster Tool Co., Inc.)

On December 27, 2006, Micron completed the purchase of substantially all of the operating assets of privately-held Leominster Tool Co., Inc. ("LTD") of Leominster, Massachusetts.  Micron paid LTD approximately $380,000 in cash, $120,000 in ART common stock, and recorded a note payable of approximately $200,000 payable in monthly installments of $6,290 including interest of 8.25% through December 2009.  Micron funded the cash portion of the purchase price out of working capital.  At closing 4,486 treasury shares were issued to cover the $120,000 stock payment.  The purchase price has been allocated to net assets acquired based on their estimated fair values.  Currently, it is a division of the Company’s wholly owned subsidiary Micron.

Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”.  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.  SFAS No. 159 is effective for the Company’s interim reporting period beginning January 1, 2008.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123 (revised 2004).  Originally the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will evaluate the use of the simplified method for determining the value of options granted after December 31, 2007.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

2.	Accounting Policies (Continued)

Recent accounting pronouncements   (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.  The Company does not currently have any noncontrolling interests.

3.        Inventories

Inventories consist of the following:

December 31,	2007	2006
Raw materials	$872,758	$1,171,803
Work-in-process	538,309	525,515
Finished goods	1,590,453	1,170,974
Total	$3,001,520	$2,868,292

4.	Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

December 31,	Asset Lives	2007	2006
Machinery and equipment	5 to 15 years	$10,049,906	$7,921,821
Equipment held for lease	10 years	166,003	166,003
Building and improvements	20 years	3,667,011	3,591,347
Vehicles	3 to 5 years	158,908	118,183
Furniture, fixtures, computers and software	3 to 5 years	1,163,380	552,632
Land		202,492	-
Construction in progress		75,445	545,555
Total property, plant and equipment		15,483,145	12,895,541
Less: accumulated depreciation		(7,872,887)	(6,849,805)
Property, plant and equipment, net		$7,610,258	$6,045,736
The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms.  The cost of the leased equipment is depreciated on a straight-line basis over ten years.  Accumulated depreciation on leased equipment was $142,950 and $132,798 at December 31, 2007 and 2006, respectively.  The Company sold two leased machines to its customers in 2006 and none in 2007.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

5.	Debt

The Company has a note payable resulting from the acquisition of Leominster Tool Co. Inc. of approximately $200,000 with a balance of $134,083 at December 31, 2007.  This note is payable in monthly installments of $6,290 including interest of 8.25% through December 2009.  This note was paid in full during the first three months of 2008.

The Company has a one year term note secured by equipment for a maximum of $813,000.  The loan was drawn down by $383,000 for equipment delivered and installed in October.  A second payment of $383,000 was made in January 2008 for this equipment.  The loan has a fixed interest rate of 6.75%, payments amortized over 7 years with a balloon payment for the remaining balance at the end of one year.

The Company has an unsecured $1,000,000 renewable credit facility which provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum.  This facility has no borrowing base charge.  There are no outstanding borrowings on the line of credit at December 31, 2007 and 2006.

The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

6.	Income Taxes

The income tax provision consists of the following:

Years Ended December 31,	2007	2006
Current:
Federal	$220,000	$883,000
State	50,000	161,000
	270,000	1,044,000

Deferred:
Federal	189,000	58,000
State	31,000	(5,000)
	220,000	53,000

Total income tax provision	$490,000	$1,097,000

The components of deferred income taxes are as follows:

December 31,	2007	2006
Deferred income taxes:
Inventories	$7,000	$32,000
Property, plant and equipment	(199,000)	(34,000)
Patents and intangibles	60,000	104,000
Other current	3,600	25,000
Unused Massachusetts tax credits	35,400	-
Net operating loss carryforwards	-	-
Deferred income taxes	$(93,000)	$127,000

The Company files a consolidated federal income tax return.  The actual income tax provision differs from the federal statutory income tax rate (34%) as follows:

Years Ended December 31,	2007	2006
Tax provision computed at statutory rate	$604,000	$1,109,000
Increases (reductions) due to:
State income taxes, net of federal benefit	111,000	204,000
Tax credits	(213,000)	(120,000)
Other	(12,000)	(96,000)
Income tax expense	$490,000	$1,097,000

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

7.      Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company matching contributions in 2007 and 2006 were $28,853 and $20,843, respectively.

On December 14, 2007, the Board of Directors, after a recommendation from management and approval by the Compensation Committee, granted 107,500 incentive stock options to vest over five years with an effective grant date of January 2, 2008 priced at the average closing price for the prior ten trading days.  Forty percent of the options were granted to non-executive management.  These options were granted from the shareholder approved 2001 stock option plan described in Note 11.

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

Employment Agreements

The Company has employment agreements with trhee executives extending through June 3, 2008, October 5, 2011 and January 1, 2012.  The agreements provide for a base compensation and certain other benefits.  The agreements also contain other terms and conditions of employment, including termination payments under certain circumstances.

Operating Leases

The Company leases vehicles and equipment under non-cancelable lease arrangements.  Lease expense under all operating leases was approximately $12,400 in 2007 and 2006.

Future minimum operating lease payments as of December 31, 2007 are approximately as follows:

Year	Amount
2008	$10,700
2009	8,100
2010	6,700
Total	$25,500

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

9.      Supplemental Cash Flow Information

Cash paid for income taxes and interest for the years ended December 31 are as follows:

	2007	2006
Income taxes	$458,000	$890,000
Interest	21,000	-

At December 31, 2007 the Company has $1,118 of dividends payable.

The acquisition of Leominster Tool Co. Inc. resulted in a note payable of $200,000 at December 31, 2006.

In 2006, a total of $120,000 worth of treasury stock was issued in connection with the acquisition of Leominster Tool Co., Inc.

An additional capital expenditure of $765,000 made use of a term note and did not require a cash outlay from the Company.

10.        Related Party Transactions

The Company obtains legal services believed to be at arm’s length terms with respect to its patents from a law firm, a partner of which is a shareholder and Director of the Company.  Fees for services and patent prosecution costs paid to this firm were approximately $2,200 in 2006, and zero in 2007.

11.        Stock Options

The Company accounts for its share based payments under the provisions of SFAS No. 123(R), Share Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation.  Therefore, no stock-based employee compensation expense had been recorded in connection with the issuance of employee and director stock options as all stock options granted under the plans were fixed awards and had an exercise price equal to the market value of our common stock at the time of the grant.

For the year ended December 31, 2007 and 2006, share-based compensation included in general and administrative expenses amounted to $45,641 and $10,813, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the year ended December 31, 2007 and 2006.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11.        Stock Options   (Continued)

The fair value of each option grant in 2007 and 2006 were estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected option term (1)	6 years	4.5 years
Expected volatility factor (2)	43%	64%
Risk-free interest rate (3)	5.5%	4.84%
Expected annual dividend yield	0.44%	1.11%

(1)	The option life was determined using the simplified method for estimated expected option life, which qualifies as “plain-vanilla” options.
(2)
The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent year.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-Based Incentive Plan

At December 31, 2007, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At December 31, 2007, there were 220,000 shares available for future grants under the above stock option plan.

The following table sets forth the stock option transactions for the year ended December 31, 2007:

	Number of shares	Weighted average Exercise Price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	113,000	$8.98	4.5 years
Granted	20,000	18.60
Exercised	(6,000)	9.86
Cancelled/expired	-	-
Outstanding at December 31, 2007	127,000	$10.45	3.8 years	$50,750
Exercisable at end of year	94,000	$8.85	4.8 years	$40,600

The weighted average fair value of stock options granted during 2007 and 2006 was $8.83 and $6.68, respectively.

During the year ended December 31, 2007, the total intrinsic value of options exercised (the difference between the market price and the price paid by the employee to exercise the options) was $98,950 and the total amount of cash received from the exercise of these options was $59,160.  The actual tax benefit realized for the tax deductions from options exercised totaled $33,549.  At December 31, 2007, the intrinsic value of the exercisable options is $40,600.

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

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

11.        Stock Options   (Continued)

The following table sets forth the status of the Company’s non-vested options for the year ended December 31, 2007:

	Number of shares	Weighted average Fair Value
Non-vested at December 31, 2006	20,000	$3.67
Granted	20,000	8.83
Vested (with an intrinsic value of $ 78,590)	(7,000)	2.01
Cancelled/expired	-	-
Non-vested at December 31, 2007	33,000	$7.15

The following table presents the average price and contractual life information about options outstanding and exercisable at December 31, 2007:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$4.85	25,000	1.58	20,000
9.86	72,000	3.97	72,000
12.42	10,000	4.59	2,000
14.10	10,000	5.43	-
23.10	10,000	5.18	-

As of December 31, 2007, there was $184,291 of unrecognized compensation cost related to non-vested share based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 5.1 years.

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

The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2007 and 2006:

Year ended December 31, 2007	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$19,487,111	$651	$-	$19,487,762

Operating income (loss)	$2,820,492	$(73,959)	$(975,994)	$1,770,540

Capital Expenditures	$2,242,530	$-	$395,105	$2,637,635

Depreciation and Amortization	$1,128,708	$-	$19,755	$1,148,463

Total Assets at December 31, 2007	$15,152,562	$338,052	$2,349,269	$17,839,883

Arrhythmia Research Technology, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

12.	Industry and Geographic Segments (Continued)

Year ended December 31, 2006	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$19,318,106	$-	$-	$19,318,106

Operating income (loss)	$3,772,268	$(86,510)	$(469,280)	$3,216,478

Capital Expenditures	$1,710,219	$-	$-	$1,710,219

Depreciation and Amortization	$847,714	$-	$-	$847,714

Total Assets at December 31, 2006	$14,010,668	$189,338	$2,203,874	$16,403,880

The following table sets forth the geographic distribution of the Company’s net sales:

	2007	2006
United States	$10,824,992	$9,344,815
Canada	5,426,042	5,816,071
Europe	2,496,012	3,415,235
Pacific Rim	335,592	374,190
Other	405,124	367,795
Net Sales	$19,487,762	$19,318,106

The following table sets forth the percentage of net sales to significant customers of the medical electrode and injection molded component segment in relation to total segment sales:

Customers	2007	2006
A	27%	29%
B	25%	20%

13.        Quarterly Financial Data

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net Sales	$5,009,276	$5,400,218	$4,457,688	$4,620,580
Gross Profit	1,062,929	1,269,025	1,254,395	1,192,378
Net Income	233,780	446,400	420,542	186,341
Basic Earnings per share	0.09	0.16	0.16	0.07
Diluted Earnings per share	0.08	0.16	0.15	0.07

2006
Net Sales	$4,269,047	$4,656,360	$4,412,628	$5,980,071
Gross Profit	1,365,780	1,546,808	1,269,360	1,585,635
Net Income	521,006	577,469	509,975	555,969
Basic Earnings per share	0.20	0.22	0.19	0.21
Diluted Earnings per share	0.19	0.21	0.19	0.20

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	Amended and Restated By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(b)
4.8*	2005 Stock Award Plan	(e)
10.41	Asset Purchase Agreement, dated May 7, 2004, between Micron Products, Inc. and Shrewsbury Molders, Inc.	(d)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.	(f)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1, 2007.	(f)
10.45*	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007.	(g)
21.0	Subsidiaries	X-1
23.1	Consent of Carlin, Charron & Rosen, LLP	X-2
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
99.01	Press Release dated March 28, 2008 announcing its financial results for the year and quarter ended December 31, 2007	X-7

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference to the Company’s Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(c)	Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission in December 2007.
(d)	Incorporated by reference to the Company’s Form 8-K as filed with the Commission in May 2004.
(e)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission in December 2005, Registration Statement No. 333-130678.
(f)	Incorporated by reference to the Company’s Form 10-KSB for fiscal year ended December 31, 2006, as filed with the Commission in March 2007.
(g)	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 2007, as filed with the Commission in August 2007.