Form 10-Q
period 2008-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2008-05-15
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

001-9731
(Commission file No.)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	72-0925679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

25 Sawyer Passway
Fitchburg, Massachusetts  01420
(Address of principal executive offices)

(978) 345-5000
(Issuer's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of May 10, 2008 there were 2,711,680 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Item 4.Controls and Procedures

PART II - OTHER INFORMATION

Item 1A.Risk Factors
Item 5.Other Information
Item 6.Exhibits

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

i

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	March 31, 2008	December 31, 2007
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$1,308,141	$1,684,411
Trade and other accounts receivable, net of allowance for doubtful accounts of $67,330 and $49,830	4,270,590	2,759,491
Inventories, net	3,838,985	3,001,520
Deferred income taxes, net	46,000	46,000
Deposits, prepaid expenses and other current assets	1,031,547	926,970
Total current assets	10,495,263	8,418,392

Property and equipment, net of accumulated depreciation of $8,133,736 and $7,872,887	7,432,303	7,610,258
Goodwill	1,564,966	1,564,966
Other intangible assets, net	198,227	221,482
Other assets	19,276	24,785
Total assets	$19,710,035	$17,839,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,167,128	$633,413
Accrued expenses	672,323	352,194
Current portion of acquisition note payable	-	134,083
Short term loan payable	709,704	735,655
Total current liabilities	3,549,155	1,855,345
Long term liabilities:
Long term deferred tax liability	139,000	139,000
Total long term liabilities	139,000	139,000

Total liabilities	3,688,155	1,994,345

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,711,680 outstanding	39,265	39,265
Additional paid-in-capital	10,170,309	10,143,339
Common stock held in treasury, 1,214,811 shares at cost	(3,326,579)	(3,326,579)
Retained earnings	9,138,885	8,989,513
Total shareholders’ equity	16,021,880	15,845,538
Total liabilities and shareholders’ equity	$19,710,035	$17,839,883

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$5,459,742	$5,009,276
Cost of sales	4,348,304	3,946,347
Gross profit	1,111,438	1,062,929

Selling and marketing	190,374	183,673
General and administrative	616,864	505,294
Research and development	83,622	13,852
Total expense	890,860	702,819

Income from operations	220,578	360,110
Other income (expense), net	4,794	(10,330)
Income before income taxes	225,372	349,780
Income tax provision	76,000	116,000
Net income	$149,372	$233,780

Net income per share – basic	$0.06	$0.09

Net income per share – diluted	$0.05	$0.08

Cash dividends declared per share	$0.00	$0.00

Weighted average common shares Outstanding – basic	2,711,680	2,706,502
Weighted average common shares Outstanding – diluted	2,719,385	2,778,961

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$149,372	$233,780

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	358,482	256,773
Share based compensation	26,970	8,696
Provision for doubtful accounts	17,500	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,528,599)	(333,791)
Inventories	(837,465)	(246,436)
Deposits, prepaid expenses and other assets	(99,068)	(113,577)
Accounts payable and accrued expenses	1,853,844	187,534
Net cash used in operating activities	(58,964)	(7,021)

Cash flows from investing activities:
Capital expenditures, net of disposals	(157,272)	(360,932)
Net cash used in investing activities	(157,272)	(360,932)

Cash flows from financing activities:
Payments on acquisition note payable	(160,034)	(14,936)
Tax benefit from exercise of stock options	-	33,549
Proceeds from the exercise of stock options	-	59,160
Net cash provided by (used in) financing activities	(160,034)	77,773

Net decrease in cash and cash equivalents	(376,270)	(290,180)

Cash and cash equivalents at beginning of period	1,684,411	2,065,645
Cash and cash equivalents at end of period	$1,308,141	$1,775,465

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiary (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. Inventories:

Inventories consist of the following as of:	March 31, 2008	December 31, 2007
Raw materials	$1,210,628	$872,758
Work-in-process	856,806	538,309
Finished goods	1,771,551	1,590,453
Total	$3,838,985	$3,001,520

3. Share-Based Compensation:

The Company accounts for non-cash share based compensation under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which accounts for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Three Months Ended March 31,
	2008	2007
Dividend Yield	0%	0.44%
Expected Volatility	40.65%	41.66%
Risk Free Interest Rate	3.28%	5.25%
Expected Option Terms (in years)	4.5	6

The Company recognized share-based compensation expense of $26,970 and $8,696 in general and administrative expense for the three months ended March 31, 2008 and 2007, respectively.  A grant totaling 107,500 options to 24 persons including directors and management was made during the three months ended March 31, 2008 compared with one grant of 10,000 for the same period in 2007.

Share-based Incentive Plan

At March 31, 2008, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At March 31, 2008, there were 115,500 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $8.93 at March 31, 2008.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2008:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$4.85	25,000	1.33	20,000	$0.66
7.15	107,500	5.76	--	2.74
9.86	69,000	3.72	69,000	4.22
12.42	10,000	4.34	2,000	5.38
14.10	10,000	5.18	--	6.88
23.10	10,000	4.93	2,000	10.77

The aggregated intrinsic value of options outstanding and vested at March 31, 2008 was $31,250 and $25,000, respectively.  The Company expects 124,110 of the 138,500 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2007:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2007	33,000	$3.67
Granted	107,500	2.74
Vested	(2,000)	10.77
Forfeited	-	-
Non-vested at March 31, 2008	138,500	$3.58

At March 31, 2008, there was $451,920 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 4.07 years.

4. Income Taxes:

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2004 to 2007 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2008.

5. Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adoption of SFAS No. 157 did not have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The adoption of SFAS No. 159 did not have a material impact on its financial condition or results of operations.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123 (revised 2004).  Originally the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use of the simplified method for determining the value of options granted as allowed by SAB 110.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

Revenue for the three months ended March 31, 2008 was $5,459,742 versus $5,009,276 for the three months ended March 31, 2007, an increase of 9%. Micron’s medical sensors and snaps with silver surcharge increased by $11,200 and high volume precision molded products and other miscellaneous sales decreased by $99,400.  The change in sensors, snaps and high precision molded product sales was primarily due to the periodic fluctuations in customer production schedules.  Revenue from the New England Molders Division’s (NEM) custom molded products and Micron Integrated Technology Division’s (MIT) product life cycle management programs increased $375,000 as a result of growing metal related business.  This includes the medical product machining, and the importation of forgings for a new large customer.  The Leominster Tool division’s contribution decreased by $29,000 in revenues and does not include orthopedic implant production and tools produced for customers of the other divisions.  Non-recurring engineering and tooling revenue increased by $156,800 as compared to the same period in 2007.  Engineering and tooling revenues typically occur at the beginning of a product life cycle when a customer chooses or changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.  Other sales, including the snap attaching machine business unit, had an increase of revenue of $31,900.  There were no sales of the Company’s SAECG products in the first three months of 2008 or 2007.

Revenue from domestic and foreign sales for the first three months is as follows:

	Three Months Ending March 31,
	2008	%	2007	%
United States	$3,066,751	56	$2,766,622	55
Canada	1,341,015	25	1,302,770	26
Europe	793,608	14	737,683	15
Pacific Rim	99,653	2	93,800	2
Other	158,715	3	108,401	2
Total	$5,459,742	100	$5,009,276	100

The increase in domestic sales was a result of the MIT division’s sales.  Canadian and European sales increases are the result of the increased value of silver surcharge collected for Micron’s electrophysiological sensor and snap product lines.

Cost of sales was 80% of revenue for the three months ended March 31, 2008 compared to 79% of revenue for the same period in 2007.  Costs of manufacturing continue to rise as utility costs, specifically electricity, have increased dramatically.  Although management has been successful in stabilizing a portion of the utility costs by negotiating a new long-term purchase agreement for electricity, the rate remains significantly higher than in previous years.  The inability to increase our sensor prices in the competitive global marketplace hinders passing material and utility cost increases to our customers, excluding the escalating cost of silver.  The Leominster Tool division has not yet been fully integrated to take advantage of some of the expected synergistic benefits.  This integration is expected to be completed by the end of the third quarter of 2008. Management continues to investigate strategies to both stabilize and improve the overall gross margin without sacrificing product quality and to expand higher margin product lines.

Selling and marketing expense was $190,374 for the three months ended March 31, 2008 as compared to $183,673 for the same period in 2007.  The selling and marketing expense was 3.5% of sales in the three months ended March 31, 2008 and 3.7% for the same period in 2007.  Selling expenses continue to be stable as a percentage of sales.  The selling efforts include increased personnel, travel expenses, and trade show attendance.  This cost as a percentage of sales is expected to remain stable and begin to decrease as revenues from development efforts begin to be realized in late 2008.

General and administrative expense was $616,864 for the three months ended March 31, 2008 as compared to $505,294 for the same period in 2007.  The general and administrative expense was 11% of sales in the three months ended March 31, 2008 and 10% for the same period in 2007.  The increase was related to additional management personnel and technology upgrades for Section 404 of the Sarbanes-Oxley Act of 2002 compliance.  The increased costs associated with the internal control documentation which began in the fourth quarter of 2007 will continue through the third quarter of 2008, as the Company implements a new enterprise resource planning solution to improve data collection and reporting in all aspects of the business associated with Section 404 compliance efforts.

Research and development expense was $83,622 for the three months ended March 31, 2008 as compared to $13,852 for the same period in 2007.  The research and development expense was 1.5% of sales in the three months ended March 31, 2008 and 0.3% for the same period in 2007.  Approximately 25% of the expense was related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, product testing costs were expended to support a National Institute of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on patentable technologies on the Micron sensor and snap product line.  This work is expected to continue through the end of 2008.

Other income, net was $4,794 versus an expense of $10,330 for the three months ended March 31, 2008 and 2007, respectively.  Interest income in the period ended March 31, 2008 was offset by interest expense of $12,353 associated with the acquisition and equipment notes compared with $3,934 interest expense and a loss on disposal of assets of $12,671 in the period ended March 31, 2007.

Income taxes as a percent of income before income taxes were 33% for the three months ended March 31, 2008 and 2007, as a result of tax credits earned.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Liquidity and Capital Resources

Working capital was $6,946,108 at March 31, 2008 compared to $6,563,047 at December 31, 2007, an increase of $383,061.  The increase reflects the increase in revenues leading to higher trade receivables and the net of the increased inventory and accounts payable.  The large increase in receivables was the result of higher shipments later in the quarter, while longer terms on purchased components associated with those shipments dramatically increased payables.  Higher inventory levels are the net of the previous sentence as well as new inventory items associated with a new customer.  Capital investment could decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $157,272 for the first three months of 2008 as compared to $360,932 for the same period in 2007. The largest portion of the capital expenditures in the first three months of 2008 was for the continued installation of the Enterprise Resource Planning software, including shop floor bar code acquisition devices, as well as upgrades to and replacement of existing machinery and tooling.  Included in the capital expenditures for the same period in 2007 was the acquisition of additional production equipment.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of March 31, 2008 or December 31, 2007.  In September 2007, a one year note for $813,000 at the fixed rate of 6.75% per annum for metal machining equipment was drawn down by $383,000. A second payment of $383,000 was made in January of 2008 for this equipment. Payments on the note are amortized over seven years with a balloon payment at September 30, 2008, for the remaining balance.  The acquisition note related to the acquisition of Leominster Tool in December of 2006 was paid in full in March 2008.

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

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which may adversely affect the ultimate collectability of the related receivable, management will record an allowance for the bad debt.  Bad debts have not had a significant impact on the Company’s financial condition, results of operations or cash flows.

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

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, and estimates on the expected time period that employees will retain their vested options prior to exercising them.  The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of income.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  Our annual testing was completed and no impairment as of March 31, 2008 was required.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.

Large OEM customers can change their demand on short notice, further adding to the unpredictability of our quarterly sales and earnings.

Our quarterly results have in the past and may in the future vary due to the lack of dependable long-term demand forecasts from our larger OEM customers. In addition to this risk, many of our OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon. These changes may result in us incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations. In particular, our quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter. Our expense levels, to a large extent, are based on shipment expectations in the quarter. If sales levels fall below these expectations, operating results are likely to be adversely affected. Although we have tried to lessen our dependency on a few large customers, this is the nature of the OEM customers that we serve and we can provide no assurance that we will be able to materially alter this dependency in the immediate future, if at all.

Item 5.  Other Information

As we previously reported on our Current Report on Form 8-K filed with the SEC on December 19, 2007, effective December 14, 2007, our Board of Directors amended our By-laws.  The amendment of the By-laws was undertaken to comply with American Stock Exchange (the “AMEX”) listing standards requiring all securities listed on the AMEX to be eligible for the Direct Registration System by January 1, 2008, and, among other things, to update the By-laws regarding electronic notices and meetings.  During that process, we clarified the nomination process set forth in the By-laws by adding Section 3 of Article III, Directors, to replace Section D of Article II, Stockholders.  As amended, the By-laws require that advance notice for director nominations must be provided by stockholders not later than 90 days nor earlier than the 120th day prior to the anniversary of the prior year’s annual meeting; provided, however, that for the annual meeting of stockholders in 2008, a stockholder’s notice must have been received not later than the close of business on January 5, 2008 as reported in our prior proxy statement.  Previously, the By-laws required notice 90 days prior to a stockholder meeting.  No modification was made with respect to the information required to be provided by a stockholder.

Item 6.  Exhibits

(a)	Exhibits

3.0		Articles of Incorporation(a)
3.1		By-laws(b)
10	.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
10	.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
10	.45*	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007. (e)
31.1		Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2		Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1		Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2		Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 10-Q for period ended September 30, 2002 as filed with the Commission in November 2002.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.
(e)	Incorporated by reference from the Company’s Form 10-QSB for period ended June 30, 2007 as filed with the Commission in August of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
By: /s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4