Form 10-Q
period 2008-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2008-08-07
CIK 819689

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___.

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

As of July 28, 2008 there were 2,711,680 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1A. Risk Factors
Item 4.  Submission of Matters to a Vote of Security Holders.
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

i

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,232,770	$1,684,411
Trade and other accounts receivable, net of allowance for doubtful accounts of $65,867 and $49,830	3,644,120	2,759,491
Inventories, net	4,183,576	3,001,520
Deferred income taxes, net	46,000	46,000
Deposits, prepaid expenses and other current assets	790,809	926,970
Total current assets	10,897,275	8,418,392

Property and equipment, net of accumulated depreciation of $8,449,405 and $7,872,887	7,215,980	7,610,258
Goodwill	1,564,966	1,564,966
Other intangible assets, net	178,293	221,482
Other assets	9,694	24,785
Total assets	$19,866,208	$17,839,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,471,828	$633,413
Accrued expenses	386,833	352,194
Current portion of acquisition note payable	-	134,083
Short term loan payable	685,180	735,655
Total current liabilities	3,543,841	1,855,345

Long term liabilities:
Long term deferred tax liability	139,000	139,000
Total long term liabilities	139,000	139,000

Total liabilities	3,682,841	1,994,345

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,711,680 outstanding	39,265	39,265
Additional paid-in-capital	10,197,677	10,143,339
Common stock held in treasury, 1,214,811 shares at cost	(3,326,579)	(3,326,579)
Retained earnings	9,273,004	8,989,513
Total shareholders’ equity	16,183,367	15,845,538
Total liabilities and shareholders’equity	$19,866,208	$17,839,883

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$6,426,120	$5,400,218	$11,885,862	$10,409,494
Cost of sales	5,079,649	4,131,193	9,427,953	8,077,540
Gross profit	1,346,471	1,269,025	2,457,909	2,331,954

Selling and marketing	224,654	177,791	415,028	361,464
General and administrative	779,084	550,617	1,395,948	1,055,911
Research and development	129,051	16,525	212,673	30,377
Total expense	1,132,789	744,933	2,023,649	1,447,752

Income from operations	213,682	524,092	434,260	884,202

Other income (expense), net	(5,563)	308	(769)	(10,022)

Income before income taxes	208,119	524,400	433,491	874,180

Income tax provision	74,000	78,000	150,000	194,000

Net income	$134,119	$446,400	$283,491	$680,180

Net income per share – basic	$0.05	$0.16	$0.10	$0.25
Net income per share – diluted	$0.05	$0.16	$0.10	$0.24
Weighted average common shares outstanding – basic	2,711,680	2,711,680	2,711,680	2,709,105
Weighted average common shares outstanding – diluted	2,716,900	2,777,384	2,927,696	2,793,267

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$283,491	$680,180

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702,210	539,060
Provision for doubtful accounts	16,037	10,000
Share based compensation	54,338	19,009
Changes in operating assets and liabilities:
Trade and other accounts receivable	(900,666)	(718,335)
Inventories	(1,182,056)	(28,468)
Deposits, prepaid expenses and other assets	151,252	(205,343)
Accounts payable and accrued expenses	1,873,054	320,321
Net cash provided by operating activities	997,660	616,424

Cash flows from investing activities:
Capital expenditures, net of disposals	(264,743)	(1,065,283)
Net cash (used in) investing activities	(264,743)	(1,065,283)

Cash flows from financing activities:
Payments on acquisition note payable	(134,083)	(30,183)
Payments on short term equipment loan (obligation)	(50,475)	-
Tax benefit from exercise of stock options	-	33,549
Proceeds from the exercise of stock options	-	59,160
Net cash provided by (used in) financing activities	(184,558)	62,526

Net increase (decrease) in cash and cash equivalents	548,359	(386,333)

Cash and cash equivalents at beginning of period	1,684,411	2,065,645
Cash and cash equivalents at end of period	$2,232,770	$1,679,312

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2008	December 31, 2007
Raw materials	$1,117,448	$872,758
Work-in-process	701,820	538,309
Finished goods	2,364,308	1,590,453
Total	$4,183,576	$3,001,520

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Six Months Ended June 30,
	2008	2007
Dividend Yield	0%	0.44%
Expected Volatility	40.65%	43%
Risk Free Interest Rate	3.28%	5.5%
Expected Option Terms (in years)	4.5	6

The Company recognized share-based compensation expense of $54,338 and $19,009 in general and administrative expense for the six months ended June 30, 2008 and 2007, respectively.  A grant totaling 107,500 options to 24 persons, including directors and management, was made during the six months ended June 30, 2008 compared with two grants totaling 20,000 for the same period in 2007.  The weighted average fair value of options at grant for the six months ended June 30, 2008 and 2007 was $2.74 and $8.83, respectively.

Share-based Incentive Plan

At June 30, 2008, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At June 30, 2008, there were 115,500 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $8.93 at June 30, 2008.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2008:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$4.85	25,000	1.08	20,000
7.15	107,500	5.51	-
9.86	69,000	3.47	69,000
12.42	10,000	4.10	2,000
14.10	10,000	4.93	2,000
23.10	10,000	4.68	2,000

The aggregated intrinsic value of options outstanding and vested at June 30, 2008 was $25,500 and $20,400, respectively.  The Company expects 122,300 of the 136,500 unvested options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2007:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2007	33,000	$3.67
Granted	107,500	2.74
Vested	(4,000)	8.83
Forfeited	-	-
Non-vested at June 30, 2008	136,500	$2.79

At June 30, 2008, there was $424,552 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 5.18 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2004 to 2007 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2008.

5. Earnings per share:

In accordance with SFAS No. 128, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares  outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At June 30, 2008, 209,500 of the 231,500 in stock equivalents were anti-dilutive and excluded in the earnings per share computation.

6. Asset Impairment:

Asset impairment charges of $22,378 were recorded in the three months ended June 30, 2008.  These charges were related to equipment used in the testing of sensors in the assembly of electrodes.  The equipment has been written down to its estimated net realizable value.

7. Subsequent events:

On July 28, 2008, the Company reported that Michael Nolan, engaged as of June 4, 2007 to serve as Chief Operating Officer of Micron pursuant to a one year employment agreement, submitted his resignation effective August 3, 2008.

8. Recent Accounting Pronouncements:

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue the use of the simplified method for determining the value of options granted as allowed by SAB 110.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward-looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions in developing countries and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

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

Results of Operations

Revenue for the three months ended June 30, 2008 was $6,426,120 versus $5,400,218 for the three months ended June 30, 2007, an increase of 19%.  Sales of sensors and snaps with silver surcharge decreased by $142,000 and high volume precision molded products and other miscellaneous sales increased by $50,000.  The decrease in revenue of sensors, snaps and high precision molded product sales was due, in part, to the periodic fluctuations in customer production schedules.  Revenue from NEM’s custom molded products and MIT’s product life cycle management programs increased $708,500 as a direct result of the growing metal related business.  This includes the precision medical machining, and the sale of imported forgings for a new large customer.  The Leominster Tool division’s contribution increased by $410,000 in revenues and does not include orthopedic implant production and tools produced for customers of the other divisions.  Engineering and tooling revenue included above increased by $72,900 as compared to the same period in 2007.  Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.

Revenue for the six months ended June 30, 2008 was $11,885,862 versus $10,409,494 for the six months ended June 30, 2007, an increase of 14%.  Sales of sensors and snaps with silver surcharge decreased by $180,000 and high volume precision molded products and other miscellaneous sales increased by $39,000.  The decrease in sensors, snaps and high precision molded product sales was due, in part, to the periodic fluctuations in customer production schedules.  Revenue from NEM’s custom molded products and MIT’s product life cycle management programs increased $1,237,000 as a direct result of the growing metal related business.  This includes the medical machining, and the importation of forgings for a new large customer.  The Leominster Tool division’s contribution increased by $380,600 in revenues and does not include orthopedic implant production and tools produced for customers of the other divisions.  Engineering and tooling revenue included above increased by $234,000 as compared to the same period in 2007.  Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.  There were no sales of the Company’s SAECG products in the first six months of 2008 or 2007.

Revenue from domestic and foreign sales is as follows:

	Three Months Ending June 30,				Six Months Ending June 30,
	2008	%	2007	%	2008	%	2007	%
United States	$3,872,638	60	$2,938,406	54	$6,939,389	58	$5,705,028	55
Canada	1,322,181	21	1,608,305	30	2,663,196	22	2,911,075	28
Europe	919,573	14	640,360	12	1,713,181	15	1,378,043	13
Pacific Rim	136,709	2	111,450	2	236,362	2	205,250	2
Other	175,019	3	101,697	2	333,734	3	210,098	2
Total	$6,426,120	100	$5,400,218	100	$11,885,862	100	$10,409,494	100

The significant increase in domestic sales was a result of the MIT division’s sales.  Canadian sales decreases can be attributed to a decrease in volume as well as price reductions in Micron’s electrophysiological sensor and snap product lines, while increased volume in the same product lines resulted in higher European revenues.  These sales are affected by the corresponding reduction or increase in silver surcharge collected.

Cost of sales was $5,079,649 or 79.0% of revenue and $4,131,193 or 76.5% of revenue for the three months ended June 30, 2008 and 2007, respectively.  Cost of sales was $9,427,953 or 79.3% for the six months ended June 30, 2008 as compared to $8,077,540 or 77.6% for the same period in 2007.  The stabilization of material costs continues to be a major focus of management efforts; however variations in customer demand at the NEM and MIT divisions for lower gross profit products can impact cost of sales percentage period to period.  Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, other manufacturing costs continue to rise.  The inability to increase our sensor prices in the competitive global marketplace hinders passing material cost increases to our customers, excluding the escalating cost of silver.  Some synergistic benefits will be realized by year end as the Leominster Tool division is fully integrated into the Fitchburg complex.  Management continues to investigate strategies to both stabilize and improve the overall gross margin without sacrificing product quality and to expand higher margin product lines.

Selling and marketing expense was $224,654 or 3.5% of revenue and $177,791 or 3.3% of revenue for the three months ended June 30, 2008 and 2007, respectively.  Selling and marketing expense was $415,028 or 3.5% for the six months ended June 30, 2008 as compared to $361,464 or 3.5% for the same period in 2007.  Selling expenses are expected to be stable as a percentage of sales.  The selling expense increased with additional personnel and travel expenses.

General and administrative expense was $779,084 or 12.1% of revenue and $550,617 or 10.2% of revenue for the three months ended June 30, 2008 and 2007, respectively.  General and administrative expense was $1,395,948 or 11.7% for the six months ended June 30, 2008 as compared to $1,055,911 or 10.1% for the same period in 2007.  Included in the increase of expense for the three months ended June 30, 2008 is a one time charge of $250,000 for costs associated with a terminated acquisition following due diligence.  In the six months ended June 30, 2008, the cost of additional administrative personnel and technology upgrades in preparation for Section 404 of the Sarbanes-Oxley Act of 2002 compliance increased the expense when compared to a similar period in 2007.  Although the delay by the SEC for outside auditor attestation requirements of Section 404 will limit a previously expected increase in audit fees for the end of 2008, the costs associated with internal control documentation with outside consultants began in the first quarter, and continues as planned.  The Company expects the new enterprise resource planning solution to improve data collection and reporting in all aspects of the business.

Research and development expense was $129,051 or 2% of revenue and $16,525 or 0.3% of revenue for the three months ended June 30, 2008 and 2007, respectively.  Research and development expense was $212,673 or 1.8% for the six months ended June 30, 2008 as compared to $30,377 or 0.3% for the same period in 2007.  The three months ended June 30, 2008 included $52,000 of expense for equipment tested in a process improvement project with the sensor product line as well as the impairment of equipment used for final product testing.  Other costs are related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, expenses continue with technical support of a National Institute of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on patentable technologies on the Micron sensor and snap product line.  This work is expected to continue through the end of 2008.

Other income (expense), net was $5,563 in expense versus income of $308 for the three months ended June 30, 2008 and 2007, respectively.  Other expense was $769 and $10,022 for the six months ended June 30, 2008 and 2007, respectively.  Interest income in the six months ended June 30, 2008 was offset by interest expense of $23,772 associated with an acquisition and equipment notes.  The income in the same period in 2007 was the result of interest income on cash balances.

Income taxes as a percent of income before income taxes were 36% and 35% for the three and six months ended June 30, 2008, and 15% and 22% for the three and six months ended June 30, 2007.  The differences in effective tax rate are a result of the timing of tax credits earned.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Basic earnings per share decreased to $0.05 from $0.16 for the three months ended June 30, 2008 and 2007, respectively, and decreased to $0.10 from $0.25 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in the current interim period includes a non-recurring charge of $302,000, related to the acquisition and research and development activities.  This charge, net of tax, decreased basic earnings per share by $0.07.

Liquidity and Capital Resources

Working capital was $7,353,434 at June 30, 2008 compared to $6,563,047 at December 31, 2007, an increase of $790,387.  The increase in working capital is the result of an increase in operating cash flow.  Operating cash flow is expected to continue to increase faster than planned capital expenditure for the next six months.  Capital investment could decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $264,743 for the six months of 2008 as compared to $1,065,283 for the same period in 2007.  The capital expenditures during the first six months of 2008 and 2007 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.  Included in the capital expenditures for 2007 is the acquisition of an adjacent property to the Company’s Fitchburg complex and technology upgrades for a new enterprise resource planning solution.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of June 30, 2008 or December 31, 2007.  In September 2007, a one year note for $813,000 at the fixed rate of 6.75% per annum for metal machining equipment was drawn down by $383,000.  A second payment of $383,000 was made in January of 2008 for this equipment.  The equipment note is amortized over seven years with a balloon payment at September 30, 2008.

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

Based on management’s on-going analysis of accounts receivable balances, and after the initial recognition of the revenue, if an event occurs which may adversely affect the ultimate collectability of the related receivable, management will record an allowance for the bad debt.  Bad debts have not had a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, and estimates on the expected time period that employees will retain their vested options prior to exercising them.  The number of shares that are expected to be forfeited before the options are vested are included in the calculation of compensation expense.  The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  There was no impairment as of June 30, 2008.

Asset Impairment – Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When it is determined that the carrying value of such assets may not be recoverable, the Company generally measures any impairment based on projected undiscounted future cash flows attributed to the asset and its carrying value.  If the carrying value exceeds the future discounted cash flows, asset impairment would be recorded.  In the three months ended June 30, 2008, a long lived asset used in research and development was impaired for $22,378.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Large OEM customers can change their demand on short notice, further adding to the unpredictability of our quarterly sales and earnings.

Our quarterly results have in the past and may in the future vary due to the lack of dependable long-term demand forecasts from our larger OEM customers.  In addition to this risk, many of our OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon.  These changes may result in us incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations.  In particular, our quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter.  Our expense levels and inventory, to a large extent, are based on shipment expectations in the quarter.  If sales levels fall below these expectations, through a delay in orders or otherwise, operating results are likely to be adversely affected.  Although we have tried to lessen our dependency on a few large customers, this is the nature of the OEM customers that we serve and we can provide no assurance that we will be able to materially alter this dependency in the immediate future, if at all.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 6, 2008, the Company held its Annual Meeting of Stockholders. The following is a tabulation of the voting on the proposals presented at the Annual Meeting.

Proposal 1: The following nominees were elected as a Class I directors, each to serve for three years and until his successor has been duly elected and qualified.

	Share Voted For	Shares Withheld
Mr. James E. Rouse	2,007,236	430,872
Mr. Jason R. Chambers	2,285,035	153,163

The terms of office of Mr. E.P. Marinos and Dr. Julius Tabin (Class II directors) and Dr. Paul Walter (Class III director) continued after the Annual Meeting.

Proposal 2:  The appointment of Carlin, Charron & Rosen LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified.

Share Voted For	Shares Withheld	Shares Abstaining
2,282,711	140,771	14,716
Proposal 3:  To consider and vote on a proposal to authorize the Board of Directors to adjourn the Annual Meeting to a later date or dates, if necessary, to allow time for further solicitation of proxies, in the event there are insufficient votes present in person or represented by proxy at the Annual Meeting to approve the proposals.

Share Voted For	Shares Withheld	Shares Abstaining
2,000,231	415,332	22,635

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	By-laws(b)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
10.45*	Employment agreement between Michael F. Nolan and the Company dated June 4, 2007. (e)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission in December 2007.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.
(e)	Incorporated by reference from the Company’s Form 10-QSB for period ended June 30, 2007 as filed with the Commission in August of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
Dated: August 7, 2008	By:	/s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David A. Garrison
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