Form 10-Q
period 2008-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2008-11-14
CIK 819689

Table of Contents
UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008 or

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

As of October 28, 2008 there were 2,711,680 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1A. Risk Factors
Item 6.  Exhibits
SIGNATURES

Exhibit	31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-1
Exhibit	31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4
Exhibit	99.1	Press release dated October 6, 2008, re stock buyback program.	X-5

i

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,062,770	$1,684,411
Trade and other accounts receivable, net of allowance for doubtful accounts of $48,367 and $49,830	3,890,856	2,759,491
Inventories, net	3,704,398	3,001,520
Deferred income taxes, net	46,000	46,000
Deposits, prepaid expenses and other current assets	851,858	926,970
Total current assets	10,555,882	8,418,392

Property and equipment, net of accumulated depreciation of $8,773,888 and $7,872,887	7,300,881	7,610,258
Goodwill	1,564,966	1,564,966
Other intangible assets, net	160,652	221,482
Other assets	3,036	24,785
Total assets	$19,585,417	$17,839,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,070,863	$633,413
Accrued expenses	429,888	352,194
Current portion of acquisition note payable	-	134,083
Short term loan payable	661,164	735,655
Total current liabilities	3,161,915	1,855,345
Long term liabilities:
Long term deferred tax liability	149,000	139,000
Total long term liabilities	149,000	139,000

Total liabilities	3,310,915	1,994,345

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,711,680 outstanding	39,265	39,265
Additional paid-in-capital	10,220,673	10,143,339
Common stock held in treasury, 1,214,811 shares at cost	(3,326,579)	(3,326,579)
Retained earnings	9,341,143	8,989,513
Total shareholders’ equity	16,274,502	15,845,538
Total liabilities and shareholders’ equity	$19,585,417	$17,839,883

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$5,838,390	$4,457,688	$17,724,252	$14,867,182
Cost of sales	4,996,830	3,203,293	14,424,783	11,280,833
Gross profit	841,560	1,254,395	3,299,469	3,586,349

Selling and marketing	200,887	209,459	615,915	570,923
General and administrative	521,548	574,865	1,917,496	1,630,776
Research and development	35,682	14,594	248,355	44,971
Total expense	758,117	798,918	2,781,766	2,246,670

Income from operations	83,443	455,477	517,703	1,339,679
Other income (expense), net	(5,304)	(1,935)	(6,073)	(11,957)
Income before income taxes	78,139	453,542	511,630	1,327,722

Income tax provision	10,000	33,000	160,000	227,000
Net income	$68,139	$420,542	$351,630	$1,100,722

Net income per share – basic	$0.03	$0.16	$0.13	$0.41
Net income per share – diluted	$0.03	$0.15	$0.12	$0.40
Weighted average common shares outstanding – basic	2,711,680	2,711,680	2,711,680	2,709,973
Weighted average common shares outstanding – diluted	2,712,481	2,765,103	2,926,089	2,785,411

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$351,630	$1,100,722

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,044,334	837,163
Provision for doubtful accounts	(1,463)	20,000
Deferred Income tax provision	10,000	-
Share based compensation	77,334	32,325
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,129,902)	(100,419)
Inventories	(702,878)	(690,523)
Deposits, prepaid expenses and other assets	96,861	(157,182)
Accounts payable and accrued expenses	1,515,144	256,282
Net cash provided by operating activities	1,261,060	1,499,206

Cash flows from investing activities:
Capital expenditures, net of disposals	(674,127)	(1,417,210)
Net cash used in investing activities	(674,127)	(1,417,210)

Cash flows from financing activities:
Payments on acquisition note payable	(134,083)	(45,747)
Payments on short term equipment loan (obligation)	(74,491)	-
Tax benefit from exercise of stock options	-	33,549
Proceeds from the exercise of stock options	-	59,160
Net cash provided by (used in) financing activities	(208,574)	46,962

Net increase in cash and cash equivalents	378,359	128,958

Cash and cash equivalents at beginning of period	1,684,411	2,065,645
Cash and cash equivalents at end of period	$2,062,770	$2,194,603

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2008	December 31, 2007
Raw materials	$1,545,244	$872,758
Work-in-process	633,736	538,309
Finished goods	1,525,418	1,590,453
Total	$3,704,398	$3,001,520

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

The Company recognized share-based compensation expense of $77,334 and $32,325 in general and administrative expense for the nine months ended September 30, 2008 and 2007, respectively.  Grants totaling 107,500 options to 24 persons, including directors and management, were made during the nine months ended September 30, 2008 compared with two grants totaling 20,000 for the same period in 2007.  The weighted average fair value of options at grant for the nine months ended September 30, 2008 and 2007 was $2.74 and $8.83, respectively.

Share-based Incentive Plan

    At September 30, 2008, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  At the annual shareholder meeting on May 11, 2007, the shareholders approved an amendment to the plan adding an additional 200,000 shares for future grant.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At September 30, 2008, there were 133,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $8.75 at September 30, 2008.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2008:
Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$4.85	25,000	0.83	25,000
7.15	100,000	5.26	-
9.86	69,000	3.22	69,000
12.42	10,000	3.84	4,000
23.10	10,000	4.43	2,000

    The aggregated intrinsic value of options outstanding and vested at September 30, 2008 was $0 and $20,400, respectively.  The Company expects 95,900 of the 114,000 unvested options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2007:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2007	33,000	$3.67
Granted	107,500	2.74
Vested	(9,000)	3.95
Forfeited	(17,500)	5.11
Non-vested at September 30, 2008	114,000	$3.45

    At September 30, 2008, there was $328,293 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 5.05 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2005 to 2007 remain open to examination by the IRS, and 2004 to 2007 remain open in state jurisdictions.  The Company believes it is not subject to any significant tax risk.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2008.

5. Earnings per share:

In accordance with SFAS No. 128, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares  outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At September 30, 2008, 209,500 of the 231,500 in stock equivalents were anti-dilutive and excluded in the earnings per share computation.

6. Asset Impairment:

Asset impairment charges of $22,378 were recorded in the nine months ended September 30, 2008.  These charges were related to equipment used in the testing of sensors in the assembly of electrodes.  The equipment has been written down to its estimated net realizable value.

7. Subsequent Events:

In October 2008 the Company’s board of directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding common stock.  No shares have been acquired to date.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward-looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  The factors that could cause actual results to differ materially include: fluctuations in customer delivery schedules, interruptions or cancellation of existing contracts, inability to integrate acquisitions, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, and changing economic conditions and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological sensors.  These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications.  Micron has expanded into custom plastic injection molded products and product life cycle management.  Revenues in this sector are primarily custom injection molding, tooling, and end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.

Results of Operations

Revenue for the three months ended September 30, 2008 was $5,838,390 versus $4,457,688 for the three months ended September 30, 2007, an increase of 31%.  Sales of sensors and snaps with silver surcharge increased by $495,000 and high volume precision molded products and other miscellaneous sales increased by $26,000.  The increase in revenue of sensors, snaps and high precision molded product sales was due, in part, to the periodic fluctuations in customer production schedules.  A decrease of $47,000 in revenue from NEM’s custom molded products was offset by an increase of $1,043,000 in revenue from MIT’s product life cycle management programs as a direct result of the growing metal related business.  This increase includes $246,000 in precision medical machining and $1,207,000 in the sale of imported forgings for a new customer.  This was offset by a periodic decrease of $410,000 in defense industry revenue.  Revenue from the Leominster Tool division decreased by $136,000 and does not include orthopedic implant production and tools produced for customers of the other divisions.  Engineering and tooling revenue included above increased by $4,600 as compared to the same period in 2007.  Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.

Revenue for the nine months ended September 30, 2008 was $17,724,252 versus $14,867,182 for the nine months ended September 30, 2007, an increase of 19%.  Sales of sensors and snaps with silver surcharge increased by $316,000 and high volume precision molded products and other miscellaneous sales increased by $63,000.  A decrease of $164,000 in revenue from NEM’s custom molded products was offset by an increase of $2,397,000 from MIT’s product life cycle management programs as a direct result of the growing metal related business.  This increase includes but is not limited to $670,000 in precision medical machining and $2,777,000 from the sale of imported forgings for a new large customer, and offset by a decrease of $1,056.000 in MIT’s defense industry revenue.  The decrease in defense industry revenue is due to the irregular delivery schedule of our customer and does not reflect a change in the long term expectation of deliveries.  Revenue in the Leominster Tool division increased by $245,000 in revenues and does not include orthopedic implant production and tools produced for customers of the other divisions.  Engineering and tooling revenue included above increased by $242,000 as compared to the same period in 2007.  Engineering and tooling revenues typically occur at the beginning of a product life cycle or when a customer changes its manufacturing source.  After the design and manufacture of the prototype and/or production tooling, the Company should benefit from product sales as it begins to utilize the customer owned tooling.  There were no sales of the Company’s SAECG products in the first nine months of 2008 or 2007.

Revenue from domestic and foreign sales is as follows:

	Three Months Ending September 30,				Nine months Ending September 30,
	2008	%	2007	%	2008	%	2007	%
United States	$3,532,956	61	$2,653,515	60	$10,472,345	59	$8,358,543	56
Canada	1,338,178	23	1,130,046	25	4,001,374	23	4,041,121	27
Europe	729,500	12	506,457	11	2,442,681	14	1,884,500	13
Pacific Rim	115,349	2	72,939	2	351,711	2	278,189	2
Other	122,407	2	94,731	2	456,141	2	304,829	2
Total	$5,838,390	100	$4,457,688	100	$17,724,252	100	$14,867,182	100

Cost of sales was $4,996,830 or 85.6% of revenue and $3,203,293 or 71.9% of revenue for the three months ended September 30, 2008 and 2007, respectively.  Cost of sales was $14,424,783 or 81.4% for the nine months ended September 30, 2008 as compared to $11,280,833 or 75.9% for the same period in 2007.  The stabilization of material costs continues to be a major focus of management efforts.  The forged products in the MIT division have higher than expected costs as quality problems from a subcontractor have required extensive internal time and effort.  All current products, services and programs, including those in development, are being evaluated for contribution and value to our overall business strategy and results.  Products, services and programs that are underperforming from an overall contribution standpoint and not expected to improve will be phased out or discontinued so that the Company’s resources can be put to use in developing those of more strategic value.  Although management has been successful in stabilizing a portion of the electricity costs by negotiating a long-term purchase agreement, energy costs for the nine months ended September 30, 2008 are $111,000 higher than the same period in 2007.  Other manufacturing costs continue to rise adding pressure to our margins.  While some synergistic benefits will be realized in 2009, the integration of the Leominster Tool division into the Fitchburg complex will add costs in the next interim period.  Management continues to investigate strategies to both stabilize and improve the overall gross margin without sacrificing product quality and to expand higher margin product lines and product lines with more stable demand forecasts.

Selling and marketing expense was $200,887 or 3.4% of revenue and $209,459 or 4.7% of revenue for the three months ended September 30, 2008 and 2007, respectively.  Selling and marketing expense was $615,915 or 3.5% for the nine months ended September 30, 2008 as compared to $570,923 or 3.8% for the same period in 2007.  Selling expenses are expected to be stable as a percentage of sales.

General and administrative expense was $521,548 or 8.9% of revenue and $574,865 or 12.9% of revenue for the three months ended September 30, 2008 and 2007, respectively.  General and administrative expense was $1,917,496 or 10.8% for the nine months ended September 30, 2008 as compared to $1,630,776 or 11% for the same period in 2007.  Included in the increase of expense for the nine months ended September 30, 2008 is a one time charge of $250,000 for costs associated with a terminated acquisition following due diligence.  During this same period, the cost of additional administrative personnel of $32,000, and $71,000 of additional depreciation for the technology upgrades in preparation for Section 404 of the Sarbanes-Oxley Act of 2002 compliance increased the expense when compared to the similar period in 2007.  Although the delay by the SEC for outside auditor attestation requirements of Section 404 will limit a previously expected increase in audit fees for the end of 2008, the costs associated with internal control documentation with outside consultants cost $69,000 for the nine months in 2008, and continues as planned.  The Company expects the new enterprise resource planning solution to improve data collection and reporting in all aspects of the business.

Research and development expense was $35,682 or 0.6% of revenue and $14,594 or 0.3% of revenue for the three months ended September 30, 2008 and 2007, respectively.  Research and development expense was $248,355 or 1.4% of revenue for the nine months ended September 30, 2008 as compared to $44,971 or 0.3% of revenue for the same period in 2007.  The nine months ended September 30, 2008 included $52,000 of expense for equipment tested in a process improvement project with the sensor product line as well as the impairment of equipment used for final product testing.  Other costs are related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, expenses continue with technical support of a National Institute of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on patentable technologies on the Micron sensor and snap product line.  This work is expected to continue through the end of 2008.

Other income (expense), net was $5,304 in expense versus expense of $1,935 for the three months ended September 30, 2008 and 2007, respectively.  Other expense was $6,073 and $11,957 for the nine months ended September 30, 2008 and 2007, respectively.  Interest income of $25,987 and $20,921 in the nine months ended September 30, 2008 and 2007 was offset by interest expense in the same periods of $35,481 and $12,015 associated with acquisition and equipment notes.

Income taxes as a percent of income before income taxes were 12.8% and 31.3% for the three and nine months ended September 30, 2008, and 7.3% and 17.1% for the three and nine months ended September 30, 2007.  The differences in effective tax rate are a result of the timing of tax credits earned.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax provision in the future.

Basic earnings per share decreased to $0.03 from $0.16 for the three months ended September 30, 2008 and 2007, respectively, and decreased to $0.13 from $0.41 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in expenses described above had a direct impact to the earnings per share when comparing the three and nine months ended September 30, 2008 to the same period in the prior year.  The decrease in the nine months ended September 30, 2008 includes non-recurring charges totaling $302,000, related to the acquisition and research and development activities.  This charge, net of tax, decreased basic earnings per share during the nine months by $0.07.

Liquidity and Capital Resources

Working capital was $7,393,967 at September 30, 2008 compared to $6,563,047 at December 31, 2007, an increase of $830,920.  Operating cash flow is expected to continue to increase faster than planned capital expenditure for the next nine months.  Capital investment could decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $674,127 for the nine months of 2008 as compared to $1,417,210 for the same period in 2007.  The capital expenditures during the first nine months of 2008 and 2007 were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.  Included in the capital expenditures for 2007 is the acquisition of an adjacent property to the Company’s Fitchburg complex and technology upgrades for a new enterprise resource planning solution.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of September 30, 2008 or December 31, 2007.  In September 2007, a one year note for $813,000 at the fixed rate of 6.75% per annum for metal machining equipment was drawn down by $383,000.  A second payment of $383,000 was made in January of 2008 for this equipment.  This note was extended for a year with a decrease in the fixed rate to 6.5% per annum.  This equipment note is amortized over six years with a balloon payment at September 15, 2009.

In October 2008 the Company’s board of directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding common stock.  No shares have been acquired to date.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset. When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  There was no impairment as of September 30, 2008.

Asset Impairment – Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When it is determined that the carrying value of such assets may not be recoverable, the Company generally measures any impairment based on projected undiscounted future cash flows attributed to the asset and its carrying value.  If the carrying value exceeds the future discounted cash flows, asset impairment would be recorded.  In the nine months ended September 30, 2008, a long lived asset used in research and development was impaired for $22,378.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, one should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation(a)
3.1	By-laws(b)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(d)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on Page X-4.
99.1	Press release dated October 6, 2008, re stock buy back program.
__________________________

* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW
(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission in December 2007.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on May 21, 2004.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
Dated: November 14, 2008	By: /s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the DFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
99.1	Press release dated October 6, 2008, re stock buy back program.