Form 10-Q
period 2009-05-08
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2009-05-11
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [  ]      Accelerated filer [  ]     Non-Accelerated filer [  ]     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of May 10, 2009 there were 2,688,291 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2009

 PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Cash Flows
              Notes to the Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Item 4.   Controls and Procedures

 PART II - OTHER INFORMATION

Item 5.   Other Information
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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	March 31, 2009	December 31, 2008
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$2,501,971	$2,320,467
Trade and other accounts receivable, net of allowance for doubtful accounts of $51,619 and $45,619	3,215,112	2,705,145
Inventories, net	3,818,900	3,727,492
Deferred income taxes, net	16,000	21,000
Prepaid tax	239,500	309,000
Deposits, prepaid expenses and other current assets	217,624	392,209
Total current assets	10,009,107	9,475,313

Property and equipment, net of accumulated depreciation of $9,435,604 and $9,111,067	7,164,363	7,305,278
Goodwill	1,564,966	1,564,966
Other intangible assets, net	131,229	143,010
Total assets	$18,869,665	$18,488,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,383,663	$1,106,974
Accrued expenses	323,940	289,527
Short term loan payable	614,543	638,091
Total current liabilities	2,322,146	2,034,592
Long term liabilities:
Long term deferred tax liability, net	295,000	315,500
Total long term liabilities	295,000	315,500
Total liabilities	2,617,146	2,350,092

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,688,291 outstanding	39,265	39,265
Additional paid-in-capital	10,275,838	10,243,568
Common stock held in treasury, 1,238,200 shares at cost	(3,380,554)	(3,380,554)
Retained earnings	9,317,970	9,236,196
Total shareholders’ equity	16,252,519	16,138,475
Total liabilities and shareholders’ equity	$18,869,665	$18,488,567

The accompanying notes are an integral part of the consolidated financial statements.

1

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue	$4,683,454	$5,459,742
Cost of sales	3,739,132	4,348,304
Gross profit	944,322	1,111,438
Selling and marketing	150,449	190,374
General and administrative	575,505	616,864
Research and development	68,758	83,622
Total expense	794,712	890,860
Income from operations	149,610	220,578
Other income (expense), net	(13,836)	4,794
Income before income taxes	135,774	225,372
Income tax provision	54,000	76,000
Net income	$81,774	$149,372
Net income per share – basic	$0.03	$0.06
Net income per share – diluted	$0.03	$0.05
Weighted average common shares Outstanding – basic	2,688,291	2,711,680
Weighted average common shares Outstanding – diluted	2,688,291	2,719,385

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$81,774	$149,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346,628	358,482
Share based compensation	32,270	26,970
Provision for doubtful accounts	6,000	17,500
Deferred tax assets	(15,500)	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(515,967)	(1,528,599)
Inventories	(91,408)	(837,465)
Deposits, prepaid expenses and other assets	244,085	(99,068)
Accounts payable and accrued expenses	311,102	1,853,844
Net cash provided by (used in) operating activities	398,984	(58,964)
Cash flows from investing activities:
Capital expenditures, net of disposals	(193,932)	(157,272)
Net cash used in investing activities	(193,932)	(157,272)
Cash flows from financing activities:
Payments on acquisition note payable	(23,548)	(160,034)
Net cash used in financing activities	(23,548)	(160,034)
Net increase (decrease) in cash and cash equivalents	181,504	(376,270)
Cash and cash equivalents at beginning of period	2,320,467	1,684,411
Cash and cash equivalents at end of period	$2,501,971	$1,308,141

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiary (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 filed March 25, 2009.

The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

2. Inventories:

Inventories consist of the following as of:	March 31, 2009	December 31, 2008
Raw materials	$1,142,754	$1,099,876
Work-in-process	875,041	773,245
Finished goods	1,801,105	1,854,371
Total	$3,818,900	$3,727,492

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

Three Months Ended
March 31, 2008
Dividend Yield	0%
Expected Volatility	40.65%
Risk Free Interest Rate	3.28%
Expected Option Terms (in years)	4.5

The Company recognized share-based compensation expense of $32,270 and $26,970 in general and administrative expense for the three months ended March 31, 2009 and 2008, respectively.  A grant totaling 107,500 options to 24 persons including directors and management was made during the three months ended March 31, 2008.  No grants were made in the first three months of 2009.

Share-based Incentive Plan

At March 31, 2009, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At March 31, 2009, there were 140,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $8.76 at March 31, 2009.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2009:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$ 4.85	25,000	0.33	25,000	$ 0.66
7.15	96,000	4.76	19,200	2.74
9.86	69,000	2.72	66,000	4.22
12.42	10,000	3.35	4,000	5.38
14.10	10,000	4.18	--	6.88
23.10	10,000	3.93	4,000	10.77

The aggregated intrinsic value of options outstanding and vested at March 31, 2009 was $0.  The Company expects 73,000 of the 88,800 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	111,000	$ 3.46
Granted	-	-
Vested	(21,200)	3.50
Forfeited	(1,000)	2.74
Non-vested at March 31, 2009	88,800	$ 3.48

At March 31, 2009, there was $277,974 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 4.47 years.

4. Income Taxes:

The Company accounts for income taxes in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2005 to 2008 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2009.

5. Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities.  The adoption of SFAS No. 161 will not have a material impact on our Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices and our ability to offset higher costs with price increases; the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; variability of customer delivery requirements; our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological electrodes.  These disposable medical devices are used world wide in the monitoring of electric signals in various medical applications.  Micron has expanded into custom plastic injection molded products and product life cycle management.  Revenues in this sector are primarily custom injection molding, tooling, and end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.

Results of Operations

Revenue for the three months ended March 31, 2009 was $4,683,454 versus $5,459,742 for the three months ended March 31, 2008, a decrease of 14%. Revenues associated with Micron’s medical sensors and snaps with silver surcharge decreased by $271,100 and high volume precision molded products and other miscellaneous sales decreased by $21,400.  The change in revenues from sensors and snaps is due to price concessions to several large customers.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $438,000 partially a result of eliminating the distribution of an unprofitable forging product.  The MIT division in Micron Products includes the custom manufacturing and product life cycle businesses.  The revenue is derived from the custom molding, precision metal machining and mold making activities.  Other sales, including the snap attaching machine business unit, decreased $45,700 when compared to the same period in 2008.  There were no sales of the Company’s SAECG products in the first three months of 2009 or 2008.

Revenue from domestic and foreign sales for the first three months is as follows:

	Three Months Ending March 31,
	2009	%	2008	%
United States	$2,615,989	56	$3,066,751	56
Canada	946,678	20	1,341,015	25
Europe	801,546	17	793,608	14
Pacific Rim	151,430	3	99,653	2
Other	167,811	4	158,715	3
Total	$4,683,454	100	$5,459,742	100

The decrease in domestic sales was largely a result of the MIT division’s elimination of an unprofitable forging product.  Canadian sales decrease is the result of price concessions and a decrease in silver surcharge collected for Micron’s electrophysiological sensor product lines.

Cost of sales was $3,739,132 for the three months ended March 31, 2009 as compared to $4,348,304 for the same period in 2008.  The cost of sales percentage was 80% of revenue for the three months ended March 31, 2009 and for the same period in 2008.  Cost of manufacturing has been stabilized with recent success of a company-wide cost reduction team.  The stabilization and reduction of costs remains a priority of management efforts.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  Management continues to investigate ways to improve the overall gross margin by elimination of low contribution products while expanding higher margin product lines.  Increased investment in automated equipment necessary to lower manufacturing costs and improve gross margin is planned for the balance of 2009.

Selling and marketing expense was $150,449 for the three months ended March 31, 2009 as compared to $190,374 for the same period in 2008.  The selling and marketing expense was 3.2% of sales in the three months ended March 31, 2009 and 3.5% for the same period in 2008.  Selling expenses continue to be stable as a percentage of sales.  The decrease in selling expenses reflect a decrease in personnel and travel costs.  Selling expenses as a percentage of sales has been and is expected to remain stable in 2009.

General and administrative expense was $575,505 for the three months ended March 31, 2009 as compared to $616,864 for the same period in 2008.  The general and administrative expense was 12% of sales in the three months ended March 31, 2009 and 11% for the same period in 2008.  The decrease in expense included a net reduction in personnel cost from the same period in 2008 as well as lower period over period costs related to Section 404 of the Sarbanes-Oxley Act of 2002 compliance.

Research and development expense was $68,758 for the three months ended March 31, 2009 as compared to $83,622 for the same period in 2008.  The research and development expense was 1.5% of sales in the three months ended March 31, 2009 and in the same period in 2008.  Approximately 11% of the expense was related to ART’s product, Predictor®7.  Although base development work on Predictor 7 has been completed, product testing costs were expended to support a National Institute of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line.  This work is expected to continue through the end of 2009.

Other expense, net was $13,836 versus income of $4,794 for the three months ended March 31, 2009 and 2008, respectively.  Interest income in the period ended March 31, 2009 was offset by a loss on disposal of assets of $9,304 and interest expense of $10,253 associated with an equipment note compared with $12,353 interest expense in the period ended March 31, 2008.

Income taxes as a percent of income before income taxes were 40% for the three months ended March 31, 2009 as compared to 34% for the same period in 2008.  This difference was the result of tax credits earned in 2008.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $7,686,961 at March 31, 2009 compared to $7,440,721 at December 31, 2008, an increase of $246,240.  The increase resulted from the operational cash flows exceeding our capital investment and reduction of debt.  Capital investment will decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.  Capital investment in automation equipment is expected to reduce working capital over the next 6 months of 2009.

Net capital expenditures were $193,932 for the first three months of 2009 as compared to $157,272 for the same period in 2008. The largest portion of the capital expenditures in the first three months of 2009 resulted from the routine replacement of tooling on our sensor product line.  In addition, 2009 capital expenditures included deposits on production equipment to be installed in the second and third quarters.  Included in the capital expenditures for the same period in 2008 was the continued installation of the Enterprise Resource Planning software, including shop floor bar code acquisition devices, as well as upgrades to and replacement of existing machinery and tooling.  Capital expenditures for the three months ended March 31, 2009 were made with cash on hand.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of March 31, 2009 or December 31, 2008.  The Company has a one year term note secured by equipment with a limit of $813,000.  The loan was drawn down by $383,000 for equipment delivered and installed in October 2007.  A second payment of $383,000 was made in January of 2008 for this equipment.  In the third quarter of 2008 the equipment note was extended for one year with a decrease in the fixed rate from 6.75% to 6.5% per annum.  The equipment note is amortized over 6 years with a balloon payment for the remaining balance at September 15, 2009.  The acquisition note related to the acquisition of Leominster Tool in December of 2006 was paid in full in March 2008.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  An aggregate of 23,389 shares were purchased in the fourth quarter of 2008 under the program for an aggregate of $53,975.  No purchases were made in the first three months of 2009.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  As of March 31, 2009, no impairment of goodwill was required.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

The Company’s annual meeting of stockholders will be conducted on June 19, 2009 in Leominster, MA.  A record date of April 24, 2009 has been set for the meeting.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 11, 2009	By: /s/ James E. Rouse
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