Form 10-Q
period 2009-07-29
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2009-08-04
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

[    ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

001-09731
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [  ]      Accelerated filer [  ]     Non-Accelerated filer [  ]     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of July 30, 2009 there were 2,675,481 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosure About Market Risks
Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 5.  Risk Factors
Item 6.  Submission of Matters to a Vote of Security Holders.
Item 7.  Exhibits

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	June 30, 2009	December 31, 2008
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$2,016,570	$2,320,467
Trade and other accounts receivable, net of allowance for doubtful accounts of $56,710 and $45,619	3,810,514	2,705,145
Inventories, net	3,591,466	3,727,492
Deferred income taxes, net	17,300	21,000
Prepaid tax	271,396	309,000
Deposits, prepaid expenses and other current assets	297,395	392,209
Total current assets	10,004,641	9,475,313

Property and equipment, net of accumulated depreciation of $9,768,891 and $9,111,067	7,271,717	7,305,278
Goodwill	1,564,966	1,564,966
Other intangible assets, net	119,449	143,010
Total assets	$18,960,773	$18,488,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,357,350	$1,106,974
Accrued expenses	355,130	289,527
Short term loan payable	590,822	638,091
Total current liabilities	2,303,302	2,034,592
Long term liabilities:
Long term deferred tax liability, net	356,716	315,500
Total long term liabilities	356,716	315,500

Total liabilities	2,660,018	2,350,092

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,675,481 and 2,688,291 outstanding	39,265	39,265
Additional paid-in-capital	10,280,338	10,243,568
Common stock held in treasury, 1,251,010 and 1,238,200 shares at cost	(3,413,742)	(3,380,554)
Retained earnings	9,394,894	9,236,196
Total shareholders’ equity	16,300,755	16,138,475
Total liabilities and shareholders’ equity	$18,960,773	$18,488,567

The accompanying notes are an integral part of the consolidated financial statements.

1

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$5,371,439	$6,426,120	$10,054,893	$11,885,862
Cost of sales	4,496,306	5,079,649	8,235,447	9,427,953
Gross profit	875,133	1,346,471	1,819,446	2,457,909

Selling and marketing	183,729	224,654	334,180	415,028
General and administrative	512,391	779,084	1,087,895	1,395,948
Research and development	57,716	129,051	126,463	212,673
Total expense	753,836	1,132,789	1,548,538	2,023,649

Income from operations	121,297	213,682	270,908	434,260

Other income (expense), net	(5,377)	(5,563)	(19,210)	(769)

Income before income taxes	115,920	208,119	251,698	433,491

Income tax provision	39,000	74,000	93,000	150,000

Net income	$76,920	$134,119	$158,698	$283,491

Net income per share – basic	$0.03	$0.05	$0.06	$0.10
Net income per share – diluted	$0.03	$0.05	$0.06	$0.10
Weighted average common shares Outstanding – basic	2,677,777	2,711,680	2,680,341	2,711,680
Weighted average common shares Outstanding – diluted	2,677,777	2,716,900	2,680,341	2,927,696

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$158,698	$283,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691,694	702,210
Share based compensation	36,770	54,338
Provision for doubtful accounts	11,091	16,037
Deferred tax assets	44,916	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,116,460)	(900,666)
Inventories	136,026	(1,182,056)
Deposits, prepaid expenses and other assets	132,418	151,252
Accounts payable and accrued expenses	315,979	1,873,054
Net cash provided by operating activities	411,132	997,660
Cash flows from investing activities:
Capital expenditures, net of disposals	(634,572)	(264,743)
Net cash used in investing activities	(634,572)	(264,743)
Cash flows from financing activities:
Payments on acquisition note payable	-	(134,083)
Payments on short term equipment loan (obligation)	(47,269)	(50,475)
Purchase of Treasury Stock	(33,188)	-
Net cash used in financing activities	(80,457)	(184,558)
Net increase (decrease) in cash and cash equivalents	(303,897)	548,359
Cash and cash equivalents at beginning of period	2,320,467	1,684,411
Cash and cash equivalents at end of period	$2,016,570	$2,232,770

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2009	December 31, 2008
Raw materials	$1,219,933	$1,099,876
Work-in-process	457,655	773,245
Finished goods	1,913,878	1,854,371
Total	$3,591,466	$3,727,492

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

The Company recognized share-based compensation expense of $36,770 and $54,338 in general and administrative expense for the six months ended June 30, 2009 and 2008, respectively.  A grant totaling 107,500 options to 24 persons including directors and management was made during the six months ended June 30, 2008.  No grants were made in the first six months of 2009.

Share-based Incentive Plan

At June 30, 2009, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At June 30, 2009, there were 140,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $8.76 at June 30, 2009.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2009:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$ 4.85	25,000	0.08	25,000	$ 0.66
7.15	96,000	4.51	19,200	2.74
9.86	69,000	2.47	66,000	4.22
12.42	10,000	3.10	4,000	5.38
23.10	10,000	3.68	4,000	10.77

The aggregated intrinsic value of options outstanding and vested at June 30, 2009 was $0.  The Company expects 73,000 of the 88,800 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	111,000	$ 3.46
Granted	-	-
Vested	(21,200)	3.50
Forfeited	(1,000)	2.74
Non-vested at June 30, 2009	88,800	$ 3.46

At June 30, 2009, there was $258,366 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This non-cash expense is expected to be recognized over a weighted average period of 4.22 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2005 to 2008 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.  Interest and penalties for a state jurisdiction audit of revenue and sales tax over a 3 year period resulted in $1,685 of interest expense recognized during the six months ended June 30, 2009.

5. Earnings per share:

In accordance with SFAS No. 128, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computer similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At June 30, 2009, all of stock equivalents were anti-dilutive and excluded in the earnings per share computation.

6. Asset Impairment:

Asset impairment charges of $22,378 were recorded in the three months ended June 30, 2008.  These charges were related to equipment used in the testing of sensors in the assembly of electrodes.  The equipment has been written down to its estimated net realizable value.

7. Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities.  The adoption of SFAS No. 161 did not have a material impact on our Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”(“SFAS 165”).  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively.  The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009.  The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”).  Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

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

Results of Operations

Revenue was $5,371,439 for the three months ended June 30, 2009 as compared to $6,426,120 for the same period in 2008, a decrease of 16% or $1,054,681.  Revenues associated with the discontinued unprofitable forging product totaled $1,025,836 in the three months ended June 30, 2008.  Sales of Micron’s medical sensors and snaps with silver surcharge decreased by $440,695, while the volume increased by 7%.  Management will continue to focus on the protection and growth of sensor market share.  Other miscellaneous sales increased by $41,274.  Revenue from the Micron Integrated Technology’s (MIT) other product life cycle management programs increased $370,576.  The MIT division in Micron Products includes the custom manufacturing and product life cycle businesses.  This division’s revenue is derived from the custom molding, precision metal machining and mold making activities.

Revenue was $10,054,893 for the six months ended June 30, 2009 as compared to $11,885,862 for the same period in 2008, a decrease of 15% or $1,830,969.  The revenue decrease associated with the discontinued unprofitable forging product totaled $1,477,981 in the six months ended June 30, 2009 as compared to the same period in 2008.  During this same period, sales of Micron’s medical sensors and snaps with silver surcharge decreased by $662,059, while the volume increased by 14%.  High volume precision molded products and other miscellaneous sales decreased by $7,687.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs excluding the forging product increased by $365,901.  The snap attaching machine business unit decreased $49,143 when compared to the same period in 2008.  There were no sales of the Company’s SAECG products in the first six months of 2009 or 2008.

Revenue from domestic and foreign sales for the first six months is as follows:

	Three Months Ending June 30,				Six Months Ending June 30,
	2009	%	2008	%	2009	%	2008	%
United States	$3,505,679	65	$3,872,638	60	$6,121,668	61	$6,939,389	58
Canada	873,421	16	1,322,181	21	1,820,099	18	2,663,196	22
Europe	571,091	11	919,573	14	1,372,637	14	1,713,181	15
Pacific Rim	176,045	3	136,709	2	327,475	3	236,362	2
Other	245,203	5	175,019	3	413,014	4	333,734	3
Total	$5,371,439	100	$6,426,120	100	$10,054,893	100	$11,885,862	100

The decrease in domestic sales was largely a result of the MIT division’s elimination of an unprofitable forging product.  Canadian sales decrease is the result of price concessions and a decrease in silver surcharge collected for Micron’s electrophysiological sensor product lines.

Cost of sales was $4,496,306 or 83.7% for the three months ended June 30, 2009 as compared to $5,079,649 or 79% for the same period in 2009.  Cost of sales was $8,235,447 or 81.9% for the six months ended June 30, 2009 as compared to $9,427,953 or 79.3% for the same period in 2008.  Cost of manufacturing has been stabilized with the recent success of a company-wide cost reduction team.  The reduction and stabilization of costs remains a priority of management efforts.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  Management continues to investigate ways to improve the overall gross margin by elimination of low contribution products while expanding higher margin product lines.  The investment in automated equipment is ongoing with the full benefit expected to begin the fourth quarter of 2009.

Selling and marketing expense was $183,729 or 3.5% of sales in the three months ended June 30, 2009 as compared to $224,654 or 3.5% for the same period in 2008.  Selling and marketing expense was $334,180 or 3.3% of sales for the six months ended June 30, 2009 as compared to $415,028 or 3.5% of sales for the same period in 2008 a decrease of 19.5%.   Selling expenses continue to be stable as a percentage of sales.  The decrease in selling expenses reflects a decrease in personnel and travel costs.  Selling expenses as a percentage of sales has been and is expected to remain stable in 2009.

General and administrative expense was $512,391 or 9.6% of sales for the three months ended June 30, 2009 as compared to $779,084 or 12% of sales for the same period in 2008.  General and administrative expense was $1,087,895 or 10.8% of sales for the six months ended June 30, 2009 as compared to $1,395,948 or 11.7% of sales for the same period in 2008.    Included in the expense for the three months ended June 30, 2008 was a one time charge of $250,000 for costs associated with a terminated acquisition following due diligence.  The 2009 general and administrative expense is expected to increase as the Section 404 of the Sarbanes-Oxley Act of 2002 compliance project is completed this year.

Research and development expense was $57,716 or 1.1% of sales for the three months ended June 30, 2009 as compared to $129,051 or 2.0% of sales for the same period in 2008.  Research and development expense was $126,463 or 1.3% of sales for the six months ended June 30, 2009 as compared to $212,673 or 1.8% of sales in the same period in 2008.  The proportion of expense related to ART’s product, Predictor®7 was $7,393 and $11,649 for the three and six months ended June 30, 2009, compared to $19,320 and $40,041 for the same periods in 2008.  Although base development work on Predictor 7 has been completed, costs were expended to support a National Institute of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line and new processes in MIT.  This work is expected to continue through the end of 2009.

Other expense, net was $5,377 for the three months ended June 30, 2009 as compared to $5,563 for the same period in 2008.  Other expense, net was $19,210 for the six months ended June 30, 2009 as compared to $769 for the same period in 2008.  Interest income in the six months ended June 30, 2009 was offset by a loss on disposal of assets of $8,904 and interest expense of $20,334 associated with an equipment note as compared to $23,772 interest expense in 2008.

Income taxes as a percent of income before income taxes were 37% for the six months ended June 30, 2009 as compared to 35% for the same period in 2008.  This difference was the result of tax credits earned in 2008.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $7,701,339 at June 30, 2009 compared to $7,440,721 at December 31, 2008, an increase of $260,618.  The increase resulted from the operational cash flows exceeding our capital investment, reduction of debt and stock repurchase program.  Capital investment will decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.  Capital investment in automation equipment is expected to reduce working capital over the next 6 months of 2009.

Net capital expenditures were $634,572 for the first six months of 2009 as compared to $264,743 for the same period in 2008.  The largest portion of the capital expenditures in the first six months of 2009 resulted from adding automation equipment to our sensor product line.  Some of the expenditures were in the form of deposits on production equipment to be installed in the third quarter.  At least an additional $400,000 will be invested in this automation project before the end of 2009.  Included in the capital expenditures for the same period in 2008 was the continued installation of the Enterprise Resource Planning software, including shop floor bar code acquisition devices, as well as upgrades to and replacement of existing machinery and tooling.  Capital expenditures for the six months ended June 30, 2009 were made with cash from operations.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of June 30, 2009 or December 31, 2008.  The Company has a one year term note secured by equipment with a balance at December 31, 2008 of $638,091.  In the third quarter of 2008, the equipment note was extended for one year with a decrease in the fixed rate from 6.75% to 6.5% per annum.  The equipment note is amortized over 6 years with a balloon payment for the remaining balance at September 15, 2009.  The acquisition note related to the acquisition of Leominster Tool in December of 2006 was paid in full in March 2008.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  An aggregate of 23,389 shares were purchased in the fourth quarter of 2008 under the program for an aggregate of $53,975.  An additional aggregate purchase of 12,810 shares was made in the second quarter of 2009 under the program for $33,188.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in SFAS 142.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  As of June 30, 2009, no impairment of goodwill was required.

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

PART II - OTHER INFORMATION

Item 5.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Failure to comply with Quality System Regulations or industry standards could result in a material adverse effect on our business and results of operations.

The Company’s Quality Management System complies with the requirements of ISO 9001:2000.  In addition, many of our products are also subject to industry-defined standards.  If we are not able to comply with the Quality Management System or industry-defined standards, we may not be able to fill customer orders to the satisfaction of our customers.  Failure to produce products compliant with these standards could lead to loss of customers which would have an adverse impact on our business and results of operations.

The initiatives that we are implementing in an effort to improve our manufacturing productivity could be unsuccessful, which could harm our business and results of operations.

In an effort to improve our manufacturing productivity, we have implemented several strategic initiatives focusing on improving our manufacturing processes and procedures.  We believe these initiatives should improve customer satisfaction as well as our revenue and income.  However, in the event these initiatives are not successful, due to our failure to fully embrace the concepts and maximize the benefits of the investments of equipment and technology, the results of operations will not improve as expected.

Item 6.  Submission of Matters to a Vote of Security Holders.

On June 19, 2009, the Company held its Annual Meeting of Stockholders. The following is a tabulation of the voting on the proposals presented at the Annual Meeting.

Proposal 1: The following nominees were elected as a Class II directors, each to serve for three years and until his successor has been duly elected and qualified.

	Shares Voted For	Shares Withheld
Mr. E.P. Marinos	1,953,989	521,914
Dr. Julius Tabin	2,217,533	258,370

The terms of office of Dr. Paul Walter (Class III director) and Mr. James E. Rouse and Mr. Jason R. Chambers (Class I directors) continued after the Annual Meeting.

Proposal 2:  The appointment of CCR LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified.

Shares Voted For	Shares Withheld	Shares Abstaining
2,419,550	33,754	22,599
Proposal 3:  To consider and vote on a proposal to authorize the Board of Directors to adjourn the Annual Meeting to a later date or dates, if necessary, to allow time for further solicitation of proxies, in the event there are insufficient votes present in person or represented by proxy at the Annual Meeting to approve the proposals.

Shares Voted For	Shares Withheld	Shares Abstaining
1,960,538	491,733	23,632

Item 7.  Exhibits

(a)	Exhibits
3.0	Articles of Incorporation(a)
3.1	Amended and Restated By-laws(b)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.(c)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007.(d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
__________________________

* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.
(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.
(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
July 30, 2009	By: /s/ James E. Rouse
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