Form 10-Q
period 2009-10-29
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2009-10-30
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009 or

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

As of October 23, 2009 there were 2,675,481 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2009

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
Item 7.  Exhibits
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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,519,865	$2,320,467
Trade and other accounts receivable, net of allowance for doubtful accounts of $47,082 and $45,619	3,471,464	2,705,145
Inventories, net	3,262,414	3,727,492
Deferred income taxes, net	12,500	21,000
Prepaid tax	242,789	309,000
Deposits, prepaid expenses and other current assets	397,389	392,209
Total current assets	9,906,421	9,475,313

Property and equipment, net of accumulated depreciation of $10,050,568 and $9,111,067	7,112,443	7,305,278
Goodwill	1,564,966	1,564,966
Other intangible assets, net	107,668	143,010
Total assets	$18,691,498	$18,488,567

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,505,797	$1,106,974
Accrued expenses	335,129	289,527
Short term loan payable	-	638,091
Total current liabilities	1,840,926	2,034,592
Long term liabilities:
Long term deferred tax liability, net	421,000	315,500
Total long term liabilities	421,000	315,500

Total liabilities	2,261,926	2,350,092

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,675,481 and 2,688,291 outstanding	39,265	39,265
Additional paid-in-capital	10,299,828	10,243,568
Common stock held in treasury, 1,251,010 and 1,238,200 shares at cost	(3,413,742)	(3,380,554)
Retained earnings	9,504,221	9,236,196
Total shareholders’ equity	16,429,572	16,138,475
Total liabilities and shareholders’ equity	$18,691,498	$18,488,567

The accompanying notes are an integral part of the consolidated financial statements.

1

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$5,457,377	$5,838,390	$15,512,270	$17,724,252
Cost of sales	4,576,068	4,996,830	12,811,506	14,424,783
Gross profit	881,309	841,560	2,700,764	3,299,469

Selling and marketing	173,323	200,887	507,501	615,915
General and administrative	509,037	521,548	1,596,933	1,917,496
Research and development	54,444	35,682	180,918	248,355
Total expense	736,804	758,117	2,285,352	2,781,766

Income from operations	144,505	83,443	415,412	517,703

Other expense, net	(15,291)	(5,304)	(34,504)	(6,073)

Income before income taxes	129,214	78,139	380,908	511,630

Income tax provision	21,000	10,000	114,000	160,000
Net income	$108,214	$68,139	$266,908	$351,630

Net income per share – basic	$0.04	$0.03	$0.10	$0.13

Net income per share – diluted	$0.04	$0.03	$0.10	$0.12

Weighted average common shares Outstanding – basic	2,675,481	2,711,680	2,679,371	2,711,680
Weighted average common shares Outstanding – diluted	2,675,481	2,712,481	2,679,371	2,926,089

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$266,908	$351,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,049,113	1,044,334
Share based compensation	56,260	77,334
Provision for doubtful accounts	1,463	(1,463)
Deferred tax assets	114,000	10,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(767,782)	(1,129,902)
Inventories	465,078	(702,878)
Deposits, prepaid expenses and other assets	61,031	96,861
Accounts payable and accrued expenses	443,307	1,515,144
Net cash provided by operating activities	1,689,378	1,261,060
Cash flows from investing activities:
Capital expenditures, net of disposals	(818,701)	(674,127)
Net cash used in investing activities	(818,701)	(674,127)
Cash flows from financing activities:
Payments on acquisition note payable	-	(134,083)
Payments on short term equipment loan	(638,091)	(74,491)
Purchase of treasury stock	(33,188)	-
Net cash used in financing activities	(671,279)	(208,574)
Net increase in cash and cash equivalents	199,398	378,359
Cash and cash equivalents at beginning of period	2,320,467	1,684,411
Cash and cash equivalents at end of period	$2,519,865	$2,062,770

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

The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented September 30, 2009 and management’s review of subsequent events up to October 30, 2009.

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2009	December 31, 2008
Raw materials	$1,081,483	$1,099,876
Work-in-process	493,599	773,245
Finished goods	1,687,332	1,854,371
Total	$3,262,414	$3,727,492

3. Share-Based Compensation:

The Company accounts for non-cash share based compensation under Accounting Standards Codification (“ASC”) 718 (Formerly known as “SFAS No. 123(R)”) “Stock Compensation”.  Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Included in general and administrative expense the Company recognized share-based compensation expense of $56,260 and $77,334 for the nine months ended September 30, 2009 and 2008, respectively.  A grant totaling 107,500 options to 24 persons including directors and management was made during the nine months ended September 30, 2008.  No grants were made in the first nine months of 2009.

Share-based Incentive Plan

At September 30, 2009, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At September 30, 2009, there were 165,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $9.30 at September 30, 2009.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2009:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$ 7.15	96,000	4.26	19,200	$ 2.74
9.86	66,000	2.22	66,000	4.22
12.42	10,000	2.84	6,000	5.38
23.10	10,000	3.43	4,000	10.77

The aggregated intrinsic value of options outstanding and vested at September 30, 2009 was $0.  The Company expects 71,350 of the 86,800 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2008	111,000	$ 3.46
Granted	-	-
Vested	(23,200)	3.66
Forfeited	(1,000)	2.74
Non-vested at September 30, 2009	86,800	$ 3.42

At September 30, 2009, there was $238,876 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This non-cash expense is expected to be recognized over a weighted average period of 3.99 years.

4. Income Taxes:

The Company accounts for income taxes in accordance with ASC 740 (formerly known as “FIN 48” and “SFAS No. 109”).  ASC 740 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2006 to 2008 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.  Interest and penalties for a state jurisdiction audit of revenue and sales tax over a 3 year period resulted in $1,685 of interest expense recognized during the nine months ended September 30, 2009.

5. Earnings per share:

In accordance with ASC 260 (formerly known as “SFAS No. 128”), the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At September 30, 2009, all of the stock options were anti-dilutive and excluded in the earnings per share computation.

6. Asset Impairment:

Asset impairment charges of $22,378 were recorded in the nine months ended September 30, 2008.  These charges were related to equipment used in the testing of sensors in the assembly of electrodes.  The equipment has been written down to its estimated net realizable value.

7. Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 805-10 (formerly “SFAS No. 141(R)”), “Business Combinations,” which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase method of accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The provisions of this standard will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009 and the adoption did not have an impact on our financial position or results of operations; however, it could impact future transactions entered into by the Company.

In April 2008, the FASB issued ASC 350-30, (formerly “FSP FAS 142-3”), “General Intangibles Other Than Goodwill,” which details the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions.  ASC 350-30 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset.  In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors.  ASC 350-30 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  ASC 350-30 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009.  The application of ASC 350-30 did not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this standard upon issuance with no impact on our financial position or results of operations.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (GAAP).” The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that its expectations are based on reasonable assumptions, the Company can give no assurance that its expectations will materialize.  Many factors could cause actual results to differ materially from the forward looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices and our ability to offset higher costs with price increases; the costs inherent with complying with new or revised statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; variability of customer delivery requirements; our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  Micron manufactures disposable electrode sensors used as a component part in the manufacture of integrated disposable electro-physiological electrodes.  These disposable medical devices are used worldwide in the monitoring of electric signals in various medical applications.  Micron also manufactures custom plastic injection molded products and provides product life cycle management.  Revenues in this sector are primarily custom injection molding, tooling, and end-to-end product life cycle management through a comprehensive portfolio of value-added services such as design, engineering, prototyping, manufacturing, machining, assembly and packaging.

Results of Operations

Revenue was $5,457,377 for the three months ended September 30, 2009 as compared to $5,838,390 for the same period in 2008, a decrease of 6.5% or $381,013.  Sales of Micron’s medical sensors and snaps with silver surcharge decreased by $377,292, while the volume increased by 1%.  Management continues to focus on the protection and growth of its sensor market share.  In addition, miscellaneous sales decreased by $64,529.  Revenue from Micron Integrated Technology’s (MIT) custom manufactured and assembled products increased by $60,812.  The increase in MIT is net of the decrease in revenues from the discontinued unprofitable forging product that totaled $1,206,520 in the three months ended September 30, 2008.  The MIT division of Micron Products includes the custom manufacturing and product life cycle businesses.  This division’s revenue is derived from the custom molding, precision metal machining, assembly and mold making activities.

Revenue was $15,512,270 for the nine months ended September 30, 2009 as compared to $17,724,252 for the same period in 2008, a decrease of 12.5% or $2,211,982.  Sales of Micron’s medical sensors and snaps with silver surcharge decreased by $1,039,351, while the associated volume increased by 9.6%.  High volume precision molded products and other miscellaneous sales decreased by $72,380.  The snap attaching machine business unit decreased $46,083 when compared to the same period in 2008.  Despite a decrease from a discontinued unprofitable forging product of $2,684,501, MIT’s custom manufactured and assembled products only decreased by $1,054,168.  The offsetting increase of $1,630,333 is for continued growth of MIT’s custom products for the nine months ended September 30, 2009 as compared to the same period in 2008.  There were no sales of the Company’s SAECG products in the first nine months of 2009 or 2008.

Revenue from domestic and foreign sales for the first nine months is as follows:

	Three Months Ending September 30,				Nine Months Ending September 30,
	2009	%	2008	%	2009	%	2008	%
United States	$3,620,010	66	$3,532,956	61	$9,741,678	63	$10,472,345	59
Canada	865,622	16	1,338,178	23	2,685,721	17	4,001,374	23
Europe	678,763	13	729,500	12	2,051,400	13	2,442,681	14
Pacific Rim	120,953	2	115,349	2	448,428	3	351,711	2
Other	172,029	3	122,407	2	585,043	4	456,141	2
Total	$5,457,377	100	$5,838,390	100	$15,512,270	100	$17,724,252	100

The change in domestic sales was the net result of the MIT division’s elimination of an unprofitable forging product and increases in custom medical and defense industry products.  Canadian and European sales decrease is the result of price concessions and a decrease in silver surcharge collected for Micron’s electrophysiological sensor product lines.

Cost of sales was $4,576,068 or 83.9% for the three months ended September 30, 2009 as compared to $4,996,830 or 85.6% for the same period in 2008.  Cost of sales was $12,811,506 or 82.6% for the nine months ended September 30, 2009 as compared to $14,424,783 or 81.4% for the same period in 2008.  Cost of manufacturing has stabilized due to an ongoing company-wide cost reduction effort.  The reduction and stabilization of costs remains a priority of management.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material, utility, and other miscellaneous cost increases to our customers, excluding the escalating cost of silver.  Management continues its efforts to improve the overall gross margin by elimination of low contribution products while expanding higher margin product lines.  The investment in automated equipment is ongoing with the full benefit expected to begin the fourth quarter of 2009.

Selling and marketing expense was $173,323 or 3.2% of sales in the three months ended September 30, 2009 as compared to $200,887 or 3.4% for the same period in 2008.  Selling and marketing expense was $507,501 or 3.3% of sales for the nine months ended September 30, 2009 as compared to $615,915 or 3.5% of sales for the same period in 2008 a decrease of 17.6%.   Selling expenses continue to be stable as a percentage of sales.  The decrease in selling expenses reflects a decrease in personnel and travel costs.  Selling expenses as a percentage of sales has been and is expected to remain stable for the remainder of 2009.

General and administrative expense was $509,037 or 9.3% of sales for the three months ended September 30, 2009 as compared to $521,548 or 8.9% of sales for the same period in 2008.  General and administrative expense was $1,596,933 or 10.3% of sales for the nine months ended September 30, 2009 as compared to $1,917,496 or 10.8% of sales for the same period in 2008.    Included in the expense for the nine months ended September 30, 2008 was a one time charge of $250,000 for costs associated with a terminated acquisition following due diligence.  The general and administrative expense is expected to remain stable.  The auditor attestation requirement in Section 404 of the Sarbanes-Oxley Act of 2002 was delayed until 2010; therefore the expense associated with the attestation will be delayed until 2010.

Research and development expense was $54,444 or 0.9% of sales for the three months ended September 30, 2009 as compared to $35,682 or 0.6% of sales for the same period in 2008.  Research and development expense was $180,918 or 1.2% of sales for the nine months ended September 30, 2009 as compared to $248,355 or 1.4% of sales in the same period in 2008.  The nine months ended September 30, 2008 included $52,000 of expense for equipment tested in a process improvement project with the sensor product line as well as the impairment of equipment used for final product testing.  The proportion of expense related to ART’s product, Predictor®7 was $3,041 and $14,691 for the three and nine months ended September 30, 2009, compared to $11,446 and $51,487 for the same periods in 2008.  Although base development work on Predictor 7 has been completed, costs were incurred to support a National Institutes of Health research project utilizing ART’s proprietary Signal Averaged ECG products and patented algorithms.  The remaining portion of the research and development expense is associated with continued work on process improvements to the Micron sensor and snap product lines and new processes in MIT.  This work is expected to continue through the end of 2009 and beyond.

Other expense, net was $15,291 for the three months ended September 30, 2009 as compared to $5,304 for the same period in 2008.  Other expense, net was $34,504 for the nine months ended September 30, 2009 as compared to $6,073 for the same period in 2008.  Interest income of $8,919 in the nine months ended September 30, 2009 compared to $25,987 for the same period in 2008.  Interest expense associated with an equipment note was $31,699 and $35,481 for in the nine months ended September 30, 2009 and 2008, respectively. Other income of $6,915 was offset by a loss on disposal of assets of $18,639 for the nine months ended September 30, 2009 and other income of $3,421 in the same period in 2008.

Income taxes as a percent of income before income taxes were 30% for the nine months ended September 30, 2009 as compared to 31% for the same period in 2008.  This difference was the result of tax credits earned in 2009.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,065,495 at September 30, 2009 compared to $7,440,721 at December 31, 2008, an increase of $624,774.  The increase resulted from the operational cash flows exceeding expenditures for capital investment, reduction of debt and stock repurchase program.  Working capital  will decrease with any significant investment in acquisition of assets or businesses,  expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $818,701 for the first nine months of 2009 as compared to $674,127 for the same period in 2008.  The largest portion of the capital expenditures in the first nine months of 2009 resulted from adding automation equipment to our sensor product line.  Some of the expenditures were in the form of deposits on production equipment to be installed in the fourth quarter.  At least an additional $225,000 will be invested in this automation project before the end of 2009.  Included in the capital expenditures for the same period in 2008 was the installation of the Enterprise Resource Planning software, including shop floor bar code acquisition devices, as well as upgrades to and replacement of existing machinery and tooling.  Capital expenditures for the nine months ended September 30, 2009 were made with cash from operations.

The Company has an unsecured $1,000,000 credit line with a large multinational bank.  No funds have been drawn down on the line as of September 30, 2009 or December 31, 2008.  The Company had a one year term note secured by equipment with a balance at December 31, 2008 of $638,091.  The note was paid in full during the quarter ended September 30, 2009.  An acquisition note related to the acquisition of Leominster Tool in December of 2006 was paid in full in March 2008.

The Company expects to meet cash requirements for its operations at current levels with current operating cash flows for the foreseeable future.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  An aggregate of 23,389 shares were purchased in the fourth quarter of 2008 under the program for an aggregate of $53,975.  An additional aggregate purchase of 12,810 shares was made in the second quarter of 2009 under the program for $33,188.  No purchases were made in the third quarter of 2009.

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

Stock-Based Compensation

The Company accounts for share based compensation under ASC 718, “Stock Compensation” (“ASC 718”).  ASC 718 requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award.  This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period.

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

Deferred Tax Assets

The Company assesses its deferred tax assets based upon a more likely than not to be realized criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In accordance with ASC 740 we recognize the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position.

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments on an annual basis.  The management evaluates the carrying value of goodwill and other intangible assets in accordance with the guidelines set forth in ASC 350.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products and businesses acquired.  To test for impairment, present values of an estimate of future discounted cash flows related to the intangible assets are calculated compared to the value of the intangible asset.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  As of September 30, 2009, no impairment of goodwill was required.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
October 30, 2009	By: /s/ James E. Rouse
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