Form 10-K
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2010-03-10
CIK 819689

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

[x]           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No  X

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _   No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [   ]    Accelerated filer [   ]    Non-Accelerated filer [   ]    Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,409,313.

On March 3, 2010 there were 2,675,481 shares of the issuer's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS.

OVERVIEW

Arrhythmia Research Technology, Inc., a Delaware corporation ("ART"), is engaged in the development of medical software, which analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  ART’s patented product consists of signal-averaging electrocardiographic (SAECG) software named the PREDICTOR™ series.

Our SAECG product is currently used in a National Institutes for Health (“NIH”) funded investigation into “Risk Stratification in MADIT II Type Patients”.  At the completion of this study and assuming favorable study results, ART expects to establish additional licensing contracts with original equipment manufacturers for this product.

Sudden cardiac death afflicts over 300,000 individuals in the United States each year.  Most sudden cardiac deaths are due to sustained ventricular tachycardia (abnormally rapid heartbeat) or ventricular fibrillation (very fast, completely irregular heartbeat).  Ventricular late potentials may indicate a risk of life-threatening ventricular arrhythmias.  The SAECG process enables late potentials to be amplified and enhanced, while eliminating undesired electrical noise, allowing for clinical interpretation of that risk.  Rather than having a direct sales force, our efforts are focused on marketing ART’s product through licensing to original equipment manufacturers.  Although, there were no sales or licensing of the software in 2009 or 2008, ART licensed the PREDICTOR software in early 2010.

ART’s wholly owned subsidiary, Micron Products, Inc., a Massachusetts corporation (“Micron”), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors ("sensors") used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments.  Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes.  The sensors are a critical component of the signal pathway in many different types of disposable electrodes.  For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of late potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device.  Micron also manufactures and sells or leases electrode assembly machines to its sensor and snap customers.

   ART’s wholly owned subsidiary, Micron Products, Inc., a Massachusetts corporation (“Micron”), is a manufacturer and distributor of silver plated and non-silver plated conductive resin sensors ("sensors") used in the manufacture of disposable integrated electrodes constituting a part of electrocardiographic diagnostic and monitoring instruments. Micron also acts as a distributor of metal snap fasteners ("snaps"), another component used in the manufacture of disposable electrodes. The sensors are a critical component of the signal pathway in many different types of disposable electrodes. For example, the disposable electrodes used to capture the electric impulses of the heart and enable the analysis of late potentials require sensors which provide for an accurate, low noise signal to be transmitted to the monitoring device. Micron also manufactures and sells or leases electrode assembly machines to its sensor and snap customers.

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

Figure 1: Schematic of Integrated ECG Electrode

        Micron Integrated Technologies (“MIT”), a division of Micron formed in January 2006, specializes in the production of metal and plastic components and assemblies for the medical and defense industries.  In 2009, in order to better leverage the high quality manufacturing of its New England Molders ("NEM") division’s plastic production capacity and its Leominster Tool Division’s (“LTD”) metal machining capabilities, Micron began marketing these divisions as a complete source of custom manufacturing.  The custom manufacturing arm of Micron, MIT provides its customers with a comprehensive portfolio of value-added manufacturing, design and engineering services, and complete product life cycle management: from concept to product development, prototyping, and volume production.

PRODUCTS

The following table sets forth for the periods specified, the revenue derived from the products of ART and its subsidiary Micron (collectively the "Company"):

	Year Ended December 31,
	2009	%	2008	%
Sensors	$8,837,180	42	$9,398,287	42
Subassembly and metal component manufacturing	7,252,081	34	7,384,790	33
Custom injection molding	1,795,490	8	2,067,213	9
Custom manufactured metal medical devices	1,568,808	7	1,186,435	5
Injection molding tooling	629,595	3	1,478,970	7
High volume precision molded products	353,326	2	507,088	2
Snaps and snap machines	305,930	2	203,562	1
Other products	397,364	2	255,874	1
Total	$21,139,774	100	$22,482,219	100

Sensors

Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for ECG diagnostic, monitoring and related instrumentation.  The type of sensor manufactured by Micron consists of a molded plastic substrate plated with a silver / silver chloride surface, which is a highly sensitive conductor of electrical signals.  Silver / silver chloride-plated disposable electrodes are utilized in coronary care units, telemetry units, and for other monitoring purposes.  In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensors are used in connection with stress tests, holter monitoring, and event recorders.

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

Other custom designed sensors are manufactured for specific unique applications in the EEG, EMG or TENS markets.  Recent growth in the volume of highly engineered EEG sensors reflects the increasing demand for non-invasive measuring of neurological impulses.  Micron’s strength in design and low cost manufacturing enables customers to grow into unique niche medical applications and electrophysiological monitoring with custom designed sensors.

High Volume Precision Molded Products

Micron also sells high volume precision custom molded component parts.  Sales in these high volume molded products diversify the Company’s existing product lines while utilizing previously unused manufacturing capacity.  To defray the customer’s upfront tooling costs and remain competitive with global competition, some high volume customers require the financing of a customer specific tool over several years.  The cost of the tool is guaranteed by the customer and repaid over time as the molded product is shipped.

Snaps and Snap Machines

Metal Snap Fasteners

Metal snap fasteners are used as an attachment and conductive connection between the disposable electrode and the lead wires of an ECG machine.  Micron purchases the metal snap fasteners for resale from multiple suppliers and performs additional quality assurance tests, repackages and stocks these snap fasteners for its customers who purchase the snaps in addition to Micron’s sensors.

High Speed Electrode Assembly Machine

Certain manufacturers of disposable medical electrodes use the Company’s attaching machines in the assembly of sensors and snaps into disposable electrodes.  Manufacturing, leasing, selling, and providing replacement parts to medical sensor and snap application machines provides Micron with a complementary product to sell to existing sensor and snap customers.  As a value added service, a technician can be dispatched to troubleshoot and improve the performance of the customers’ fully automated electrode assembly production lines.

Other Products and Services

Custom Injection Molding

The diversification of custom molding has increased production flexibility, and dramatically expanded the capability to produce an increased size and complexity of products.  From consumable medical products to medical equipment components, the MIT division has decreased Micron’s dependence on sensor production for manufacturing growth.  In order to leverage the division’s thermoplastic injection molding capabilities, the division has expanded into other value added services including packaging, assembly with outsourced and internally produced metal components, clean room manufacturing, and specialty coatings.

Defense industry subassembly and metal component manufacturing

The MIT division’s product life cycle management program is focused on the integration of plastic and metal components into subassemblies.  The value added service of in house production capabilities combined with a network of subcontracted specialty coatings, metallurgical treatments, and unique production capabilities has diversified this product line to include defense industry consumables and equipment subassemblies.

Injection Molding Tooling

The design, manufacture, and rehabilitation of injection molding tools for the customer is part of the service package provided by the MIT division.  The division also provides cost savings to Micron by vertically integrating mold making and repair into the structure of Micron’s sensor and custom injection molding businesses.  The Company’s engineers and mold designers work with customers’ product development engineers to design and produce unique tooling for their products.  MIT’s expertise in cost effective manufacturing creates a sustainable partnership with the customers as prototyped parts move to full scale production.  The design and manufacture of tooling is a leading indicator of future product revenue.  The division continues to generate revenues from other customers for similar industrial applications such as metal die casting molds, investment casting wax molds, and thermoplastic injection/extrusion blow molds.

Custom Manufactured Metal Medical Devices

A climate controlled medical machining cell was built for the custom computer aided design and computer controlled metal machining of patient specific orthopedic medical device components.  The manufacturing space includes a machine programming office with the latest technology in computer programming for 5-axis machining with Computer Numerical Controlled (CNC) vertical milling machines and a state of the art 5-axis machining center.  These products involve complex machining of wrought and cast cobalt-chromium-molybdenum alloy as well as high molecular weight polymers into unique customized products.  No two components are identical and require precision manufacturing verified by complex computer controlled automated coordinate measuring equipment that measure up to 25 points per square inch.  Additional capabilities added to the cell include laser marking, passivation, automated polishing, and ultra-sonic cleaning.  The space can accommodate a 50% increase in manufacturing capacity before reaching any physical constraints.

Signal-Averaging Electrocardiographic (SAECG) Products - PREDICTOR™

In early 2010, the Company successfully converted its proprietary signal-averaged electrocardiography (SAECG) software, PREDICTOR, that operates on a single hardware based electrocardiogram acquisition platform, ART 1200-EPX, to a customizable modular software product that is compatible with a variety of hardware platforms.  The conversion allows PREDICTOR to be used with customer-specific electrocardiogram acquisition equipment to generate the signal-averaged ECG analysis.  The software can be customized to interface with a variety of Original Equipment Manufacturer (“OEM”) hardware.  OEM customers can license PREDICTOR and bundle it with other cardiac diagnostic software packages incorporated in their acquisition equipment.

PREDICTOR utilizes the unique, patented and proprietary algorithms which have been defined as the “Standard” by the joint AHA/ACC/ESC task force on Signal-Averaging Electrocardiography1.  PREDICTOR is also capable of incorporating additional signal processing capabilities included in the Company’s software library for clinical research.  This library includes IntraSpect, a module that permits detection of ventricular late potentials in patients with Bundle Branch Block, P-wave signal averaging which helps predict patients at risk for atrial fibrillation and flutter and a Heart Rate Variability module.

PREDICTOR is currently being used in a NIH funded investigation into “Risk Stratification in MADIT II Type Patients”.  The primary objectives of this study are:  1. To evaluate the predictive value of a multivariate model consisting of pre-specified clinical and ECG parameters for predicting arrhythmic events in Multicenter Automatic Defibrillator Implantation Trial II (“MADIT II”) type post-infarction patients;  2.  To develop a multivariate risk-stratification model, based on a broader spectrum of pre-specified clinical covariates and ECG parameters, and from it a risk-scoring algorithm identifying high-risk and low-risk patient groups; this algorithm will be validated by a cross-validation study.  Such an algorithm will enable an ordering of patients who may benefit most, and benefit least, from implantable cardiac defibrillator (“ICD”) therapy.  Results from this investigation are expected in late 2011.

GENERAL
Customers and Sales

During the year ended December 31, 2009, there were three major customers, each of which accounted for over 10% of the Company’s sales and a loss of this base may have a material adverse effect on results.  The three largest customers accounted for 23%, 16%, and 12% of sales in 2009 as compared to 27%, 17%, and 12% of sales for the year ended December 31, 2008.

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

The majority of the MIT divisions’ customers for injection molded thermoplastic products are from the medical equipment, medical device and defense industries.  From single use medical or defense consumable products to equipment components, the engineered production services provide quality design and production capabilities which exceed the customers’ manufacturing requirements.  Certain customers require that an inventory of their products be maintained at all times to enable just in time delivery schedules.  A commitment from customers is required by MIT to maintain the higher level of finished goods inventory and raw material required for their products.  These agreements allow for a more flexible manufacturing schedule with longer more cost effective production cycles.  MIT’s primary target customer is a medical product or device, defense related contractor, manufacturer, or development company with a need for complete product life cycle management from design to full production preferably combining multiple manufacturing technologies such as plastic injection molding, metalworking, assembly, and packaging.

The following table sets forth, for the periods indicated, the approximate consolidated revenues and percentages of revenues derived from the sales of all of the Company's products in its geographic markets:

	Revenues for the Years Ended December 31,
	2009	%	2008	%
United States	$12,937,615	61	$13,290,098	59
Canada	3,684,087	17	5,118,913	23
Europe	2,644,727	13	3,091,326	14
Pacific Rim	818,866	4	426,764	2
Other	1,054,479	5	555,118	2
Total	$21,139,774	100	$22,482,219	100

While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable markets.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars.

(1) AHA/ACC/ESC Policy Statement: "Standards for the Analysis of Ventricular Late Potentials Using High Resolution or Signal-Averaged Electrocardiography: A Statement by a Task Force Committee of the European Society of Cardiology, the American Heart Association and the American College of Cardiology. JACC Vol. 17, No. 5, April 1991:999-1006

To help offset the risk from fluctuations in the market price of silver, sensor customers have generally been subject to a silver surcharge or discount based on the market price of silver at the time of shipment.  The Company is sensitive to the impact of recent increases in silver cost, and continues to explore options with the sensor customers to help mitigate the resulting increases in surcharges.

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

The Company markets Micron and its MIT division as a highly specialized custom injection thermoplastic molder to new and existing customers.  The Company believes it competes effectively based on its expertise in low cost manufacturing of high volume precision products.  The complex medical products produced by the MIT division have expanded the existing customer base and extensively diversified the product mix.  It is the Company’s intention to continue these efforts to market to the expanded customer base and further diversify the product offerings.  Global competition creates a highly competitive environment.  To meet this challenge, the MIT division focuses its product development efforts on complex close tolerance products not readily outsourced to offshore manufacturing.  The Company’s recent ISO 13485:2003 registration, the international quality standard for medical devices, qualifies the Company to further expand into medical products.  The Company expects to become competitive in more markets after completion of its registration as a U.S. Food and Drug Administration (FDA) manufacturing facility in 2010.  The Company’s International Traffic in Arms Regulation (ITAR) registration with the US State Department allows the Company to compete in defense applications restricted by export controls and the Department of Defense.

After success in early 2010, management is currently pursuing licensing arrangements of its proprietary signal-averaged electrocardiography (SAECG) software, PREDICTOR, to other Original Equipment Manufacturers for integration into existing cardio diagnostic equipment.  As previously stated, the SAECG product is currently used in a NIH funded investigation into “Risk Stratification in MADIT II Type Patients”.

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

Resins used by the MIT division are purchased for an individual customer order, with most increases in resin costs passed on to the customer as orders are acknowledged.  Because the customer order determines the quantity of material required, customers may, and have, guaranteed the purchase of specific large quantities of product which allows the division to purchase raw material at a more favorable cost thereby lowering the final cost to the customer.  The metal alloys are subject to the same customer order limitations, and prices are fixed as the customer guarantees an order.

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

The Company’s 116,000 square foot manufacturing facilities are ITAR, ISO 9001:2001 and 13485:2003 registered.  Micron’s injection molding machines capacity ranges from 15 to 300 tons and includes a class 10,000 clean room used for processes sensitive to environmental particulates.  In addition, this facility includes a climate-controlled space for the manufacture of metal medical devices utilizing the latest in 5-axis CNC technology.

Inventory Requirements

Larger customers benefit from the Company’s ability to maintain an inventory of standard sensors and snaps.  This inventory policy allows for predictable and planned production resulting in cost efficiencies that help to offset price erosion in the marketplace.

Custom manufactured product is completed on an order by order basis.  Finished goods inventory is product made in advance of an acknowledged sales order, part of an annual blanket order quantity, or for a specific safety stock requested by the customer.

Research and Development

ART's research and development efforts focus primarily on maintaining the software library in the SAECG product lines in a compatible platform.  The Company continues to provide technical support to the NIH’s research project utilizing ART’s software.  Included in this expense is development work to verify the integrity of the analytical algorithms, and improve the stability and ease of customization of the software to be compatible with various hardware and software platforms.  For the fiscal years ended December 31, 2009 and 2008, ART had research and development expenses of approximately $21,527 and $69,779, respectively.

In 2009 and 2008, Micron’s research and development efforts resulted in $219,967 and $250,261 of expense.  These efforts include the development of a unique process to eliminate certain hazardous materials from the manufacturing processes.  The 2008 expense included $52,000 for equipment tested in a process improvement project for the sensor product line as well as the impairment of equipment used for final product testing.  .

Patents and Proprietary Technology

ART acquired three patents related to time and frequency domain analysis of electrocardiogram signals including U.S. Patent No. 5,117,833 entitled “Bi-Spectral Filtering of Electrocardiogram Signals to Determine Selected QRS Potentials,” (the “Bi-Spec Patent”) in 1993.  These technologies are utilized in the current version of PREDICTOR.  In March 1997, the U.S. Patent Office granted United States Patent No. 5,609,158 entitled “Apparatus and Method for Predicting Cardiac Arrhythmia, by Detection of Micropotentials and Analysis of all ECG Segments and Intervals” which covers a frequency domain analysis technique for SAECG data.

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

Micron employs a highly complex, proprietary non-patented multi-step manufacturing process for its silver / silver chloride-plated sensors.  To maintain trade secrets associated with the manufacture of disposable electrode sensors, all employees are required to sign non-disclosure and/or non-competition agreements.  Micron uses a patented material in the production of some sensors.  Micron paid $2,966 in 2009, and $4,288 in 2008 in royalties associated with this patent.

Government Regulation

ART’s software products are subject to, and ART believes currently comply with, material clearance and distribution requirements from governmental regulatory authorities, principally the FDA and the European Union (EU) equivalent agency.  These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured.  The development of the product line will be managed in accordance with applicable regulatory requirements.

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

The MIT division manufactures parts for invasive medical devices, components for medical equipment, patented disposable medical laboratory products, and patented military applications.  Customers own the product designs and are, therefore, subject to FDA, Department of Defense and EU regulations.  While such products are a part of a medical device or other regulated equipment, customers are the regulated entity for the clearance of those products.  MIT exercises stringent controls over all their manufacturing operations, and complies with any special controls required by their customers.

Environmental Regulation

Micron’s operations involve use of hazardous and toxic materials, and generate hazardous, toxic and other wastes.  Its operations are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although management believes that the safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, the Company cannot completely eliminate the risk of accidental contamination or injury from these materials.

Since its inception, Micron has expended significant funds to train its personnel, install waste treatment and recovery equipment and to retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities.  Management continues to evaluate and test many possible technological advances that reduce or eliminate the need for and use of hazardous materials in the manufacturing processes.  The acquisition of equipment to eliminate a hazardous chemical from the process further emphasizes the commitment to the reduction and elimination of certain hazardous processes.  Costs of compliance are not currently material to the Company’s operation.  Micron believes that the operation of its manufacturing facility is in compliance with currently applicable safety, health and environmental laws and regulations.

Employees

As of December 31, 2009, the Company had 89 full-time and 4 part-time employees.  The employees of the Company are not represented by a union, and the Company believes its relationship with the employees is satisfactory.

Periodic Reporting and Financial Information

The Company registered its common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC.  The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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
The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  These factors include:
•	the ability to maintain the current pricing model and/or decrease the cost of sales;
•	the ability to increase sales of higher margin products;
•	variations in the mix of products sold;
•	the level of demand for our products and services and those that the Comapny may develop or acquire;
•	volatility in commodity and energy prices and the ability to offset higher costs with price increases;
•	variability of customer delivery requirements;
•	continued availability of supplies or materials used in manufacturing at competitive prices;
•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources; and
•	general economic conditions.

As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the quarterly and annual results.  Due to all of these factors, the operating results may fall below the expectations of securities analysts, stockholders and investors in any future period.

Large OEM customers can change their demand on short notice, further adding to the unpredictability of the quarterly sales and earnings.

The quarterly results have in the past and may in the future vary due to the lack of dependable long-term demand forecasts from the larger OEM customers.  In addition to this risk, many of the Company’s OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon.  These changes may result in the Company incurring additional working capital costs and causing increased manufacturing expenses due to these short-term fluctuations.  In particular, the quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter.  The expense levels and inventory, to a large extent, are based on shipment expectations in the quarter.  If sales levels fall below these expectations, through a delay in orders or otherwise, operating results are likely to be adversely affected.  Although the Company continues to attempt to lessen the dependency on a few large customers, it can provide no assurance that it will be able to materially alter this dependency in the immediate future, if at all.

A significant portion of our revenues are derived from the sale of a single product line.

In fiscal years 2009 and 2008, the Company derived 42% of its revenues from medical electrode sensors for use in disposable electrodes.  While the technology in electrode sensors has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing disposable electrode sensors.  Any substantial technological advance that eliminates the Company’s products will have a material adverse effect on the operating results.

The Company is dependent on a limited number of customers.

In the fiscal years 2009 and 2008, 51% and 56%, respectively, of the Company’s revenues were derived from individual customers with 10% or more of the total sales.  The loss of any one or more of these customers might have an immediate significant adverse effect on our financial results.  In an effort to maintain this customer base, more favorable terms than might otherwise be agreed to could be granted.  Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for the Company’s products with little or no warning.

Failure to comply with Quality System Regulations or industry standards could result in a material adverse effect on the business and results of operations.

The Company’s Quality Management System complies with the requirements of ISO 9001:2000 and ISO 13485:2005.  If the Company were not able to comply with the Quality Management System or industry-defined standards, the Company may not be able to fill customer orders to the satisfaction of the customers.  Failure to produce products compliant with these standards could lead to a loss of customers which would have an adverse impact on the business and results of operations.

If trade secrets are not kept confidential, the secrets may be used by others to compete against the Company.

Micron relies on unpatented trade secrets to protect its proprietary processes and there are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to the proprietary process.  Ultimately the meaningful protection of such unpatented proprietary technology cannot be guaranteed.  The Company relies on confidentiality agreements with its employees.  Remedies for any breach by a party of these confidentiality agreements may not be adequate to prevent such actions.  Failure to maintain trade secret protection, for any reason, could have a material adverse effect on the Company.

The initiatives that the Company is implementing in an effort to improve our manufacturing productivity could be unsuccessful, which could harm its business and results of operations.

In an effort to improve manufacturing productivity, the Company has implemented several strategic initiatives focusing on improving the manufacturing processes and procedures.  Management believes these initiatives should improve customer satisfaction as well as revenue and income.  However, in the event these initiatives are not successful, due to systemic failure to fully embrace the concepts and maximize the benefits of the investments of equipment and technology, the results of operations will not improve as expected.

If the Company is unable to keep up with rapid technological changes, the processes, products or services may become obsolete and unmarketable.

The medical device and medical software industries are characterized by technological change over time.  Although the Company attempts to expand technological capabilities in order to remain competitive, discoveries by others may make the Company’s processes or products obsolete.  If the Company cannot compete effectively in the marketplace, the potential for profitability and financial position will suffer.

General economic conditions, largely out of the Company’s control, may adversely affect the Company’s financial condition and results of operations.

The Company’s business may be affected by changes in general economic conditions, both nationally and internationally.  Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for the Company’s products.  Additionally, these economic factors, as well as higher tax rates, increased costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial condition and results of operations.

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

The testing, manufacture, marketing and sale of medical devices of the customers entail the inherent risk of liability claims or product recalls. If the customers are involved in a lawsuit, it is foreseeable that the Company would also be named.  Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could have a material adverse effect on the business, financial condition, and ability to market product in the future.

The Company could become involved in litigation over intellectual property rights.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights.  In particular, competitors and other third parties hold issued patents, which may result in claims of infringement against the Comapny or other patent litigation.  The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions.

The Company may make acquisitions of companies, products or technologies that may disrupt the business and divert management’s attention, adversely impacting our results of operations and financial condition.

The Company may make acquisitions of complementary companies, products or technologies from time to time.  Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals.  Management may be unable to maintain and improve upon the uniform standards, controls, procedures and policies if the Company fails in this integration.  Acquisitions may cause disruptions in operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners.  The Company also may have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions.  The issuance of equity securities for an acquisition could be substantially dilutive to our stockholders’ holdings.  In addition, profitability may suffer because of such acquisition-related costs or amortization costs for other intangible assets.  If management is unable to fully integrate acquired businesses, products, technologies or personnel with existing operations, the Company may not receive the intended benefits of such acquisitions.  The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on the results.

Healthcare costs have risen significantly over the past decade.  There have been and continue to be proposals by legislators, regulators and third-party payers to keep these costs down.  Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payers.  These limitations could have a material adverse effect on the Company’s financial position and results of operations.

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for the products as well as the way in which the Company conducts business.  Significantly, the new administration and Congressional and state leaders have expressed a strong desire to reform the U.S. healthcare system.  Recently, President Obama and members of Congress have proposed significant reforms.  On November 7, 2009, the House of Representatives passed and, on December 24, 2009, the Senate passed health reform legislation which if enacted would require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and a government health insurance option to compete with private plans, and other expanded public health care measures.  This legislation also would reduce Medicare spending on services provided by hospitals and other providers and the House bill proposes a 2.5 percent tax on the first taxable sale of any medical device.  The Senate bill included a $2 billion annual fee or excise tax on the medical device manufacturing sector.  If the excise taxes are enacted into law, the Company’s results of operations may be materially and adversely affected.

The Company may be exposed to potential risks relating to internal control over financial reporting and the ability to have those controls attested to by the independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the Company’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls.  The Company was subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2009.  Management is evaluating the Company’s internal control systems in order to allow the independent auditors attest to, management’s internal controls, as a required part of the Annual Report on Form 10-K beginning with the report for the fiscal year ended December 31, 2010.

In the event the Company no longer qualifies as a smaller reporting company at the end of 2010, it may be subject to more stringent requirements under SOX 404.  Accordingly, there can be no assurance that the Company will receive any required attestation from the independent registered public accounting firm.  In the event the independent register public accounting firm identifies significant deficiencies or material weaknesses in the Company’s internal controls that management cannot remediate in a timely manner or is unable to receive an attestation from the independent registered public accounting firm with respect to the Company’s internal controls, investors and others may lose confidence in the reliability of the financial statements and the Company’s ability to obtain equity or debt financing could suffer.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The manufacturing facility and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts.  The first building, which was purchased in April 1994, consists of a 22,000 square foot, six story building.  The second building, which was purchased in September 1996, is over 94,000 square feet, including an antique brick three story mill building.  Commencing in 2003, the 40,000 square foot “Mill” building portion of the second building underwent major renovations to preserve and create functional space from a previously unusable section of the facility.  The renovations created space currently occupied by the MIT division.  From October 2006 to February 2007, a third building of approximately 40,000 square feet, a fourth building of 12,000 square feet and vacant parcel between the buildings that abut the complex were acquired without any specific requirement for space.  The Company believes the acquisition of the adjacent property positions the Company for continued growth in its current location.  The Company believes its current facilities are sufficient to meet current and future production needs through fiscal year ending December 31, 2010.

Item 3. LEGAL PROCEEDINGS.

The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.  Management believes the resolution of these matters will not have a material adverse effect on the results of operations or financial condition.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ART's Common Stock has been listed on the NYSE AMEX, formerly the American Stock Exchange, since March 3, 1992 and trades under the ticker symbol HRT.

The following table sets forth, for the period indicated, the high and low sale prices per share for ART's Common Stock as quoted by the NYSE AMEX.

	High	Low
Year Ended December 31, 2009
1st Quarter	$2.65	$1.38
2nd Quarter	3.46	2.10
3rd Quarter	4.60	2.61
4th Quarter	4.84	3.26
Year Ended December 31, 2008
1st Quarter	$9.30	$5.00
2nd Quarter	7.00	5.40
3rd Quarter	6.03	3.25
4th Quarter	3.98	1.70

As of March 1, 2010 the number of record holders of ART's common stock is estimated to be 300 not including beneficial holders of our common stock held in street name.

Dividend Policy

No dividends were declared in 2009 or 2008.

On January 15, 2010, the Board of Directors declared a cash dividend of $0.06 per share.  The dividend was paid March 1, 2010.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2009, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	179,000	$ 9.29	268,000 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	179,000	$ 9.29	268,000 (1)

(1)	Includes 168,000 shares available under the 2001 Stock Option Plan and 100,000 shares available under the 2005 Stock Award Plan.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

On October 3, 2008, our Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of our common stock.  Repurchases totaling 12,810 and 23,389 shares were made in 2009 and 2008, respectively, for a total cost of $33,188 and $53,975.  No repurchases were made during the fourth quarter of 2009.

The Company’s purchases are subject to trading restrictions including average volume of shares traded over the previous four weeks, which greatly reduced our ability to repurchase shares.

Item 6. SELECTED FINANCIAL DATA.

Not Applicable

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussions of the Company’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-K.

Any forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.

Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, in addition to those contained in “Factors that may affect future operating results,” without limitation:
•	the ability to maintain our current pricing model and/or decrease the cost of sales;
•	a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries where the Company is doing business in or plans to do business in;
•	continued availability of supplies or materials used in manufacturing at competitive prices;
•	volatility in commodity and energy prices and the Company’s ability to offset higher costs with price increases;
•	adverse regulatory developments in the United States or any other country the Company plans to do business in;
•	entrance of competitive products in the Company’s markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	no adverse publicity related to the Company and or its products;
•	no adverse claims relating to the Company’s intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the passage of new, or changes in, regulations; legal proceedings;
•	the ability to maintain compliance with the NYSE AMEX requirements for continued listing of the common stock;
•	the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	the ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and
•	other risks referenced from time to time elsewhere in this report and in the Company’s filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

The Company’s primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products and product life cycle management.  This sector includes revenues from both high volume precision injection molding and custom injection molding.  With the addition of a medical machining cell, the Company began production of patient specific metal medical devices.  Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	83.1	81.0
Gross profit	16.9	19.0
Selling and marketing	3.2	3.5
General and administrative	10.0	11.3
Research and development	1.2	1.4
Income before income tax provision	2.5	2.8
Income tax provision	0.7	1.1
Net income	1.8%	1.7%

Net Sales

Net sales for 2009 were $21,139,774, a decrease of $1,342,445 or 6%, when compared to the total net sales of $22,482,219 in 2008. The disposable electrode sensor business continues to experience extreme price pressure in an increasingly competitive market. The revenue associated with the sensor business, including silver surcharge, decreased by $561,107 as a result of price erosion in Canada and Europe. The complementary metal snap business increased by $102,368.  The MIT division’s products experienced a net decrease in revenue of $871,434, this includes  the loss of $3,718,000 of sales related to imported forgings that were phased out in the first three months of 2009.  Due to a change in customer demands, the precision molded products from Micron decreased approximately $153,762 when compared to 2008.  The remaining increase of $141,490 was related to the snap assembly machine business and other miscellaneous revenues, including $54,484 in non-recurring silver reclaim.  There were no sales of SAECG software in either 2009 or 2008.

Cost of Sales

Cost of sales was $17,558,140 (83.1% of net sales) in 2009 compared to $18,204,526 (81% of net sales) in 2008 a decrease of $646,386 or 3.6%.  A significant portion of the increase in the percentage of cost of sales in relation to net sales can be attributed to material costs.  Gross margin is negatively affected by the increase in material costs as not all increases can be passed along to the customer in the form of price increases or surcharges.  Silver pricing has generally been passed on to our customers in the form of a surcharge, but this does not preclude the Company from being pressured to reduce its margins as the price continues to climb.  Silver surcharge collected from our customers is approximately 13% of total net sales for years ended December 31, 2009 and 2008, respectively.  The stabilization of manufacturing costs continues to be a major focus of management efforts.  All current products, services and programs, including those in development, continue to be evaluated for contribution and value to our overall business strategy and results.  Products, services and programs that are underperforming from an overall contribution standpoint and not expected to improve will be phased out or discontinued so that the Company’s resources can be put to use in developing those of more strategic value.

Selling and Marketing

Selling and marketing expenses decreased to $682,568 (3.2% of net sales) in 2009 from $781,456 (3.5% of net sales) in 2008, a decrease of $98,888, or 12.7%.  This decrease in selling and marketing expense is mainly attributable to the reduction in sales and business development personnel being offset by increased travel and trade show costs incurred.  Management believes this decrease to be nominal and expects the expense as a percentage of sales to remain stable in the foreseeable future.

General and Administrative Expenses

General and administrative expenses were $2,102,461 (10.0% of net sales) in 2009 as compared to $2,536,648 (11.3% of net sales) in 2008, a decrease of $434,187 or 17.1%.  Included in the expense for the year ended December 31, 2008 is a onetime charge of $250,000 for costs associated with a terminated acquisition following due diligence.  Although the delay by the SEC for outside auditor attestation requirements of SOX Section 404 limited a previously expected increase in audit fees for 2009, the costs associated with the related internal control documentation with outside consultants was $46,646 and $88,258 for the twelve months in 2009 and 2008, respectively.

Research and Development

Research and development costs decreased to $241,494 (1.2% of net sales) in 2009 from $320,040 (1.4% of net sales) in 2008, a decrease of $78,546, or 25%.  For the fiscal years ended December 31, 2009, and 2008, ART had research and development expenses of approximately $21,527 and $69,779, respectively.  Expenses include the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG product.  In 2009 and 2008, Micron’s research and development efforts resulted in $219,967 and $250,261 of expense.  The expense is for process improvements on the Micron sensor and snap product lines and new processes and capabilities within MIT.  The twelve months ended December 31, 2008 included $52,000 of expense for equipment tested in a process improvement project with the sensor product line as well as the impairment of equipment used for final product testing.

Interest Expense

Interest expense was $31,699 in 2009 compared to $46,230 in 2008, a decrease of $14,531, or 31%.  This expense is a result of the acquisition note and an equipment loan, which were paid in full in 2008 and 2009, respectively.  The Company does not incur an unused borrowing base fee under our unsecured credit facility.

Other Income

Other income was $2,757 in 2009 compared to $29,464 in 2008, a decrease of $26,707, or 91%. The majority of other income was bank interest of $12,082 and $29,861, in 2009 and 2008, respectively.  Lower average balances and a decrease in the rate of return account for the decrease in interest income.  The remainder of other income was from miscellaneous expense items including a loss in the disposal of assets, and currency losses relating to a foreign government’s import taxes and the timing of the reimbursement.

Income Taxes

The Company’s combined federal and state effective income tax rate was 29% and 42% in 2009 and 2008, respectively.  The effective rates in 2009 were lower than the statutory rates primarily due to the reductions in tax from state and federal research and development and investment tax credits.

Goodwill

As of December 31, 2009, the Company’s goodwill of $1,564,966 is related to three reporting units, $1,244,000 associated with the acquisition of Micron Products, Inc. in 1992, $235,727 associated with the acquisition of Shrewsbury Molders, Inc. in 2004, and $85,239 associated with the acquisition of Leominster Tool Co. Inc. in December 2006.  There was no impairment to the goodwill associated with or expected in any acquisition based on the first quarter annual impairment test in 2009.

Earnings Per Share

The basic earnings per share is $0.14 in 2009 as compared to $0.13 in 2008, an increase of $0.01, or 8%.  The earnings per share for 2008 included non-recurring charges totaling $302,000, related to an acquisition and research and development activities.  This charge, net of tax, decreased basic earnings per share for 2008 by $0.07.

Off-Balance Sheet Arrangements

The Company entered in to a sale lease-back transaction for certain equipment purchased during 2009 totaling $677,810.  A five year operating lease obligation for the equipment began December 31, 2009 with the first payment due February 1, 2010.  The transaction includes an additional $322,190 of lease line capacity.  The operating lease requires payments totaling $146,867 in 2010, and $139,690 for each year following until 2014.

Liquidity and Capital Resources

Working capital was $8,922,328 as of December 31, 2009 as compared to $7,440,721 as the same date in 2008.  Operating results produced positive cash flows of $2,386,186 of which $361,195 was spent on capital asset investment.  Cash and cash equivalents were $3,674,179 and $2,320,467 at December 31, 2009, and 2008, respectively.  Substantially all of these funds are invested in fixed rate bank deposit accounts.

Inventories decreased to $2,956,682 at the end of 2009, a decrease of $770,810 from the end of 2008.  The decreased inventory was primarily the result of the lean manufacturing programs.  These efforts focused production on reducing inventory in production.  The increased unit cost of silver offset the decreases in volume of sensors in inventory.

Net capital equipment expenditures were $361,195 in 2009 as compared to $1,015,702 in 2008.  In 2009, the majority of the expenditures were for production equipment.  Not included in the net capital expenditures was production automation equipment for the sensor line costing $677,810.  This equipment was put into service under an operating lease.  In 2008, the majority of the expenditures were for the acquisition of additional production machinery and equipment, including upgrades in and replacement of existing machinery and tooling.  A climate controlled mold manufacturing space built for LTD and the addition of an ultrasonic cleaning production line cost $306,000 and $55,000, respectively.  The majority of remaining capital expenditures related to manufacturing equipment replacements and additions including computer controlled inspection equipment.

An unsecured $1,000,000 credit facility was available in 2009 and 2008.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  There were no outstanding borrowings on our line of credit as of December 31, 2009 and 2008.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  As of January 15, 2010, the credit facility was increased to $2,000,000.

The Company had a one year term note secured by equipment with a limit of $813,000.  The loan was drawn down by $383,000 for equipment delivered and installed in October 2007.  A second payment of $383,000 was made in January of 2008 for this equipment.  In the third quarter of 2008 the equipment note was extended for one year with a decrease in the fixed rate from 6.75% to 6.5% per annum.  The equipment note was paid in full on September 15, 2009.

On December 31, 2009, the Company received a reimbursement of $677,810 for a sale lease-back transaction related to new production equipment installed during the second half of 2009.  This arrangement included a lease line with a credit limit of $1,000,000, and the Company expects to use the remaining $322,190 for the purchase of certain production equipment in the beginning of 2010.

Funding for future research and development is expected to be provided by ongoing operations, and at this time there are no plans for projects that would require outside funding.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  An aggregate of 23,389 shares were purchased in the fourth quarter of 2008 under the program for an aggregate of $53,975.  In 2009, the Company repurchased 12,810 shares for an aggregate of $33,188.

Inflation

The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations except for the impact of the increase in volatility of materials and energy prices particularly the cost of silver.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (GAAP).” The Financial Accounting Standards Board (FASB) Accounting Standards Codification (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810 (formerly “SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.  The Company does not currently have any noncontrolling interests.

In December 2007, the FASB issued ASC 805-10 (formerly “SFAS No. 141(R)”), “Business Combinations”, which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase method of accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The provisions of this standard will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009 and the adoption did not have an impact on our financial position or results of operations; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued ASC 815 (formerly “SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  ASC 815 amends and expands the disclosure requirements to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities.  The adoption of ASC 815 did not have a material impact on our Financial Statements.

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

In May 2009, the FASB issued ASC 855-10 (formerly “SFAS No. 165”), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this standard upon issuance with no impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  Early application is permitted.  The Company is currently evaluating the potential impact, if any, the adoption of ASU 2009-13 will have on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of Notes to Consolidated Financial Statements describe the significant accounting policies used in the preparation of the consolidated financial statements.  Some of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

The Company maintains some reserve for excess, slow moving, and obsolete inventory.  A review of inventory on hand is made at least annually and some obsolete inventory is scrapped and/or recycled.  The review is based on several factors including a current assessment of future product demand, historical experience, and product expiration.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments.  Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in ASC 350, “Intangible Assets”.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future.  If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value.  To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item may be found on pages F-1 through F-19 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2009.

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

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this item is incorporated by reference to the applicable information in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The Company hereby furnishes the exhibits listed on the attached exhibit index.  Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1580, Washington, D.C. 20549.  Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address “http://www.sec.gov”.  The Company maintains a web site that contains reports, proxy and information statements and other information electronically at the address “http://www.arthrt.com”.  Information on our website is not a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:    /s/ James E Rouse
James E. Rouse,
President and Chief Executive Officer
March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James E. Rouse	President, Chief Executive Officer and	March 10, 2010
James E. Rouse /s/ David A. Garrison	Director (Principal Executive Officer) Executive Vice President of Finance and Chief Financial Officer	March 10, 2010
David A. Garrison /s/ E. P. Marinos	(Principal Financial and Accounting Officer) Chairman of the Board	March 10, 2010
E. P. Marinos /s/ Julius Tabin	Director	March 10, 2010
Julius Tabin /s/ Paul F. Walter	Director	March 10, 2010
Paul F. Walter /s/ Jason R. Chambers	Director	March 10, 2010
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

To the Board of Directors and the Shareholders of
Arrhythmia Research Technology, Inc.
Fitchburg, Massachusetts

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CCR LLP
Westborough, Massachusetts
March 10, 2010

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

December 31,	2009	2008

Assets

Current assets: Cash and cash equivalents	$3,674,179	$2,320,467
Trade accounts receivable, net of allowance for doubtful accounts of $49,976 and $45,619	3,818,538	2,705,145
Inventories (Note 3)	2,956,682	3,727,492
Deferred income taxes (Note 6)	22,500	21,000
Prepaid tax	123,789	309,000
Deposits, prepaid expenses and other current assets	147,243	392,209

Total current assets	10,742,931	9,475,313

Property, plant and equipment, net (Note 4)	6,343,575	7,305,278

Goodwill (Note 2)	1,564,966	1,564,966

Other intangible assets, net	95,887	143,010

Total assets	$18,747,359	$18,488,567

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Balance Sheets

(Continued)

December 31,	2009	2008

Liabilities and Shareholders’ Equity

Current liabilities: Accounts payable	$1,543,700	$1,106,974
Accrued expenses	276,903	289,527
Current note payable (Note 5)	-	638,091

Total current liabilities	1,820,603	2,034,592

Long term liabilities:
Long term deferred tax liability (Note 6)	350,000	315,500
Long term portion of deferred gain on Lease (Note 8)	22,347	-

Total long term liabilities	372,347	315,500

Total liabilities	2,192,950	2,350,092

Commitments and contingencies (Note 8):

Shareholders’ equity (Notes 7 and 10):
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,675,481 and 2,688,291 outstanding respectively	39,265	39,265
Additional paid-in-capital	10,317,403	10,243,568
Treasury stock at cost, 1,251,010 and 1,238,200 shares respectively	(3,413,742)	(3,380,554)
Retained earnings	9,611,483	9,236,196

Total shareholders’ equity	16,554,409	16,138,475

Total liabilities and shareholders’ equity	$18,747,359	$18,488,567

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Income

Years ended December 31,	2009	2008

Net sales	$21,139,774	$22,482,219
Cost of sales	17,558,140	18,204,526

Gross profit	3,581,634	4,277,693

Selling and marketing	682,568	781,456
General and administrative	2,102,461	2,536,648
Research and development	241,494	320,040

Income from operations	555,111	639,549

Other income (expense):
Interest expense	(31,699)	(46,230)
Other income	2,757	29,464

Total other expense	(28,942)	(16,766)

Income before income taxes	526,169	622,783
Income tax provision (Note 6)	152,000	261,400

Net income	$374,169	$361,383

Earnings per share (Note 2):
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Changes in Shareholder’s Equity

(Notes  2,7 and 10)

	Common Stock		Additional	Treasury	Retained
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total

December 31, 2007	3,926,491	$39,265	$10,143,339	$(3,326,579)	$8,874,813	$15,730,838

Share based compensation			100,229			100,229
Treasury stock repurchased 23,389 shares				(53,975)		(53,975)
Net income					361,383	361,383

December 31, 2008	3,926,491	$39,265	$10,243,568	$(3,380,554)	$9,236,196	$16,138,475

Share based compensation			73,835			73,835
Treasury stock repurchased 12,810 shares				(33,188)		(33,188)
Cash dividends (adjustment)					1,118	1,118
Net income					374,169	374,169

December 31, 2009	3,926,491	$39,265	$10,317,403	$(3,413,742)	$9,611,483	$16,554,409

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

(Note 9)

Years ended December 31,	2009	2008

Cash flows from operating activities:
Net income	$374,169	$361,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394,604	1,399,154
Provision for doubtful accounts	4,357	(4,211)
Deferred income tax provision	33,000	184,000
Share based compensation	73,835	100,229
Changes in operating assets and liabilities:
Trade accounts receivable	(1,117,750)	58,557
Inventories	770,810	(725,972)
Deposits, prepaid expenses and other assets	430,177	153,346
Accounts payable and accrued expenses	422,984	410,894

Net cash provided by operating activities	2,386,186	1,937,380

Cash flows from investing activities:
Capital expenditures, net of disposals	(361,195)	(1,015,702)

Net cash used in investing activities	(361,195)	(1,015,702)

Cash flows from financing activities:
Payments to notes payable	(638,091)	(231,647)
Repurchase of stock	(33,188)	(53,975)

Net cash used in financing activities	(671,279)	(285,622)

Net increase in cash and cash equivalents	1,353,712	636,056

Cash and cash equivalents, beginning of year	2,320,467	1,684,411

Cash and cash equivalents, end of year	$3,674,179	$2,320,467

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Accounting Standards Codification (“ASC”) 310 “Receivables”, (formerly Statement of Financial Accounting Standard (“SFAS”) No. 105 “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”), consist primarily of trade accounts receivable and cash and cash equivalents.

Accounts receivable are customer obligations due under normal trade terms.  A large portion of Micron’s products are sold to large diversified medical and defense product manufacturers.  The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.

Senior management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believes the allowance for doubtful accounts as of December 31, 2009 is adequate.

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

Goodwill

The Company accounts for goodwill and intangibles in accordance with ASC 350 “Intangibles – Goodwill and other”, (formerly SFAS No. 142 “Goodwill and Other Intangible Assets”).  ASC 350 requires that companies test goodwill for impairment at least annually.  In addition, ASC 350 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in ASC 350.  ASC 350 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

There was no impairment to goodwill as of first quarter of 2009 and no indicators have arisen to require the Company to review goodwill in the interim period.  The Company performs its annual impairment testing for the goodwill valuation during the first quarter of the fiscal year.

Long-Lived Assets

The Company accounts for long lived assets in accordance with ASC 350 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  A long lived asset used in research and development was impaired for $22,378 as of December 31, 2008.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes,” (formerly SFAS No. 109 “Accounting for Income Taxes”), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

In accordance with ASC 740, (formerly FIN 48), the Company recognizes the benefits of a tax position if that position is more likely than not of being sustained on audit, based on the technical merit of the position.  Management believes it be more likely than not that the Company can sustain management’s tax positions on audit.

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

Earnings Per Share Data

The Company follows the provisions of ASC 260 “Earnings Per Share,” (formerly SFAS No. 128 “Earnings Per Share”), which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares.

Basic and diluted EPS computations are as follows:

Years ended December 31,	2009	2008
Net income available to common shareholders	$374,169	$361,283
Weighted average common shares outstanding	2,680,394	2,709,382
Basic EPS	$0.14	$0.13

Diluted EPS:
Net income available to common shareholders	$374,169	$361,283
Weighted average common shares outstanding, basic	2,680,394	2,709,382
Assumed conversion of net common shares issuable under stock option plans	-	1,638
Weighted average common and common equivalent shares outstanding, diluted	2,680,394	2,711,020
Diluted EPS	$0.14	$0.13

Stock-Based Compensation

The Company accounts for share based compensation under the provisions of ASC 718 “Stock Compensation,” (formerly SFAS No. 123(R) “Share Based Payment”), which establishes accounting for equity instruments exchanged for employee services.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Comprehensive Income

The Company follows the provisions of ASC 220 “Comprehensive Income,” (formerly SFAS No. 130 “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any components of comprehensive income, exclusive of net income, for the years ended December 31, 2009 and 2008.

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

Industry Segments

The Company follows the provisions of ASC 280 “Segment Reporting,” (formerly SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”), which requires reporting of selected information about operating segments in interim and annual financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.  ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our manufacturing processes.  Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, and services provided by outside contractors.  All costs associated with research and development programs are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 810 (formerly “SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  ASC 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years.  The Company does not currently have any noncontrolling interests.

In December 2007, the FASB issued ASC 805-10 (formerly “SFAS No. 141(R)”), “Business Combinations,” which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase method of accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The provisions of this standard will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009 and the adoption did not have an impact on our financial position or results of operations; however, it could it future transactions entered into by the Company.

In March 2008, the FASB issued ASC 815 (formerly “SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133.”  ASC 815 amends and expands the disclosure requirements to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities.  The adoption of ASC 815 did not have a material impact on our Financial Statements.

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

2.	Accounting Policies (Continued)

Recent accounting pronouncements   (Continued)

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  Early application is permitted.  The Company is currently evaluating the potential impact, if any, the adoption of ASU 2009-13 will have on its financial position or results of operations.

3.        Inventories

Inventories consist of the following:

December 31,	2009	2008
Raw materials	$1,043,228	$1,099,876
Work-in-process	234,360	773,245
Finished goods	1,679,094	1,854,371
Total	$2,956,682	$3,727,492

4.	Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

December 31,	Asset Lives	2009	2008
Machinery and equipment	5 to 15 years	$10,729,220	$10,532,555
Equipment held for lease	10 years	69,400	69,400
Building and improvements	20 years	4,073,702	4,038,610
Vehicles	3 to 5 years	158,908	158,908
Furniture, fixtures, computers and software	3 to 5 years	1,345,607	1,319,551
Land		202,492	202,492
Construction in progress		126,174	94,829
Total property, plant and equipment		16,705,503	16,416,345
Less: accumulated depreciation		(10,361,928)	(9,111,067)
Property, plant and equipment, net		$6,343,575	$7,305,278

The Company leases attaching machines to customers under operating leases for periods of up to one year with renewable terms.  The cost of the leased equipment is depreciated on a straight-line basis over ten years.  Accumulated depreciation on leased equipment was $142,950 at December 31, 2009 and 2008.  The Company sold two leased machines to its customers in 2008 and none in 2009.

5.	Debt

The Company had a note payable resulting from the acquisition of Leominster Tool Co. Inc. of approximately $200,000 with a balance of $0 at December 31, 2009 and 2008.  This note was paid in full during the first three months of 2008.

The Company had a one year term note secured by equipment for a maximum of $813,000.  In the third quarter of 2008, the equipment note was extended for one year with a decrease in the fixed rate from 6.75% to 6.5% per annum.  The equipment note was amortized over 6 years with a balloon payment for the remaining balance at September 15, 2009.  This note was paid in full on September 15, 2009.

The Company has an unsecured $1,000,000 renewable credit facility which provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to a $300,000 maximum.  This facility has no borrowing base charge.  There are no outstanding borrowings on the line of credit at December 31, 2009 and 2008.  As of January 15, 2010, this line of credit was increased to a limit of $2,000,000 at a rate of 2% over LIBOR.

The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

6.	Income Taxes

The income tax provision consists of the following:

Years Ended December 31,	2009	2008
Current: Federal	$114,000	$73,400
State	5,000	4,000
	119,000	77,400

Deferred: Federal	44,000	171,000
State	(9,000)	13,000
	33,000	184,000

Total income tax provision	$152,000	$261,400

6.	Income Taxes (Continued)

The components of deferred income taxes are as follows:

Years Ended December 31,	2009	2008
Deferred income taxes: Inventories	$8,000	$7,000
Other current	14,500	14,000
Total current deferred tax assets	22,500	21,000
Property, plant and equipment	(376,000)	(345,500)
Patents and intangibles	26,000	30,000
Total long term deferred tax liability	(350,000)	(315,500)
Deferred income taxes, net	$(327,500)	$(294,500)

The Company files a consolidated federal income tax return.  The actual income tax provision differs from the federal statutory income tax rate (34%) as follows:

Years Ended December 31,	2009	2008
Tax provision computed at statutory rate	$179,000	$212,000
Increases (reductions) due to: State income taxes, net of federal benefit	33,000	39,000
Permanent differences	16,000	28,000
Tax credits (Federal & State)	(72,000)	(68,400)
Other	(4,000)	50,800
Income tax expense	$152,000	$261,400

7.      Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2009 and 2008 were $28,861 and $30,747, respectively.

On December 16, 2009, the Board of Directors, after a recommendation from management and approval by the Compensation Committee, granted 75,500 incentive stock options and non-qualified stock options to vest over five years with an effective grant date of January 4, 2010 priced at the average closing price for the prior ten trading days.  Forty percent of the options were granted to non-executive management.  These options were granted from the shareholder approved 2001 stock option plan described in Note 10.

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

8.      Commitments and Contingencies   (Continued)

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

Operating Leases

The Company leases vehicles and equipment under non-cancelable lease arrangements.  Lease expense under all operating leases was approximately $8,100 and $10,700 in 2009 and 2008, respectively.

On December 31, 2009, the company received a payment of $677,810 for a sale lease-back transaction related to new production equipment installed during the second half of 2009.  This arrangement included a lease line with a credit limit of $1,000,000, and the Company expects to use the remaining $322,190 for the purchase of certain production equipment in the beginning of 2010.  This transaction created a long term deferred gain on the sale of assets of $22,347, which will be amortized over the life of the lease.

Future minimum operating lease payments as of December 31, 2009 are approximately as follows:

Year	Amount
2010	$146,867
2011	139,690
2012	139,690
2013	139,690
2014	139,690
Total	$705,627

9.      Supplemental Cash Flow Information

Cash paid for income taxes and interest for the years ended December 31 are as follows:

	2009	2008
Income taxes	$-	$109,000
Interest	31,699	47,826

In 2009, installation of production equipment costing $677,810 financed with an operating lease did not require a cash outlay from the Company.

10.      Stock Options

The Company accounts for non-cash share based compensation under ASC 718 “Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

For the year ended December 31, 2009 and 2008, share-based compensation included in general and administrative expenses amounted to $73,835 and $100,229, respectively.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, and the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the year ended December 31, 2009 and 2008.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the option grant in 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

2008
Expected option term (1)	4.5 years
Expected volatility factor (2)	41%
Risk-free interest rate (3)	3.3%
Expected annual dividend yield	0.0%

(1)	The option life was determined using the simplified method for estimated expected option life, which qualifies as “plain-vanilla” options.
(2)
The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent year.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-Based Incentive Plan

At December 31, 2009, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At December 31, 2009, there were 168,000 shares available for future grants under the above stock option plan.

10.      Stock Options  (Continued)

The following table sets forth the stock option transactions for the year ended December 31, 2009:

	Number of shares	Weighted average Exercise Price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	127,000	$10.45	3.8 years
Granted	107,500	7.15
Exercised	-	-
Cancelled/expired	(26,500)	10.39
Outstanding at December 31, 2008	208,000	$10.45	3.7 years
Granted	-	-
Exercised	-	-
Cancelled/expired	(29,000)	$5.45
Outstanding at December 31, 2009	179,000	$9.29	3.1 years	$-
Exercisable at end of year	92,200	$10.04	2.5 years	$-

The weighted average fair value of stock options granted during 2008 was $2.73.

During the year ended December 31, 2009 and 2008, no options were exercised.  At December 31, 2009 and 2008, the intrinsic value of the exercisable options is $0.

The following table sets forth the status of the Company’s non-vested options for the year ended December 31, 2009:

	Number of shares	Weighted average Fair Value
Non-vested at December 31, 2008	111,000	$3.46
Granted	-	-
Vested (with an intrinsic value of $0)	(23,200)	3.66
Cancelled/expired	(1,000)	2.74
Non-vested at December 31, 2009	86,800	$3.42

The following table presents the average price and contractual life information about options outstanding and exercisable at December 31, 2009:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
7.15	96,000	4.01	19,200
9.86	63,000	1.97	63,000
12.42	10,000	2.59	6,000
23.10	10,000	3.18	4,000

As of December 31, 2009, there was $221,301 of unrecognized compensation cost related to non-vested share based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 3.99 years.

As of December 31, 2008, there was $297,169 of unrecognized compensation cost related to non-vested share based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 5.13 years.

11.      Industry and Geographic Segments

The Company’s operations are classified into two business segments: medical electrode components and plastic molding, and computerized medical instruments.

The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 2009 and 2008:

Year ended December 31, 2009	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$21,139,774	$-	$-	$21,139,774
Operating income (loss)	$1,714,964	$(35,721)	$(1,124,132)	$555,111
Capital Expenditures	$361,195	$-	$-	$361,195
Depreciation and Amortization	$1,310,772	$-	$83,832	$1,394,604
Total Assets at December 31, 2009	$14,372,218	$50,927	$4,324,214	$18,747,359

Year ended December 31, 2008	Medical Electrode Components and Plastic Molding	Computerized Medical Instruments	Corporate	Consolidated

Sales	$22,482,219	$-	$-	$22,482,219
Operating income (loss)	$2,185,345	$(375,832)	$(1,169,964)	$639,549
Capital Expenditures	$991,646	$-	$24,056	$1,015,702
Depreciation and Amortization	$1,316,097	$-	$83,057	$1,399,154
Total Assets at December 31, 2008	$15,590,769	$72,217	$2,825,581	$18,488,567

The following table sets forth the geographic distribution of the Company’s net sales:
	2009	2008
United States	$12,937,615	$13,290,098
Canada	3,684,087	5,118,913
Europe	2,644,727	3,091,326
Pacific Rim	818,866	426,764
Other	1,054,479	555,118
Net Sales	$21,139,774	$22,482,219

The following table sets forth the percentage of net sales to significant customers of the medical electrode and injection molded component segment in relation to total segment sales:

Customers	2009	2008
A	23%	27%
B	16%	12%
C	-	17%
D	12%	-

12.      Quarterly Financial Data

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Net Sales	$4,683,454	$5,371,439	$5,457,377	$5,627,504
Gross Profit	944,322	875,133	881,309	880,870
Net Income	81,774	76,920	108,214	107,261
Basic Earnings per share	0.03	0.03	0.04	0.04
Diluted Earnings per share	0.03	0.03	0.04	0.04

2008 Net Sales	$5,459,742	$6,426,120	$5,838,390	$4,757,967
Gross Profit	1,111,438	1,346,471	841,560	978,224
Net Income	149,372	134,119	68,139	9,753
Basic Earnings per share	0.06	0.05	0.03	0.00
Diluted Earnings per share	0.05	0.05	0.03	0.00

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	Amended and Restated By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(b)
4.8*	2005 Stock Award Plan	(d)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006.	(e)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1, 2007.	(e)
21.0	Subsidiaries	(f)
23.1	Consent of CCR LLP	X-1
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference to the Company’s Form 10-K for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.
(c)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission in December 2007.
(d)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission in December 2005, Registration Statement No. 333-130678.
(e)	Incorporated by reference to the Company’s Form 10-KSB for fiscal year ended December 31, 2006, as filed with the Commission in March 2007.
(f)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2007 as filed with the Commission in March 2008.