Form 10-Q
period 2010-05-04
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2010-05-04
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

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

As of April 30, 2010 there were 2,675,481 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	March 31, 2010	December 31, 2009
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$3,154,288	$3,674,179
Trade and other accounts receivable, net of allowance for doubtful accounts of $64,976 and $49,976	4,222,544	3,818,538
Inventories, net	3,378,060	2,956,682
Deferred income taxes, net	66,000	22,500
Prepaid tax	49,289	123,789
Deposits, prepaid expenses and other current assets	238,485	147,243
Total current assets	11,108,666	10,742,931

Property and equipment, net of accumulated depreciation of $10,683,341 and $10,361,928	6,462,346	6,343,575
Goodwill	1,564,966	1,564,966
Other intangible assets, net	88,400	95,887
Total assets	$19,224,378	$18,747,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,992,904	$1,543,700
Accrued expenses	294,668	276,903
Total current liabilities	2,287,572	1,820,603
Long term liabilities:
Long term deferred tax liability, net	383,000	350,000
Long term portion of deferred gain on lease	21,218	22,347
Total long term liabilities	404,218	372,347

Total liabilities	2,691,790	2,192,950

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,675,481 outstanding	39,265	39,265
Additional paid-in-capital	10,354,299	10,317,403
Common stock held in treasury, 1,251,010 shares at cost	(3,413,742)	(3,413,742)
Retained earnings	9,552,766	9,611,483
Total shareholders’ equity	16,532,588	16,554,409
Total liabilities and shareholders’ equity	$19,224,378	$18,747,359

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue	$5,585,360	$4,683,454
Cost of sales	4,601,212	3,739,132
Gross profit	984,148	944,322
Selling and marketing	157,989	150,449
General and administrative	603,997	575,505
Research and development	55,673	68,758
Total expense	817,659	794,712
Income from operations	166,489	149,610
Other income (expense), net	122	(13,836)
Income before income taxes	166,611	135,774
Income tax provision	64,000	54,000
Net income	$102,611	$81,774
Net income per share – basic	$0.04	$0.03
Net income per share – diluted	$0.04	$0.03
Weighted average common shares Outstanding – basic	2,675,481	2,688,291
Weighted average common shares Outstanding – diluted	2,707,864	2,688,291

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$102,611	$81,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,529	346,628
Share based compensation	36,896	32,270
Provision for doubtful accounts	15,000	6,000
Deferred tax assets	(10,500)	(15,500)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(419,006)	(515,967)
Inventories	(421,378)	(91,408)
Deposits, prepaid expenses and other assets	(21,036)	244,085
Accounts payable and accrued expenses	465,840	311,102
Net cash provided by operating activities	93,956	398,984
Cash flows from investing activities:
Capital expenditures, net of disposals	(452,519)	(193,932)
Net cash used in investing activities	(452,519)	(193,932)
Cash flows from financing activities:
Payments on acquisition note payable	-	(23,548)
Cash dividend paid	(161,328)	-
Net cash used in financing activities	(161,328)	(23,548)

Net increase (decrease) in cash and cash equivalents	(519,891)	181,504

Cash and cash equivalents at beginning of period	3,674,179	2,320,467
Cash and cash equivalents at end of period	$3,154,288	$2,501,971

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiary (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009 filed March 10, 2010.

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

2. Inventories:

Inventories consist of the following as of:	March 31, 2010	December 31, 2009
Raw materials	$1,097,823	$1,043,228
Work-in-process	375,046	243,360
Finished goods	1,905,191	1,679,094
Total	$3,378,060	$2,956,682

3. Share-Based Compensation:

The Company accounts for non-cash share based compensation under ASC 718 “Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

Three Months Ended March 31,
2010
Dividend Yield	0%
Expected Volatility	31.18%
Risk Free Interest Rate	1.36%
Expected Option Terms (in years)	4.5

The Company recognized share-based compensation expense of $36,896 and $32,270 in general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.  A grant totaling 75,500 options to 16 persons, including directors and management, was made during the three months ended March 31, 2010.  No grants were made in the first three months of 2009.

Share-based Incentive Plan

At March 31, 2010, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 400,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At March 31, 2010, there were 92,500 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $7.55 at March 31, 2010.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2010:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$ 3.41	75,500	5.76	--	$ 0.96
7.15	96,000	3.76	38,400	2.74
9.86	63,000	1.72	63,000	4.22
12.42	10,000	2.35	6,000	5.38
23.10	10,000	2.93	6,000	10.77

The aggregated intrinsic value of options outstanding and vested at March 31, 2010 was $419,570 and $30,720, respectively.  The Company expects 110,397 of the 141,100 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2009:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	86,800	$ 3.42
Granted	75,500	0.96
Vested	(21,200)	3.50
Forfeited	-	-
Non-vested at March 31, 2010	141,100	$ 2.09

At March 31, 2010, there was $257,057 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 4.09 years.

4. Income Taxes:

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2006 to 2009 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the three months ended March 31, 2010.

5. Earnings per share:

In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At March 31, 2010, some of the stock options were anti-dilutive and excluded in the earnings per share computation.

6. Recent Accounting Pronouncements:

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices and our ability to offset higher costs with price increases; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; variability of customer delivery requirements; our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest product category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products and product life cycle management.  This sector includes revenues from both high volume precision injection molding and custom injection molding.  With the addition of a medical machining cell, the Company began production of patient specific metal medical devices.  Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenue for the three months ended March 31, 2010 was $5,585,360 versus $4,683,454 for the three months ended March 31, 2009, an increase of 19%.  Revenues related to the license of the Company’s SAECG product accounted for $50,000 in the first three months of 2010.  Micron’s medical sensors and snaps with silver surcharge revenue increased by $353,000 and high volume precision molded products and other miscellaneous sales increased by $53,000.  The change in revenues from sensors and snaps is due to increased volume in sensors.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs increased $446,000 due to increased volume with our defense industry customers.  The MIT division’s revenue is derived from the custom molding, precision metal machining and mold making activities.

Revenue from domestic and foreign sales for the first three months is as follows:

	Three Months Ending March 31,
	2010	%	2009	%
United States	$3,108,220	55	$2,615,989	56
Canada	1,340,010	24	946,678	20
Europe	489,162	9	801,546	17
Pacific Rim	391,296	7	151,430	3
Other	256,672	5	167,811	4
Total	$5,585,360	100	$4,683,454	100

The increase of sales in the United States and Canada is due to increasing volumes with existing customers.  A European customer has begun to shift its manufacturing to the Pacific Rim.

Cost of sales was $4,601,212 for the three months ended March 31, 2010 as compared to $3,739,132 for the same period in 2009.  The cost of sales was 82% of revenue for the three months ended March 31, 2010 as compared to 80% for the same period in 2009.  The stabilization and reduction of costs remains a priority of management.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  The increased cost of silver negatively affects margins as the higher cost equally increases the revenues and cost of sales.  Management continues to investigate ways to improve the overall gross margin by elimination of low contribution products while increasing sales of higher margin product.

Selling and marketing expense was $157,989 for the three months ended March 31, 2010 as compared to $150,449 for the same period in 2009.  The selling and marketing expense was 2.8% of sales in the three months ended March 31, 2010 and 3.2% for the same period in 2009.  Selling expenses continue to be stable as a percentage of sales and is expected to remain stable in 2010.

General and administrative expense was $603,997 for the three months ended March 31, 2010 as compared to $575,505 for the same period in 2009.  The general and administrative expense was 11% of sales in the three months ended March 31, 2010 and 12% for the same period in 2009.  The expense is expected to be higher in 2010 as it will include auditor attestation costs related to Section 404 of the Sarbanes-Oxley Act of 2002 compliance.

Research and development expense was $55,673 for the three months ended March 31, 2010 as compared to $68,758 for the same period in 2009.  The research and development expense was 1.0% of sales in the three months ended March 31, 2010 as compared to 1.5% in the same period in 2009.  Approximately 50% of the expense was related to ART’s SAECG software, Predictor™.  Product testing and development costs continue in support of a National Institutes of Health research project utilizing ART’s proprietary Signal Averaged ECG products.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line.  This work is expected to continue through the end of 2010.

Other income (expense), net was $122 versus expense of ($13,836) for the three months ended March 31, 2010 and 2009, respectively.  Interest income in the period ended March 31, 2010 was offset by a loss on the disposal of assets of $2,939 compared with a loss on disposal of assets of $9,304 and interest expense of $10,253 associated with an equipment note in the period ended March 31, 2009.

Income taxes as a percent of income before income taxes were 38% for the three months ended March 31, 2010 as compared to 40% for the same period in 2009.  This difference was the result of tax credits earned or expected for the year ended December, 31 2010.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,821,094 at March 31, 2010 compared to $8,922,328 at December 31, 2009, a decrease of $101,234.  During the quarter our capital investment and payment of a dividend exceeded our operating cash flow.  Capital investment will decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.  Additionally, capital investment in manufacturing equipment is expected to reduce working capital over the near term.

Net capital expenditures were $452,519 for the first three months of 2010 as compared to $193,932 for the same period in 2009.  The largest portion of the capital expenditures in the first three months of 2010 resulted from the routine replacement of production equipment and tooling on our sensor product line.  Capital expenditures for the three months ended March 31, 2010 were made with cash on hand.

The Company has an unsecured $2,000,000 credit line with a large multinational bank.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on the line as of March 31, 2010.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

During the period ended March 31, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $161,328.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program to date for an aggregate of $87,163.  No purchases were made in the first three months of 2010.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments.  Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in ASC 350, “Intangible Assets”.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future.  If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value.  To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  After annual tesing completed in the three months ended March 31, 2010, no impairment of goodwill was required.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 4, 2010	By: /s/ James E. Rouse
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