Form 10-Q
period 2010-08-16
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2010-08-16
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010 or

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

As of August 10, 2010 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	June 30, 2010	December 31, 2009
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$2,838,872	$3,674,179
Trade and other accounts receivable, net of allowance for doubtful accounts of $79,976 and $49,976	4,287,947	3,818,538
Inventories, net	3,006,824	2,956,682
Deferred income taxes, net	56,500	22,500
Prepaid tax	65,789	123,789
Deposits, prepaid expenses and other current assets	381,240	147,243
Total current assets	10,637,172	10,742,931

Property and equipment, net of accumulated depreciation of $10,927,735 and $10,361,928	6,595,909	6,343,575
Goodwill	1,564,966	1,564,966
Restricted cash	511,208	-
Other intangible assets, net	83,870	95,887
Total assets	$19,393,125	$18,747,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,503,129	$1,543,700
Accrued expenses and customer deposits	374,687	276,903
Total current liabilities	1,877,816	1,820,603
Long term liabilities:
Long term deferred tax liability, net	173,266	350,000
Long term portion of deferred gain on lease	20,101	22,347
Total long term liabilities	193,367	372,347
Total liabilities	2,071,183	2,192,950

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 and 2,675,481 outstanding	39,265	39,265
Additional paid-in-capital	10,611,065	10,317,403
Common stock held in treasury, 1,135,977 and 1,251,010 shares at cost	(3,099,842)	(3,413,742)
Retained earnings	9,771,454	9,611,483
Total shareholders’ equity	17,321,942	16,554,409
Total liabilities and shareholders’ equity	$19,393,125	$18,747,359

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$5,782,279	$5,371,439	$11,367,639	$10,054,893
Cost of sales	4,687,802	4,496,306	9,289,014	8,235,447
Gross profit	1,094,477	875,133	2,078,625	1,819,446
Selling and marketing	255,637	183,729	413,626	334,180
General and administrative	671,862	512,391	1,275,859	1,087,895
Research and development	47,138	57,716	102,811	126,463
Total expense	974,637	753,836	1,792,296	1,548,538
Income from operations	119,840	121,297	286,329	270,908
Other income (expense), net	144,647	(5,377)	144,769	(19,210)
Income before income taxes	264,487	115,920	431,098	251,698
Income tax provision	45,800	39,000	109,800	93,000
Net income	$218,687	$76,920	$321,298	$158,698
Net income per share – basic	$0.08	$0.03	$0.12	$0.06
Net income per share – diluted	$0.08	$0.03	$0.12	$0.06
Weighted average common shares Outstanding – basic	2,691,914	2,677,777	2,683,743	2,680,341
Weighted average common shares Outstanding – diluted	2,739,858	2,677,777	2,731,687	2,680,341

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$321,298	$158,698
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash gain from bargain purchase	(146,288)	-
Depreciation and amortization	698,440	691,694
Share based compensation	57,011	36,770
Provision for doubtful accounts	30,000	11,091
Deferred tax expense	(48,200)	44,916
Changes in operating assets and liabilities:
Trade and other accounts receivable	(499,409)	(1,116,460)
Inventories	(50,142)	136,026
Deposits, prepaid expenses and other assets	(184,891)	132,418
Accounts payable and accrued expenses	(27,286)	315,979
Net cash provided by operating activities	150,533	411,132
Cash flows from investing activities:
Capital expenditures, net of disposals	(840,869)	(634,572)
Acquisition activities	16,357	-
Net cash used in investing activities	(824,512)	(634,572)
Cash flows from financing activities:
Payments on note payable	-	(47,269)
Cash dividend paid	(161,328)	-
Purchase of treasury shares	-	(33,188)
Net cash used in financing activities	(161,328)	(80,457)
Net decrease in cash and cash equivalents	(835,307)	(303,897)
Cash and cash equivalents at beginning of period	3,674,179	2,320,467
Cash and cash equivalents at end of period	$2,838,872	$2,016,570

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2010	December 31, 2009
Raw materials	$822,620	$1,043,228
Work-in-process	302,129	243,360
Finished goods	1,882,075	1,679,094
Total	$3,006,824	$2,956,682

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

Six Months Ended June 30,
2010
Dividend Yield	1.26%
Expected Volatility	46.48%
Risk Free Interest Rate	1.2%
Expected Option Terms (in years)	5.0

The Company recognized share-based compensation expense of $20,115 and $32,270 in general and administrative expense for the three months ended June 30, 2010 and 2009 and $57,011 and $36,770 in general and administrative expense for the six months ended June 30, 2010 and 2009, respectively.  Outside of the Company’s stock option plan, a grant totaling 60,000 non-qualified options was made in conjunction with business combination activities (Note 4) during the three months ended June 30, 2010, none of which are currently exercisable.  No grants were made in the first six months of 2009.

Share-based Incentive Plan

At June 30, 2010, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At June 30, 2010, there were 500,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $7.55 at June 30, 2010.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2010:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$ 3.41	75,500	5.51	--	$ 0.96
4.76	60,000	4.96	--	1.77
7.15	96,000	3.51	38,400	2.74
9.86	63,000	1.47	63,000	4.22
12.42	10,000	2.10	6,000	5.38
23.10	10,000	2.68	6,000	10.77

The aggregated intrinsic value of options outstanding and vested at June 30, 2010 was $105,990 and $0, respectively.  The Company expects 157,341 of the 201,100 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2009:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	86,800	$ 3.42
Granted	135,500	1.32
Vested	(21,200)	3.50
Forfeited	-	-
Non-vested at June 30, 2010	201,100	$ 2.00

At June 30, 2010, there was $236,942 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 5.14 years.

4. Business Combination Activities:

On June 18, 2010, the Company through a newly created Delaware subsidiary named RMDDxUSA Corp. purchased all of the outstanding shares of RMDDx Corporation (“RMDDx”), a Prince Edward Island corporation.  The shares were exchanged for 115,033 shares of ART common stock and options to purchase 60,000 shares at $4.76.  These shares and options were immediately placed in escrow and are released and vested based upon the achievement of certain performance targets.  The performance targets require client contracts, service volumes and gross sales with minimum gross margins.

RMDDxUSA Corp. is the U.S. sales and distribution operations entity for and parent of RMDDx.

RMDDx is a medical device and diagnostic service company dedicated to the development and commercialization of medical devices, medical information technology, medical diagnostics and patient monitoring through wireless, internet and telecommunication technologies.  Since inception, the efforts have been devoted to the development of remote wireless medical technology for heart monitors.  To date, RMDDx had no revenues.

The fair value of the assets acquired and liabilities assumed in the acquisition on June 18, 2010 is as follows:

Assets
Current Assets	$17,357
Fixed Assets	83,381
Deferred Tax Assets	165,872
Other Assets	512,483
Total Assets	$779,093

Liabilities
Current Liabilities	$82,254
Total Liabilities	$82,254

RMDDx has a deferred tax asset related to losses prior to the close of the transaction.  The deferred tax asset is for Canadian and Provincial corporate income taxes.  A valuation allowance of 20% was applied to the tax asset based on projected ability to utilize the tax benefit in the time allowed.  If in the future this valuation allowance is reduced, the tax expense of RMDDx will be reduced for that period.

RMDDx has $510,833 in cash which is restricted as it collateralizes a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party.  Using the judgments of management in the fair market valuation required by ASC 805 “Business Combinations”, over the next 5 years the targets of the incentive program are expected to be achieved.  These calculations and the associated assumptions are the basis for not including a contingent liability related to the guarantee.  Any time before the period ends, RMDDx has the right to issue its own guarantee and remove the restriction currently on the cash.  The Province of Prince Edward Island (the Province), through an economic incentive program, has committed expense reimbursements up to $585,000 to the company in the form of a labor and equipment rebate.  No material rebate has been earned prior to the acquisition.

The common stock was issued from treasury, and the options were issued outside of the Company’s existing stock option plan.  The fair value of the options was determined by using the Black Scholes valuation methods described in Note 3.  The fair value of the equity issued was determined based on the probability of the management of RMDDx meeting the performance targets required for the release and vesting of shares and options.  In compliance with ASC 805-30-30-1, a fair value of the equity was determined to be $550,551 and was calculated by discounting the targets outside of a 12 month period with an estimate of the probability of attainment.  The determination of probabilities was made using the same assumptions used throughout the purchase accounting.

In compliance with 805-30-25-2, this transaction was deemed a “bargain purchase” with the resulting gain of $146,288 booked as other income in the current period.  In the three months ended June 30, 2010, this increase to other income offsets the general and administrative costs related to the transaction of approximately $80,000.

5. Income Taxes:

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2006 to 2009 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the six months ended June 30, 2009 and 2010.

6. Earnings per share:

In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At June 30, 2010, 179,000 of the stock options were anti-dilutive and excluded in the earnings per share computation.

7. Recent Accounting Pronouncements:

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that management’s expectations are based on reasonable assumptions, the Company can give no assurance that management’s expectations will materialize.  Many factors could cause actual results to differ materially from any forward looking statements.  Several of these factors include, without limitation: management’s ability to maintain the current pricing model and/or decrease the cost of sales; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices and management’s ability to offset higher costs with price increases; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; variability of customer delivery requirements; the Company’s ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in the Company’s filings with the SEC.

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  RMDDxUSA Corp. (“RMDDx”), a wholly owned subsidiary of ART, performs US Sales and distribution operations for its subsidiary, RMDDx Corporation.  RMDDx is a development stage organization dedicated to the development and commercialization of medical devices, medical information technology, medical diagnostics and remote patient monitoring through wireless, internet and telecommunication technologies.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary of ART, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest product category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products and product life cycle management.  This category includes revenues from both high volume precision injection molding and custom injection molding.  With the addition of a medical machining cell, the Company began production of patient specific metal medical devices.  Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenue for the three months ended June 30, 2010 was $5,782,279 versus $5,371,439 for the three months ended June 30, 2009, an increase of 7.7%.  Revenues related to the customization of the Company’s SAECG product accounted for $50,000 in the three months ended June 30, 2010.  Micron’s medical sensors and snaps with silver surcharge revenue increased by $855,000 and high volume precision molded products and other miscellaneous sales decreased by $68,000.  The increase in revenues from sensors and snaps is due to increased volume in sensors and higher silver surcharge.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $426,327.  MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities.   The revenue declines reflect timing delays with a defense industry product line and lower tooling sales partially offset by increases in medical molding and precision machining.  RMDDx did not contribute to revenues for the three months ended June 30, 2010.

Revenue for the six months ended June 30, 2010 was $11,367,639 versus $10,054,893 for the six months ended June 30, 2009, an increase of 13%.  Revenues related to the customization of the Company’s SAECG product accounted for $100,000 in the six months ended June 30, 2010.  Micron’s medical sensors and snaps with silver surcharge revenue increased by $1,207,904 and high volume precision molded products and other miscellaneous sales decreased by $14,979.  The increase in revenues from sensors and snaps is due to increased volume in sensors and higher silver surcharge.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs increased $19,822.  MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities.   The revenue increases reflect higher volume of defense industry products, custom molding and precision machining partially offset by lower tooling sales.  RMDDx did not contribute to revenues for the six months ended June 30, 2010.

Revenue from domestic and foreign sales for the first three and six months is as follows:

	Three Months Ending June 30,				Six Months Ending June 30,
	2010	%	2009	%	2010	%	2009	%
United States	$2,930,635	51	$3,505,679	65	$6,038,855	53	$6,121,668	61
Canada	1,414,690	25	873,421	16	2,754,700	24	1,820,099	18
Europe	655,997	11	571,091	11	1,145,159	10	1,372,637	14
Pacific Rim	419,066	7	176,045	3	810,362	7	327,475	3
Other	361,891	6	245,203	5	618,563	6	413,014	4
Total	$5,782,279	100	$5,371,439	100	$11,367,639	100	$10,054,893	100

The increase of sales in Canada is due to increasing volumes with existing customers.  A European customer has begun to shift its manufacturing to the Pacific Rim.

Cost of sales was $4,687,802 or 81.1% for the three months ended June 30, 2010 as compared to $4,496,306 or 83.7% for the same period in 2009.  Cost of sales was $9,289,014 or 81.7% for the six months ended June 30, 2010 as compared to $8,235,447 or 81.9% for the same period in 2009.  The reduction of costs remains a priority of management.  The increased cost of silver negatively affects margins as the higher cost increases both the revenues and cost of sales.  The cost of sales excluding silver has improved more than 35%.  The cost improvements were the result of the ongoing lean manufacturing projects and capital investment.  Management continues to investigate ways to improve the overall gross margin by elimination of low contribution products while increasing sales of higher margin products.

Selling and marketing expense was $255,637 for the three months ended June 30, 2010 as compared to $183,729 for the same period in 2009.  The selling and marketing expense was 4.4% of sales in the three months ended June 30, 2010 and 3.4% for the same period in 2009.  Selling and marketing expense was $413,626 for the six months ended June 30, 2010 as compared to $334,180 for the same period in 2009.  The selling and marketing expense was 3.6% of sales in the six months ended June 30, 2010 and 3.3% for the same period in 2009.  New business development efforts in ART including an additional resource and higher than usual travel and trade show expenses impacted the expense in the quarter and year to date.  As a percentage of sales, selling expenses, excluding efforts related to RMDDx, is expected to remain stable for the remainder of 2010.

General and administrative expense was $671,862 for the three months ended June 30, 2010 as compared to $512,391 for the same period in 2009.  The general and administrative expense was 11.6% of sales in the three months ended June 30, 2010 and 9.5% for the same period in 2009.  General and administrative expense was $1,275,859 for the six months ended June 30, 2010 as compared to $1,087,895 for the same period in 2009.  The general and administrative expense was 11.2% of sales in the six months ended June 30, 2010 and 10.8% for the same period in 2009.  Approximately $80,000 was expended in the due diligence and transactional costs in the merger and acquisition activities in the three months ended June 30, 2010.  The other increased expenses included bad debt expense, personnel costs, and RMDDx’s travel and administrative expenses.  As of the June 30, 2010 measurement date, the Company is not an accelerated filer; therefore, the expense related to auditor attestation for Section 404b of the Sarbanes-Oxley Act of 2002 will not be incurred in 2010.

Research and development expense was $47,138 for the three months ended June 30, 2010 as compared to $57,716 for the same period in 2009.  The research and development expense was 0.8% of sales in the three months ended June 30, 2010 as compared to 1.1% in the same period in 2009.  Research and development expense was $102,811 for the six months ended June 30, 2010 as compared to $126,463 for the same period in 2009.  The research and development expense was 0.9% of sales in the six months ended June 30, 2010 as compared to 1.3% in the same period in 2009.  Less than 50% of the expense was related to ART’s SAECG software, Predictor™.  The customization of the software is paid by ART’s customers, and therefore is included as a cost of goods sold.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron’s sensor and snap product line.  This work is expected to continue through the end of 2010.

Other income (expense), net was $144,647 versus expense of ($5,377) for the three months ended June 30, 2010 and 2009, respectively.  Interest income in the period ended June 30, 2010 was offset by a gain on the disposal of assets of $1,413 compared with a gain on disposal of assets of $400 and interest expense of $10,081 associated with an equipment note in the period ended June 30, 2009.  The acquisition of RMDDx resulted in a onetime non-cash gain of $146,288 in the period due to purchase accounting.

Income taxes as a percent of income before income taxes were 17% and 25% for the three and six months ended June 30, 2010 as compared to 34% and 37% for the same period in 2009.  The difference was primarily the result of the tax treatment of the gain from the purchase accounting, but also includes tax credits earned or expected for the year ended December, 31 2010.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,759,356 at June 30, 2010 compared to $8,922,328 at December 31, 2009, a decrease of $162,972.  Capital investment and the dividend payment exceeded the operating cash flow.  Capital investment will continue to decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.  Additionally, capital investment in manufacturing equipment and medical devices is expected to reduce working capital over the near term.

Accounts receivable remained higher than normal as of the end of the first and second quarters of 2010.  The higher than normal balance is not the result of material changes in terms or collections but rather distribution of sales during the quarter.  The timing of the company’s sales continues to be highest in the third month of the quarter instead of a historically even distribution.

Net capital expenditures were $840,869 for the first six months of 2010 as compared to $634,572 for the same period in 2009.  The largest portion of the capital expenditures in first six months of 2010 resulted from the routine replacement and upgrade of production equipment and tooling on the sensor product line.  Capital expenditures for the six months ended June 30, 2010 were made with cash on hand.

The Company’s subsidiary, RMDDx, has $511,208 in cash which is restricted as it collateralizes a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party.

The Company has an unsecured $2,000,000 credit line with a large multinational bank.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on the line as of June 30, 2010.

On December 31, 2009, the Company received a reimbursement of $677,810 for a sale lease-back transaction related to new production equipment installed during the second half of 2009.  This arrangement included a lease line with a credit limit of $1,000,000.  The Company used the remaining $322,190 for the purchase of certain production equipment in the first six months of 2010.  The lease has a term of five years.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

During the quarter ended June 30, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $161,328.  On July 21, 2010, the Board of Directors declared an additional cash dividend of $0.06 per share for holders of record on August 16, 2010 payable on August 31, 2010.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program for an aggregate of $87,163.  No purchases were made in the first six months of 2010.

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

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon product shipment or customer acceptance of completion of service provided, with persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments.  Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in ASC 350, “Intangible Assets”.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future.  If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value.  To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  Annual testing was completed on March 31, 2010 and no impairment of goodwill was required.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures as defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
August 16, 2010	By: /s/ James E. Rouse
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