Form 10-Q
period 2010-11-10
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2010-11-10
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010 or

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

As of November 10, 2010 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS	September 30, 2010	December 31, 2009
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$3,139,546	$3,674,179
Trade and other accounts receivable, net of allowance for doubtful accounts of $68,976 and $49,976	4,128,076	3,818,538
Inventories, net	3,147,652	2,956,682
Deferred income taxes, net	51,800	22,500
Prepaid tax	49,289	123,789
Deposits, prepaid expenses and other current assets	528,168	147,243
Total current assets	11,044,531	10,742,931

Property and equipment, net of accumulated depreciation of $11,276,128 and $10,361,928	6,470,730	6,343,575
Goodwill	1,564,966	1,564,966
Restricted cash	515,562	-
Other intangible assets, net	80,064	95,887
Total assets	$19,675,853	$18,747,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,649,157	$1,543,700
Accrued expenses and customer deposits	571,145	276,903
Total current liabilities	2,220,302	1,820,603
Long term liabilities:
Long term deferred tax liability, net	130,066	350,000
Long term portion of deferred gain on lease	18,985	22,347
Total long term liabilities	149,051	372,347
Total liabilities	2,369,353	2,192,950

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 and 2,675,481 outstanding	39,265	39,265
Additional paid-in-capital	10,633,095	10,317,403
Common stock held in treasury, 1,135,977 and 1,251,010 shares at cost	(3,099,842)	(3,413,742)
Retained earnings	9,715,848	9,611,483
Accumulated other comprehensive income	18,134	-
Total shareholders’ equity	17,306,500	16,554,409
Total liabilities and shareholders’ equity	$19,675,853	$18,747,359

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$5,888,277	$5,457,377	$17,255,916	$15,512,270
Cost of sales	4,605,683	4,576,068	13,894,697	12,811,506
Gross profit	1,282,594	881,309	3,361,219	2,700,764
Selling and marketing	259,831	173,323	673,457	507,501
General and administrative	749,396	509,037	2,025,255	1,596,933
Research and development	76,189	54,444	179,000	180,918
Total expense	1,085,416	736,804	2,877,712	2,285,352

Income from operations	197,178	144,505	483,507	415,412

Other income (expense), net	(2,450)	(15,291)	142,319	(34,504)
Income before income taxes	194,728	129,214	625,826	380,908
Income tax provision	75,200	21,000	185,000	114,000
Net income	$119,528	$108,214	$440,826	$266,908
Net income per share – basic	$0.04	$0.04	$0.16	$0.10
Net income per share – diluted	$0.04	$0.04	$0.16	$0.10
Dividend declared per share	$0.06	$-	$0.12	$-
Weighted average common shares Outstanding – basic	2,790,514	2,675,481	2,719,724	2,679,371
Weighted average common shares Outstanding – diluted	2,820,834	2,675,481	2,769,049	2,679,371

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$440,826	$266,908
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash gain from bargain purchase	(146,288)	-
Depreciation and amortization	1,070,175	1,049,113
Share based compensation	79,041	56,260
Provision for doubtful accounts	19,000	1,463
Deferred tax expense	(84,000)	114,000
Changes in operating assets and liabilities:
Trade and other accounts receivable	(328,538)	(767,782)
Inventories	(190,970)	465,078
Deposits, prepaid expenses and other assets	(325,575)	61,031
Accounts payable and accrued expenses	314,084	443,307
Net cash provided by operating activities	847,755	1,689,378
Cash flows from investing activities:
Capital expenditures, net of disposals	(1,080,418)	(818,701)
Acquisition activities	16,357	-
Net cash used in investing activities	(1,064,061)	(818,701)
Cash flows from financing activities:
Payments on note payable	-	(638,091)
Cash dividend paid	(336,461)	-
Purchase of treasury shares	-	(33,188)
Net cash used in financing activities	(336,461)	(671,279)

Effect of foreign exchange on cash and cash equivalents	18,134	-
Net increase or (decrease) in cash and cash equivalents	(534,633)	199,398
Cash and cash equivalents at beginning of period	3,674,179	2,320,467
Cash and cash equivalents at end of period	$3,139,546	$2,519,865

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARY

Consolidated Statements of Changes in
Stockholders' Equity and Comprehensive Income

(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Other comprehensive income	Totals	Comprehensive Income

December 31, 2009	3,926,491	$39,265	$10,317,403	$(3,413,742)	$9,611,483	$-	$16,554,409	$-
Treasury shares issued	-	-	144,678	313,900	-	-	458,578	-
Options issued for business combination activities	-	-	79,041	-	-	-	79,041	-
Share based compensation	-	-	91,973	-	-	-	91,973	-
Foreign currency translation adjustments	-	-	-	-	-	18,134	18,134	18,134
Cash dividends	-	-	-	-	(336,461)	-	(336,461)	-
Net income	-	-	-	-	440,826	-	440,826	440,826
Comprehensive Income	-	-	-	-	-	-	-	$458,960
September 30, 2010	3,926,491	$39,265	$10,633,095	$(3,099,842)	$9,715,848	$18,134	$17,306,500

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2010	December 31, 2009
Raw materials	$993,208	$1,043,228
Work-in-process	312,562	243,360
Finished goods	1,841,882	1,679,094
Total	$3,147,652	$2,956,682

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

Nine months Ended September 30, 2010
Dividend Yield	1.26%
Expected Volatility	46.48%
Risk Free Interest Rate	1.2%
Expected Option Terms (in years)	5.0

The Company recognized share-based compensation expense of $22,030 and $19,490 in general and administrative expense for the three months ended September 30, 2010 and 2009, respectively, and $79,041 and $56,260 in general and administrative expense for the nine months ended September 30, 2010 and 2009, respectively.  Outside of the Company’s stock option plan, a grant totaling 60,000 non-qualified options was made in conjunction with business combination activities on June 18, 2010.  One third of this grant became vested in October 2010 as the first performance target was met.  No grants were made in the first nine months of 2009.

Share-based Incentive Plan

At September 30, 2010, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

At September 30, 2010, there were 500,000 shares available for future grants under the above stock option plan.  The weighted average exercise price of options outstanding was $7.55 at September 30, 2010.

The following table presents the average price and contractual life information about plan and non-plan options outstanding and exercisable under the stock option plan and in conjunction with business combination activities at September 30, 2010:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	5.26	--	$0.96
4.76	60,000	4.71	--	1.77
7.15	96,000	3.26	38,400	2.74
9.86	63,000	1.22	63,000	4.22
12.42	10,000	1.85	6,000	5.38
23.10	10,000	2.43	6,000	10.77

The aggregated intrinsic value of options outstanding and vested at September 30, 2010 was $276,720 and $0, respectively.  The Company expects 157,341 of the 201,100 options to vest over their remaining life.

The following table summarizes the activity of Company’s non-vested options since December 31, 2009:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2009	86,800	$3.42
Granted	135,500	1.32
Vested	(21,200)	3.50
Forfeited	-	-
Non-vested at September 30, 2010	201,100	$2.00

At September 30, 2010, there was $214,912 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.68 years.

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

At September 30, 2010, RMDDx has $515,562 in cash which is restricted as it collateralizes a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party.  Using the judgments of management in the fair market valuation required by ASC 805 “Business Combinations”, over the next 5 years the targets of the incentive program are expected to be achieved.  These calculations and the associated assumptions are the basis for not including a contingent liability related to the guarantee.  Any time before the period ends, RMDDx has the right to issue its own guarantee and remove the restriction currently on the cash.  The Province of Prince Edward Island (the Province), through an economic incentive program, has committed expense reimbursements up to $585,000 to the company in the form of a labor and equipment rebate.  No material rebate has been earned prior to the acquisition.

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

In compliance with 805-30-25-2, this transaction was deemed a “bargain purchase” with the resulting gain of $146,288 booked as other income in the quarter ended June 30, 2010.  This increase to other income offsets the general and administrative costs related to the transaction of approximately $80,000 in the same period.  As defined by FASB ASC 805-30-25, the purchase of RMDDx was not a forced sale in which the seller acted under compulsion.  The discount to fair value relates to sellers belief in the future value of the combined entity exceeding the current value of the consideration.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2007 to 2009 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the nine months ended September 30, 2009 and 2010.

6. Earnings per share:

     In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At September 30, 2010, 179,000 of the stock options were anti-dilutive and excluded in the earnings per share computation.

7. Recent Accounting Pronouncements:

     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  Early application is permitted.  The Company adopted ASU 2009-13, and the adoption did not have an impact on the Company’s financial position or results of operations.

     In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update that removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have an impact on the Company’s consolidated financial statements.

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  RMDDxUSA Corp. (“RMDDx”), a wholly owned subsidiary of ART, performs US sales and distribution operations for its subsidiary, RMDDx Corporation, which was acquired in June 2010.  RMDDx is a development stage organization dedicated to the development and commercialization of medical devices, medical information technology, medical diagnostics and remote patient monitoring through wireless, internet and telecommunication technologies.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary of ART, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest product category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  In an effort to leverage current skills, the Company has expanded into custom thermoplastic injection molded products and product life cycle management.  This category includes revenues from both high volume precision injection molding and custom injection molding.  With the addition of a medical machining cell, the Company began production of patient specific metal medical devices.  Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenue for the three months ended September 30, 2010 was $5,888,277 versus $5,457,377 for the three months ended September 30, 2009, an increase of 7.9%.  Revenues related to licensing of the Company’s SAECG product accounted for $200,000 in the three months ended September 30, 2010.  Micron’s medical sensors and snaps with silver surcharge revenue increased by $586,000 and high volume precision molded products and other miscellaneous sales increased by $47,000.  The increase in revenues from sensors and snaps is due to increased volume in sensors and higher silver surcharge.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $402,000.  MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities.   The revenue declines reflect timing delays with a defense industry product line and medical molding and precision machining partially offset by increases in tooling sales.  RMDDx did not contribute to revenues for the three months ended September 30, 2010.

Revenue for the nine months ended September 30, 2010 was $17,255,916 versus $15,512,270 for the nine months ended September 30, 2009, an increase of 11%.  Revenues related to the customization and licensing of the Company’s SAECG product accounted for $300,000 in the nine months ended September 30, 2010.  Micron’s medical sensors and snaps with silver surcharge revenue increased by $1,794,000 and high volume precision molded products and other miscellaneous sales increased by $32,000.  The increase in revenues from sensors and snaps is due to increased volume in sensors and higher silver surcharge.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $382,000.  MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities.   The revenue decreases reflect lower volume of defense industry products and tooling sales partially offset by an increase in custom molded and precision machined medical products.  RMDDx did not contribute to revenues for the nine months ended September 30, 2010.

Revenue from domestic and foreign sales for the three and nine month period is as follows:

	Three Months Ending September 30,				Nine months Ending September 30,
	2010	%	2009	%	2010	%	2009	%
United States	$3,119,155	53	$3,620,010	66	$9,158,010	53	$9,741,678	63
Canada	1,373,442	23	865,622	16	4,128,142	24	2,685,721	17
Europe	608,331	10	678,763	13	1,753,490	10	2,051,400	13
Pacific Rim	677,297	12	120,953	2	1,487,659	9	448,428	3
Other	110,052	2	172,029	3	728,615	4	585,043	4
Total	$5,888,277	100	$5,457,377	100	$17,255,916	100	$15,512,270	100

The increase of sales in Canada is due to increasing volumes with existing customers.  A European customer continues to shift its manufacturing operations to the Pacific Rim.

Cost of sales was $4,605,683 or 78.2% of sales for the three months ended September 30, 2010 as compared to $4,576,068 or 83.9% for the same period in 2009.  Cost of sales was $13,894,697 or 80.5% for the nine months ended September 30, 2010 as compared to $12,811,506 or 82.6% for the same period in 2009.  Cost containment and reduction remains a priority of management.  The increased cost of silver negatively affects margins as the higher cost increases both the revenues and cost of sales.  The cost of sales excluding silver continues to improve as a result of the ongoing lean manufacturing projects and capital investment in new automated equipment.  Management continues to investigate ways to improve the overall gross margin by elimination of low contribution products while increasing sales of higher margin products and investing in new equipment and technologies.

Selling and marketing expense was $259,831 for the three months ended September 30, 2010 as compared to $173,323 for the same period in 2009.  The selling and marketing expense was 4.4% of sales in the three months ended September 30, 2010 and 3.2% for the same period in 2009.  Selling and marketing expense was $673,457 for the nine months ended September 30, 2010 as compared to $507,501 for the same period in 2009.  The selling and marketing expense was 3.9% of sales in the nine months ended September 30, 2010 and 3.3% for the same period in 2009.  New business development efforts in ART including additional personnel and travel and trade show activities impacted the expense in the quarter and year to date.  Costs associated with business development efforts at RMDDx contributed to increase in expense.  As a percentage of sales, selling expenses are expected to increase as RMDDx accelerates its business development efforts through the remainder of 2010 and into 2011.

General and administrative expense was $749,396 for the three months ended September 30, 2010 as compared to $509,037 for the same period in 2009.  The general and administrative expense was 12.7% of sales in the three months ended September 30, 2010 and 9.3% for the same period in 2009.  General and administrative expense was $2,025,255 for the nine months ended September 30, 2010 as compared to $1,596,933 for the same period in 2009.  The general and administrative expense was 11.7% of sales in the nine months ended September 30, 2010 and 10.3% for the same period in 2009.  Approximately $80,000 was expended in the due diligence and transactional costs in the merger and acquisition activities in the nine months ended September 30, 2010.  The other increased expenses included the operational infrastructure for RMDDx, travel and other administrative expenses associated with a startup entity.  As of the June 30, 2010 measurement date, the Company is not an accelerated filer; therefore, the expense related to auditor attestation for Section 404b of the Sarbanes-Oxley Act of 2002 will not be incurred in 2010.

Research and development expense was $76,189 for the three months ended September 30, 2010 as compared to $54,444 for the same period in 2009.  The research and development expense was 1.3% of sales in the three months ended September 30, 2010 as compared to 1.0% in the same period in 2009.  Research and development expense was $179,000 for the nine months ended September 30, 2010 as compared to $180,918 for the same period in 2009.  The research and development expense was 1.0% of sales in the nine months ended September 30, 2010 and 1.2% in the same period in 2009.  Approximately 35% of the expense was related to ART’s SAECG software, Predictor™.  The customization of the software is paid by ART’s customers, and therefore is included as a cost of goods sold.  The remaining portion of the research and development expense is associated with the development of a new type of electrophysiological sensor for Micron’s sensor product line.  This work is expected to continue through the end of 2010.

Other income (expense), net was $(2,450) versus $(15,291) for the three months ended September 30, 2010 and 2009, respectively.  In the nine months ended September 30, 2010 other income was $142,319 versus an expense of $34,504.  Interest income of $9,100 and realized gains on currency translation in the period ended September 30, 2010 was offset by a loss on the disposal of assets as compared with interest income of $8,900 offset by a gain on disposal of assets and interest expense of $10,081 associated with an equipment note in the period ended September 30, 2009.  The acquisition of RMDDx resulted in a one time non-cash gain of $146,288 in the nine month period ended September 30, 2010 due to purchase accounting.

Income taxes as a percent of income before income taxes were 39% and 30% for the three and nine months ended September 30, 2010 as compared to 16% and 30% for the same period in 2009.  The difference was primarily the result of the tax treatment of the gain from the purchase accounting, partially offset by tax credits earned or expected for the year ended December 31, 2010.  Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,824,230 at September 30, 2010 compared to $8,922,328 at December 31, 2009, a decrease of $98,098.  Capital investment and the dividend payments exceeded the operating cash flow.  Capital investment will continue to decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.  Additionally, capital investment in manufacturing equipment and medical devices is expected to reduce working capital over the near term.

Accounts receivable remained higher than normal as of the end of the first three quarters of 2010.  The higher than normal balance is not the result of material changes in terms or collections but rather distribution of sales during the quarter.  The timing of the Company’s sales continues to be highest in the third month of the quarter instead of a historically even distribution.

Net capital expenditures were $1,080,418 for the first nine months of 2010 as compared to $818,701 for the same period in 2009.  The largest portion of the capital expenditures in first nine months of 2010 resulted from the routine replacement and upgrade of production equipment and tooling on the sensor product line.  Capital expenditures for the nine months ended September 30, 2010 were made with cash on hand.

The Company’s subsidiary, RMDDx, has $515,562 in cash which is restricted as it collateralizes a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party.

The Company has an unsecured $2,000,000 credit line with a large multinational bank.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on the line as of September 30, 2010.

On December 31, 2009, the Company received a reimbursement of $677,810 for a sale lease-back transaction related to new production equipment installed during the second half of 2009.  This arrangement included a lease line with a credit limit of $1,000,000.  The Company used the remaining $322,190 for the purchase of certain production equipment in the first nine months of 2010.  The lease has a term of five years.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

During the quarter ended September 30, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $175,133.  The Company has paid dividends totaling $336,461 during the nine months ended September 30, 2010.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program for an aggregate of $87,163.  No purchases were made in the first nine months of 2010.

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

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon product shipment or customer acceptance of completion of service provided, with persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured.  The acceptance of the service for RMDDx is expected to be the prearranged transmission of medical records into the customer owned database.

Products are shipped to the customer with the warranty that the product meets the mutually agreed specifications as detailed on the purchase order.  Upon agreement within 90 days of shipment between the Company and customer that the product did not conform to the agreed upon specifications, a return is authorized, credited and product returned is replaced.

The Company recognizes software license revenue upon completion of performance obligations by the company, and evidence of licenses transmitted from the control of the company.

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

Foreign Operations and Currency Translation

Accounts of our foreign subsidiary are recorded using its local currency (CAD) as the functional currency.  For consolidation purposes, our foreign subsidiary’s (1) income statement accounts are converted to U.S. dollars using the average exchange rate for the period being reported, (2) assets and liabilities are converted to U.S. dollars using the exchange rate in effect as of the balance sheet date and (3) equity transactions are converted to U.S. dollars using the exchange rate in effect as of the date of the transaction.  The resulting translation gains and losses are reported as a component of accumulated other comprehensive income or loss.  Gains and losses resulting from transactions which are denominated in other than the functional currencies are reported as other, net in the statements of income in the period the gain or loss occurred.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
November 10, 2010	By: /s/ James E. Rouse
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