Form 10-Q
period 2011-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2011-05-12
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011 or

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

As of May 9, 2011 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	March 31, 2011	December 31, 2010
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$2,447,436	$3,962,454
Trade and other accounts receivable, net of allowance for doubtful accounts of $88,976 and $83,976	4,307,432	3,819,361
Inventories, net	3,126,680	3,069,177
Deferred income taxes, net	44,000	44,000
Prepaid tax	49,194	166,694
Deposits, prepaid expenses and other current assets	406,667	397,010
Total current assets	10,381,409	11,458,696

Property and equipment, net of accumulated depreciation of $9,477,160 and $9,101,732	6,719,638	6,691,817
Goodwill	1,564,966	1,564,966
Other intangible assets, net	98,074	96,446
Restricted cash	520,696	517,571
Total assets	$19,284,783	$20,329,496

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,307,980	$2,280,992
Accrued expenses	379,762	275,197
Total current liabilities	1,687,742	2,556,189
Long term liabilities:
Long term deferred tax liability, net	233,500	330,000
Long term portion of deferred gain on lease	16,751	17,868
Total long term liabilities	250,251	347,868
Total liabilities	1,937,993	2,904,057

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,690,445	10,653,210
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	67,721	42,502
Retained earnings	9,649,201	9,790,304
Total shareholders’ equity	17,346,790	17,425,439
Total liabilities and shareholders’ equity	$19,284,783	$20,329,496

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$6,183,065	$5,585,360
Cost of sales	4,804,779	4,601,212
Gross profit	1,378,286	984,148
Selling and marketing	360,013	157,989
General and administrative	878,370	603,997
Research and development	81,208	55,673
Total expense	1,319,591	817,659
Income from operations	58,695	166,489
Other income (expense), net	(10,562)	122
Income before income taxes	48,133	166,611
Income tax provision	21,000	64,000
Net income	$27,133	$102,611
Net income per share – basic	$0.01	$0.04
Net income per share – diluted	$0.01	$0.04
Weighted average common shares Outstanding – basic	2,790,514	2,675,481
Weighted average common shares Outstanding – diluted	2,829,518	2,707,864

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings		Comprehensive income
	Shares	Amount					Total
December 31, 2010	3,926,491	$39,265	$10,653,210	$(3,099,842)	$42,502	$9,790,304	$17,425,439
Foreign currency translation adjustments					25,219		25,219	$25,219
Share based compensation			37,235				37,235	—
Cash dividends						(168,236)	(168,236)	—
Net income						27,133	27,133	27,133
Comprehensive Income								$52,352

March 31, 2011	3,926,491	$39,265	$10,690,445	$(3,099,842)	$67,721	$9,649,201	$17,346,790

See accompanying notes to consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$27,133	$102,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,309	345,529
Share based compensation	37,235	36,896
Provision for doubtful accounts	5,000	15,000
Deferred tax expense	(96,500)	(10,500)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(493,071)	(419,006)
Inventories	(57,503)	(421,378)
Deposits, prepaid expenses and other assets	95,607	(21,036)
Accounts payable and accrued expenses	(869,564)	465,840
Net cash (used in) or provided by operating activities	(969,354)	93,956

Cash flows from investing activities:
Capital expenditures, net of disposals	(402,647)	(452,519)
Net cash used in investing activities	(402,647)	(452,519)

Cash flows from financing activities:
Cash dividend paid	(168,236)	(161,328)
Net cash used in financing activities	(168,236)	(161,328)

Effect of currency translation on cash and cash equivalents	25,219	—
Net decrease in cash and cash equivalents	(1,515,018)	(519,891)

Cash and cash equivalents at beginning of period	3,962,454	3,674,179
Cash and cash equivalents at end of period	$2,447,436	$3,154,288

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 filed March 23, 2011.

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

2. Inventories:

Inventories consist of the following as of:	March 31, 2011	December 31, 2010
Raw materials	$1,309,950	$911,440
Work-in-process	444,758	169,063
Finished goods	1,371,972	1,988,674
Total	$3,126,680	$3,069,177

The value of silver in inventory at March 31, 2011 as a part of finished goods as plated sensors, work in process, or raw material is $924,547. Inventories are stated net of a reserve for slow moving or obsolete inventory.

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

The Company recognized share-based compensation expense of $37,235 and $36,896 in general and administrative expense for the three months ended March 31, 2011 and 2010, respectively.  No grants were made in the first three months of 2011. A grant totaling 75,500 options to 16 persons, including directors and management, was made during the three months ended March 31, 2010.

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

Three Months Ended March 31, 2010
Dividend Yield	—%
Expected Volatility	31.18%
Risk Free Interest Rate	1.36%
Expected Option Terms (in years)	4.5

Share-based Incentive Plan

At March 31, 2011, the Company has one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have six-year contractual terms and either vest immediately or vest annually over a five-year term.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2011:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	4.76	15,100	$0.96
4.76	60,000	4.21	15,000	1.77
7.15	96,000	2.76	57,600	2.74
9.86	63,000	0.72	63,000	4.22
12.42	10,000	1.35	8,000	5.38
23.10	10,000	1.93	8,000	10.77

The aggregated intrinsic value of options outstanding and vested at March 31, 2011 was $202,195 and $42,659, respectively.  The Company expects 115,639 of the 147,800 options to vest over their remaining life.

The following table summarizes the status of Company’s non-vested options since December 31, 2010:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2010	184,100	$1.98
Granted	—	—
Vested	(36,300)	2.44
Forfeited	—
Non-vested at March 31, 2011	147,800	$1.86

At March 31, 2011, there was $157,562 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.32 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2007 to 2010 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the three months ended March 31, 2011.

5. Earnings per share:

In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At March 31, 2011, some of the stock options were anti-dilutive and excluded in the earnings per share computation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; our ability to increase sales of higher margin products and services; variations in the mix of products and services sold; variability of customer delivery requirements; ability to license our software, provide timely customization and updates; a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries where we are doing business; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices and our ability to offset higher costs with price increases; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; entrance of competitive products and services in the Company's markets; the ability of management to execute plans and motivate personnel in the execution of those plans; no adverse publicity related to the Company and/or its products; adverse claims relating to the Company's intellectual property; adoption of new, or changes in, accounting principles; passage of new, or changes in, regulations; legal proceedings; ability to maintain compliance with the NYSE Amex requirements for continued listing of our common stock; the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; our ability to efficiently integrate acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to detect and aid in the treatment of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  ART and its wholly-owned subsidiary, RMDDxUSA Corp. together with its subsidiary RMDDx Corporation (collectively, "WirelessDx") provide medical software and services, respectively, to the medical industry. While not currently adding significant revenue to the results, management believes these businesses have significant potential for future growth of the Company. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenue for the three months ended March 31, 2011 was $6,183,065 versus $5,585,360 for the three months ended March 31, 2010, an increase of $597,705 or 11%.   Micron’s medical sensors and snaps with silver surcharge revenue increased by $1,226,000 and high volume precision molded products and other miscellaneous sales increased by $61,000.  The change in revenues from sensors and snaps is due to higher silver surcharge and per sensor revenue.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $653,000 due to decreased volume with our defense industry customers and the planned completion of a significant program.  The MIT division’s revenue is derived from the custom molding, precision metal machining and mold making activities. The first three months of 2010 included $50,000 in ART's software revenues, while in the same period of 2011 no revenues were recognized. This decrease was partially offset by WirelessDx's medical service revenues.

Revenue from domestic and foreign sales for the three months is as follows:

	Three Months Ending March 31,
	2011	%	2010	%
United States	$2,666,295	43	$3,108,220	55
Canada	1,903,889	31	1,340,010	24
Europe	643,260	11	489,162	9
Pacific Rim	509,972	8	391,296	7
Other	459,649	7	256,672	5
Total	$6,183,065	100	$5,585,360	100

The increase of sales in Canada, Europe and the Pacific Rim is due to increasing sensor revenue. The decrease of sales in United States is related to a reduction in defense industry products.

Cost of sales was $4,804,779 for the three months ended March 31, 2011 as compared to $4,601,212 for the same period in 2010.  The cost of sales was 78% of revenue for the three months ended March 31, 2011 as compared to 82% for the same period in 2010.  The stabilization and reduction of costs remains a priority of management.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  As silver increases in price, the additional cost is passed to customers in the form of a silver surcharge, resulting in a decreased gross margin as a percentage of sales. The improvement in margin this period is despite the aforementioned escalating cost of silver. The improvements from automation and in process controls continue to positively contribute to gross profit. Management continues to investigate ways to improve the overall gross margin by focusing marketing efforts on higher margin products and investing in new technologies.

Selling and marketing expense was $360,013 for the three months ended March 31, 2011 as compared to $157,989 for the same period in 2010.  The selling and marketing expense was 5.8% of sales in the three months ended March 31, 2011 and 2.8% for the same period in 2010.  The increase includes $107,000 and $45,000 in personnel and travel expenses related to the WirelessDx medical services and ART software new sales and marketing costs, respectively. The remainder of the increase in expense was on travel expenses associated with the Micron's sensor business and MIT's additional personnel. When compared to the same period in 2010, the company added four additional employees targeting the service and software markets, and one additional person in the custom manufacturing business. The previous addition of three manufacturer's representatives have begun to gain traction in their respective target markets. Selling expenses for WirelessDx is expected to continue to increase as the operations are scaled according to the Company's plans. As a percentage of sales, selling expenses will increase as there will be a timing lag between the additional expense and the expected revenue increases through the remainder of 2011.

General and administrative expense was $878,370 for the three months ended March 31, 2011 as compared to $603,997 for the same period in 2010.  The general and administrative expense was 14% of sales in the three months ended March 31, 2011 and 11% for the same period in 2010.  The increase includes $233,000 associated with operational infrastructure for WirelessDx operations, travel and other administrative expenses associated with this new entity. The remainder of the increase includes personnel cost increases as well as increased legal and travel expenses from merger and acquisition activities. The expense is expected to continue to grow as personnel will be added as the Company grows. It is expected that as of the June 30, 2011 measurement date, the Company will not be an accelerated filer; therefore, the expense related to auditor attestation for Section 404b of the Sarbanes-Oxley Act of 2002 will not be incurred in 2011.

Research and development expense was $81,208 for the three months ended March 31, 2011 as compared to $55,673 for the same period in 2010.  The research and development expense was 1.3% of sales in the three months ended March 31, 2011 as compared to 1.0% in the same period in 2010.  In 2011 and 2010, approximately 50% of the expense was related to ART’s SAECG software, Predictor®.  Product testing and development costs continue in support of a National Institutes of Health research project utilizing ART’s proprietary Signal Averaged ECG products.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line.  This work is expected to continue through the end of 2011. Both areas of research and development have resulted in the filing of provisional patent applications.

Other income (expense), net was $(10,562) versus income of $122 for the three months ended March 31, 2011 and 2010, respectively.  Interest income in the three months ended March 31, 2011 was offset by a loss in currency exchange of $14,339 associated with WirelessDx's Canadian operations. Interest income in the three months ended March 31, 2010 was offset by the disposal of assets of $2,939.

Income taxes as a percent of income before income taxes were 44% for the three months ended March 31, 2011 as compared to 38% for the same period in 2010.  This difference is due to rate differences associated with offsetting losses and profits occurring in different jurisdictions. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,693,667 at March 31, 2011 compared to $8,902,507 at December 31, 2010, a decrease of $208,840.  Capital investment will decrease working capital with any significant investment resulting from future acquisition of assets or businesses, significant expansion of production capacity, a medical study, or further software development.

Net capital expenditures were $402,647 for the first three months of 2011 as compared to $452,519 for the same period in 2010.  The largest portion of the capital expenditures in the first three months of 2011 resulted from increased investment in medical devices used by the medical services business with the remainder being deployed for the routine replacement of production equipment and tooling on the sensor product line.  Capital expenditures for the three months ended March 31, 2011 were made with cash on hand.

The Company has an unsecured $2,000,000 credit line with a large multinational bank.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on this line during the quarter ended March 31, 2011.

The Company's subsidiary, RMDDx, had $520,696 in cash which is restricted as it collateralizes a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party. The Company has secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island and the restrictions were removed during the second quarter of 2011.

During the first period, payment terms with the silver material vendor were modified resulting in a negative impact of approximately $650,000 to cash flow from operations. This decrease in accounts payable from the shorter payment terms with our silver supplier was to offset a possible increase in material cost. The savings in cost of materials was greater than the cost of capital to the Company.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

During the period ended March 31, 2011, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $168,236. In the comparable period ended March 31, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $161,328.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program to date for an aggregate of $87,163.  No purchases were made in the first three months of 2011 or 2010.

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

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon product shipment or customer acceptance of completion of service provided, with persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. The acceptance of the service by RMDDx is the prearranged transmission of medical records into the customer owned database. The Company recognizes software license revenue upon completion of performance obligations by the Company and evidence of licenses transmitted from the control of the Company.

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

Asset Impairment – Goodwill

The Company reviews the valuation of goodwill and intangible assets to assess potential impairments.  Management reassesses the useful lives of other intangible assets with identifiable useful lives in accordance with the guidelines set forth in ASC 350, “Intangible Assets”.  The value assigned to intangible assets is determined by a valuation based on estimates and judgment regarding expectations for the success and life cycle of products previously acquired or others likely to be acquired in the future.  If the actual sale of product and market acceptance differs significantly from the estimates, management may be required to record an impairment charge to write down the asset to its realizable value.  To test for impairment, a present value of an estimate of future cash flows related to goodwill or intangible assets with indefinite lives are calculated and compared to the value of the intangible asset during the first quarter annually.  When impairment exists it could have a material adverse effect on the Company’s business, financial condition and results of operations.  After the annual testing was completed as of March 31, 2011, no impairment of goodwill was required.

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

PART II - OTHER INFORMATION

Item 7.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
10.43*	Employment agreement between James E. Rouse and the company dated December 26th, 2006. (c)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007. (d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
__________________________

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.

(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 12, 2011	By: /s/ James E. Rouse
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