Form 10-Q
period 2011-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2011-08-15
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011 or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X  No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [  ]      Accelerated filer [  ]     Non-Accelerated filer [  ]     Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 7, 2011 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	June 30, 2011	December 31, 2010
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$3,561,581	$3,962,454
Trade and other accounts receivable, net of allowance for doubtful accounts of $29,298 and $83,976	3,918,945	3,819,361
Inventories, net	2,503,519	3,069,177
Deferred income taxes, net	355,000	44,000
Prepaid tax	49,194	166,694
Deposits, prepaid expenses and other current assets	356,258	397,010
Total current assets	10,744,497	11,458,696

Property and equipment, net of accumulated depreciation of $9,696,226 and $9,101,732	6,720,534	6,691,817
Goodwill	1,564,966	1,564,966
Other intangible assets, net	120,612	96,446
Restricted cash	—	517,571
Total assets	$19,150,609	$20,329,496

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,179,937	$2,280,992
Accrued expenses	451,727	275,197
Total current liabilities	1,631,664	2,556,189
Long term liabilities:
Long term deferred tax liability, net	387,965	330,000
Long term portion of deferred gain on lease	15,634	17,868
Total long term liabilities	403,599	347,868
Total liabilities	2,035,263	2,904,057

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,715,074	10,653,210
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	66,192	42,502
Retained earnings	9,394,657	9,790,304
Total shareholders’ equity	17,115,346	17,425,439
Total liabilities and shareholders’ equity	$19,150,609	$20,329,496

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$6,018,329	$5,782,279	$12,201,394	$11,367,639
Cost of sales	4,994,063	4,687,802	9,798,842	9,289,014
Gross profit	1,024,266	1,094,477	2,402,552	2,078,625
Selling and marketing	413,517	255,637	773,530	413,626
General and administrative	920,473	671,862	1,798,843	1,275,859
Research and development	106,656	47,138	187,864	102,811
Total expense	1,440,646	974,637	2,760,237	1,792,296
Income (loss) from operations	(416,380)	119,840	(357,685)	286,329
Other income (expense), net	5,351	144,647	(5,211)	144,769
Income (loss) before income taxes	(411,029)	264,487	(362,896)	431,098
Income tax provision (benefit)	(156,485)	45,800	(135,485)	109,800
Net income (loss)	$(254,544)	$218,687	$(227,411)	$321,298
Net income (loss) per share – basic	$(0.09)	$0.08	$(0.08)	$0.12
Net income (loss) per share – diluted	$(0.09)	$0.08	$(0.08)	$0.12
Weighted average common shares Outstanding – basic	2,790,514	2,691,914	2,790,514	2,683,743
Weighted average common shares Outstanding – diluted	N/A	2,739,858	N/A	2,731,687

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings		Comprehensive income (loss)
	Shares	Amount					Total
December 31, 2010	3,926,491	$39,265	$10,653,210	$(3,099,842)	$42,502	$9,790,304	$17,425,439
Foreign currency translation adjustments					23,690		23,690	$23,690
Share based compensation			61,864				61,864	—
Cash dividends						(168,236)	(168,236)	—
Net loss						(227,411)	(227,411)	(227,411)
Comprehensive loss								$(203,721)

June 30, 2011	3,926,491	$39,265	$10,715,074	$(3,099,842)	$66,192	$9,394,657	$17,115,346

See accompanying notes to consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(227,411)	$321,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash gain from bargain purchase	—	(146,288)
Depreciation and amortization	766,032	698,440
Share based compensation	61,864	57,011
Provision for doubtful accounts	(54,678)	30,000
Deferred tax expense	(253,035)	(48,200)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(44,906)	(499,409)
Inventories	565,658	(50,142)
Deposits, prepaid expenses and other assets	637,890	(184,891)
Accounts payable and accrued expenses	(926,759)	(27,286)
Net cash provided by operating activities	524,655	150,533

Cash flows from investing activities:
Capital expenditures, net of disposals	(780,982)	(840,869)
Acquisitions	—	16,357
Net cash used in investing activities	(780,982)	(824,512)

Cash flows from financing activities:
Cash dividend paid	(168,236)	(161,328)
Net cash used in financing activities	(168,236)	(161,328)

Effect of currency translation on cash and cash equivalents	23,690	—
Net decrease in cash and cash equivalents	(400,873)	(835,307)

Cash and cash equivalents at beginning of period	3,962,454	3,674,179
Cash and cash equivalents at end of period	$3,561,581	$2,838,872

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

2. Inventories:

Inventories consist of the following as of:	June 30, 2011	December 31, 2010
Raw materials	$675,362	$911,440
Work-in-process	224,436	169,063
Finished goods	1,603,721	1,988,674
Total	$2,503,519	$3,069,177

The value of silver in inventory at June 30, 2011 as a part of finished goods as plated sensors, work in process, or raw material is $746,368. Inventories are stated net of a reserve for slow moving or obsolete inventory.

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

The Company recognized share-based compensation expense of $24,629 and $20,115 for the three months ended June 30, 2011 and 2010, and $61,864 and $57,011 for the six months ended June 30, 2011 and 2010, respectively.  Two grants totaling 160,000 options to 9 persons, including directors and management, were made during the three months ended June 30, 2011.  Grants totaling 135,500 were made in the first six months of 2010 of which, 60,000 non-qualified options were outside of the Company’s stock option plan in conjunction with business combination activities, of which 20,000 are currently exercisable.

The following is a weighted average of the assumptions used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Dividend Yield	2.1%	0.47%
Expected Volatility	31.24%	36.92%
Risk Free Interest Rate	0.98%	1.3%
Expected Option Terms (in years)	5	4.5

Share-based Incentive Plan

At June 30, 2011, the Company has one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have six or ten year contractual terms and either vest immediately or vest annually over a five-year term.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2011:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	4.51	15,100	$0.96
4.76	60,000	3.96	20,000	1.77
5.73	90,000	9.93	—	1.30
7.15	96,000	2.51	57,600	2.74
9.86	63,000	0.47	63,000	4.22
9.86	70,000	9.89	—	0.50
12.42	10,000	1.10	8,000	5.38
23.10	10,000	1.68	8,000	10.77
	474,500		171,700

The aggregated intrinsic value of options outstanding and vested at June 30, 2011 was $48,320 and $9,664, respectively.  The Company expects 240,938 or 79.6% of the 302,800 options to vest over their remaining life.

The following table summarizes the status of the Company’s non-vested options since December 31, 2010:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2010	184,100	$1.98
Granted	160,000	0.95
Vested	(41,300)	2.15
Forfeited	—
Non-vested at June 30, 2011	302,800	$1.41

At June 30, 2011, there was $285,507 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 1.52 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2007 to 2010 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risks related to uncertain tax positions.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the six months ended June 30, 2011 and 2010.

5. Earnings per share:

In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At June 30, 2011, 399,000 stock options were anti-dilutive and excluded in the earnings per share computation.

6. RMDDx Acquisition:
On June 18, 2010, the Company, through a newly created Delaware subsidiary named RMDDxUSA Corp., purchased all of the outstanding shares of RMDDx Corporation (“RMDDx”), a Prince Edward Island corporation. The shares were exchanged for 115,033 shares of ART common stock and options to purchase 60,000 shares at $4.76. These shares and options were immediately placed in escrow and are released and vested based upon the achievement of certain performance targets. The performance targets require client contracts, service volumes and gross sales with minimum gross margins. The first target was met during the third quarter of 2010.
RMDDxUSA Corp. is the U.S. sales and distribution operations entity for, and parent of, RMDDx.
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

RMDDx had $510,833 in cash which was restricted as it collateralized a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party. The restriction was lifted during the second quarter of 2011 when the Company secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island. Using the judgment of management in the fair market valuation required by ASC 805 “Business Combinations”, over the next 5 years the targets of the incentive program are expected to be achieved. These calculations and the associated assumptions are the basis for not including a contingent liability related to the guarantee on the Balance Sheet. The Province of Prince Edward Island (the Province), through an economic incentive program, has committed expense reimbursements up to $585,000 to the company in the form of a labor and equipment rebate. An equipment rebate of $100,000 was collected from the Province during the quarter ended June 30, 2011.
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
In compliance with 805-30-25-2, this transaction was deemed a “bargain purchase” with the resulting gain of $146,288 booked as other income in the quarter ended June 30, 2010. This increase to other income offsets the general and administrative costs related to the transaction of approximately $80,000. As defined by FASB ASC 805-30-25, the purchase of RMDDx was not a forced sale in which the seller acted under compulsion. The discount to fair value relates to the sellers belief in the future value of the combined entity exceeding the current value of the consideration
7. Recent Pronouncements
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income”, revise the manner in which companies present comprehensive income in their financial statements. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the presentation options required by this ASU.

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

Results of Operations

Revenue for the three months ended June 30, 2011 was $6,018,329 versus $5,782,279 for the three months ended June 30, 2010, an increase of $236,050 or 4%.   Micron’s medical sensors and snaps with silver surcharge revenue increased by $1,007,000 and high volume precision molded products and other miscellaneous sales increased by $88,000.  The change in revenues from sensors and snaps is due to higher silver surcharge and per unit revenue from changes in product mix.  Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $824,000 due to decreased volume from the Company's defense industry customers and the planned completion of a significant program.  The MIT division’s revenue is derived from the custom molding, precision metal machining and mold making activities. Combined revenues from ART's software and WirelessDx services were $15,172 and $50,000 for the three months ended June 30, 2011 and 2010, respectively.

Revenue for the six months ended June 30, 2011 was $12,201,394 versus $11,367,639 for the six months ended June 30, 2010, an increase of $833,755 or 7%. Micron’s medical sensors and snaps with silver surcharge revenue increased by $2,232,895 and high volume precision molded products and other miscellaneous sales increased by $149,120. The increase in revenues from sensors and snaps is due to increased volume in sensors and higher silver surcharge. Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $1,477,009. MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities. The revenue decreases reflect lower volume of defense industry products that were partially offset by higher tooling sales. Combined revenues from ART's software and WirelessDx services were $28,749 and $100,000 for the six months ended June 30, 2011 and 2010, respectively.

Revenue from domestic and foreign sales for the first three and six months is as follows:

	Three Months Ending June 30,				Six Months Ending June 30,
	2011	%	2010	%	2011	%	2010	%
United States	$2,256,889	37	$2,930,635	51	$4,923,184	40	$6,038,855	53
Canada	2,453,400	41	1,414,690	25	4,357,289	36	2,754,700	24
Europe	517,162	9	655,997	11	1,160,422	10	1,145,159	10
Pacific Rim	332,682	5	419,066	7	842,654	7	810,362	7
Other	458,196	8	361,891	6	917,845	7	618,563	6
Total	$6,018,329	100	$5,782,279	100	$12,201,394	100	$11,367,639	100

The increase of sales in Canada, Europe and the Pacific Rim is due to increasing sensor revenue. The decrease of sales in United States is related to a reduction in defense industry products.

Cost of sales was $4,994,063 or 83% of revenue for the three months ended June 30, 2011 as compared to $4,687,802 or 81% of revenue for the same period in 2010.  Cost of sales was $9,798,842 or 80% of revenue for the six months ended June 30, 2011 as compared to $9,289,014 or 82% of revenue for the same period in 2010. The stabilization and reduction of costs remains a priority of management.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  As silver increases in price, the additional cost is passed to customers in the form of a silver surcharge, resulting in a decreased gross margin as a percentage of sales. The improvement in margin in the six months ended June 30, 2011 is despite the aforementioned escalating cost of silver. The improvements from automation and in process controls continue to positively contribute to gross profit. Management continues to investigate ways to improve the overall gross margin by focusing marketing efforts on higher margin products and investing in new technologies.

Selling and marketing expense was $413,517 or 7% of sales for the three months ended June 30, 2011 as compared to $255,637 or 4% for the same period in 2010.  The selling and marketing expense was $773,530 or 6% of sales in the six months ended June 30, 2011 and $413,626 or 4% for the same period in 2010.  The increase during the six months ended June 30, 2011 compared to the same period in 2010 includes $276,000 and $48,000 in personnel and travel expenses related to the WirelessDx medical services and ART software new sales and marketing costs, respectively. The remainder of the increase in expense was on travel expenses associated with Micron's sensor business and MIT's custom products. When compared to the three months ended June 30, 2010, the Company added four additional employees targeting the service markets, and one additional person in the custom manufacturing business. Selling expenses for WirelessDx is expected to continue to increase as the operations are scaled according to the Company's plans. As a percentage of sales, selling expenses will increase as there will be a timing lag between the additional expense and the expected revenue increases through the remainder of 2011.

General and administrative expense was $920,473 or 15% of sales for the three months ended June 30, 2011 as compared to $671,862 or 12% for the same period in 2010.  The general and administrative expense was $1,798,843 or 15% of sales in the six months ended June 30, 2011 and $1,275,859 or 11% for the same period in 2010.  The increase during the six months ended June 30, 2011 includes $434,000 associated with the administrative infrastructure for WirelessDx office, travel and other administrative expenses associated with this new entity. These expenses are expected to continue to increase as WirelessDx operations expand. The remainder of the increased expense includes higher personnel cost, legal, travel and other corporate expenses. As of the June 30, 2011 measurement date, the Company is not an accelerated filer; therefore, the expense related to auditor attestation for Section 404b of the Sarbanes-Oxley Act of 2002 will not be incurred in 2011.

Research and development expense was $106,656 or 2% of sales for the three months ended June 30, 2011 as compared to $47,138 or 1% for the same period in 2010.  The research and development expense was $187,864 or 2% of sales in the six months ended June 30, 2011 as compared to $102,811 or 1% in the same period in 2010.  In 2011 and 2010, approximately 50% of the expense was related to ART’s SAECG software, Predictor®.  Product testing and development costs continue in support of a National Institutes of Health research project utilizing ART’s proprietary Signal Averaged ECG products.  The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line.  This work is expected to continue through the end of 2011. Both areas of research and development have resulted in the filing of provisional patent applications.

Other income (expense), net was an income of $5,351 versus income of $144,647 for the three months ended June 30, 2011 and 2010, respectively.  Other income (expense), net was an expense of $5,211 versus income of $144,769 for the six months ended June 30, 2011 and 2010, respectively.  Interest income in the six months ended June 30, 2011 was offset by sale of assets totaling $6,539 and a loss in currency exchange of $18,821 associated with WirelessDx's Canadian operations. In the six months ended June 30, 2010 the acquisition of RMDDx resulted in a onetime non-cash gain of $146,288 in the period due to purchase accounting.

Income taxes as a percent of income before income taxes were 38% for the three months ended June 30, 2011 as compared to 17% for the same period in 2010.  For the six months ended June 30, 2011, the effective rate of income tax benefit was 37% compared to income tax provision of 25% for the same period in 2010.  The higher benefit rate is based on estimated utilization of operating losses in the near term. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $9,112,833 at June 30, 2011 compared to $8,902,507 at December 31, 2010, an increase of $210,326.  Capital investment may decrease working capital with any significant investment resulting from future acquisition of capital assets or businesses, significant expansion of production capacity, or further software development.

Net capital expenditures were $780,982 for the first six months of 2011 as compared to $840,869 for the same period in 2010.  The largest portion of the capital expenditures in the first six months of 2011 resulted from increased investment in medical devices used by the medical services business with the remainder being deployed for the routine replacement of production equipment and tooling on the sensor product line.  Capital expenditures for the six months ended June 30, 2011 were made with cash on hand. The Company has made a commitment for a 200 KW solar installation at the Micron manufacturing facility. This installation is expected to reduce electricity consumption annually by approximately $30,000 while generating an estimated $120,000 in solar renewable energy credit income each year for the next ten years. The installation also qualifies for significant Federal and State tax credits.

The Company has an unsecured $2,000,000 credit line with a large multinational bank.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on this line during the quarter ended June 30, 2011.

The Company's subsidiary, RMDDx, lifted restriction on $510,833 of cash after providing a stand-by letter of credit related to a performance guarantee and Canadian Federal contracting economic incentive program involving an unrelated third party. The Company has secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island during the second quarter of 2011.

During the first quarter of 2011 payment terms with our silver supplier were modified. This modification resulted in a negative impact of approximately $406,000 to cash flow from operations to date. The decrease in accounts payable resulting from the shorter payment terms with our silver supplier was done to offset an increase in material cost. The savings in the cost of materials was greater than the cost of capital to the Company.
The savings in cost of materials was greater than the cost of capital to the Company.

The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the foreseeable future.

During the six months ended June 30, 2011, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $168,236. In the comparable period ended June 30, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $161,328. Subsequent to the end of the reporting period, the Board of Directors declared a cash dividend of $0.06 per share for a total of $168,236 to be paid on August 12, 2011 to shareholders of record as of August 1, 2011.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program to date for an aggregate of $87,163.  No purchases were made in the first six months of 2011 or 2010.

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

Inventory and Inventory Reserves

The Company values its inventory at the lower of average cost or market.  The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications.  Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. Silver in its delivered form is priced at fair market value.

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

PART II - OTHER INFORMATION

Item 7.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
10.43*	Employment agreement between James E. Rouse and the company dated December 26th, 2006. (c)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007. (d)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
August 15, 2011	By: /s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.