Form 10-Q
period 2011-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2011-11-14
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011 or

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

As of November 7, 2011 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2011

Exhibit 10.46	Amendment 1 to the employment agreement between James E. Rouse and the Company dated September 30th, 2011	X-5
Exhibit 10.47	Amendment 1 to the employment agreement between David A. Garrison and the Company dated September 30th, 2011	X-6
Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-1
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	September 30, 2011	December 31, 2010
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$2,445,115	$3,962,454
Trade and other accounts receivable, net of allowance for doubtful accounts of $43,496 and $83,976	4,811,442	3,819,361
Inventories, net	2,730,818	3,069,177
Deferred income taxes, net	355,000	44,000
Prepaid tax	94,905	166,694
Deposits, prepaid expenses and other current assets	430,915	397,010
Total current assets	10,868,195	11,458,696

Property and equipment, net of accumulated depreciation of $9,989,038 and $9,101,732	7,447,154	6,691,817
Goodwill	1,564,966	1,564,966
Other intangible assets, net	136,726	96,446
Restricted cash	—	517,571
Total assets	$20,017,041	$20,329,496

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,016,804	$2,280,992
Accrued expenses	715,479	275,197
Total current liabilities	2,732,283	2,556,189
Long term liabilities:
Long term deferred tax liability, net	387,965	330,000
Long term portion of deferred gain on lease	14,518	17,868
Total long term liabilities	402,483	347,868
Total liabilities	3,134,766	2,904,057

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,738,595	10,653,210
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	51,849	42,502
Retained earnings	9,152,408	9,790,304
Total shareholders’ equity	16,882,275	17,425,439
Total liabilities and shareholders’ equity	$20,017,041	$20,329,496

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$6,788,974	$5,888,277	$18,990,368	$17,255,916
Cost of sales	5,455,531	4,605,683	15,254,373	13,894,697
Gross profit	1,333,443	1,282,594	3,735,995	3,361,219
Selling and marketing	450,910	259,831	1,224,440	673,457
General and administrative	885,214	749,396	2,684,057	2,025,255
Research and development	125,573	76,189	313,437	179,000
Total expense	1,461,697	1,085,416	4,221,934	2,877,712
Income (loss) from operations	(128,254)	197,178	(485,939)	483,507
Other income (expense), net	4,241	(2,450)	(970)	142,319
Income (loss) before income taxes	(124,013)	194,728	(486,909)	625,826
Income tax provision (benefit)	(50,000)	75,200	(185,485)	185,000
Net income (loss)	$(74,013)	$119,528	$(301,424)	$440,826
Net income (loss) per share – basic	$(0.03)	$0.04	$(0.11)	$0.16
Net income (loss) per share – diluted	$(0.03)	$0.04	$(0.11)	$0.16
Weighted average common shares Outstanding – basic	2,790,514	2,790,514	2,790,514	2,719,724
Weighted average common shares Outstanding – diluted	N/A	2,820,834	N/A	2,769,049

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings		Comprehensive income (loss)
	Shares	Amount					Total
December 31, 2010	3,926,491	$39,265	$10,653,210	$(3,099,842)	$42,502	$9,790,304	$17,425,439
Foreign currency translation adjustments					9,347		9,347	$9,347
Share based compensation			85,385				85,385	—
Cash dividends						(336,472)	(336,472)	—
Net loss						(301,424)	(301,424)	(301,424)
Comprehensive loss								$(292,077)

September 30, 2011	3,926,491	$39,265	$10,738,595	$(3,099,842)	$51,849	$9,152,408	$16,882,275

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(301,424)	$440,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash gain from bargain purchase	—	(146,288)
Amortization of the gain on lease	(3,350)	—
Depreciation and amortization	1,166,666	1,070,175
Share based compensation	85,385	79,041
Provision for doubtful accounts	(40,480)	19,000
Deferred tax expense	(253,035)	(84,000)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(951,601)	(328,538)
Inventories	338,359	(190,970)
Deposits, prepaid expenses and other assets	37,884	(325,575)
Accounts payable and accrued expenses	176,096	314,084
Net cash provided by operating activities	254,500	847,755

Cash flows from investing activities:
Capital expenditures, net of disposals	(1,962,285)	(1,080,418)
Cash released from restrictions	517,571	—
Acquisitions	—	16,357
Net cash used in investing activities	(1,444,714)	(1,064,061)

Cash flows from financing activities:
Cash dividend paid	(336,472)	(336,461)
Net cash used in financing activities	(336,472)	(336,461)

Effect of currency translation on cash and cash equivalents	9,347	18,134
Net decrease in cash and cash equivalents	(1,517,339)	(534,633)

Cash and cash equivalents at beginning of period	3,962,454	3,674,179
Cash and cash equivalents at end of period	$2,445,115	$3,139,546

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 23, 2011.

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

2. Inventories:

Inventories consist of the following as of:	September 30, 2011	December 31, 2010
Raw materials	$878,113	$911,440
Work-in-process	307,155	169,063
Finished goods	1,545,550	1,988,674
Total	$2,730,818	$3,069,177

The value of silver in inventory at September 30, 2011 and December 31, 2010 as a part of finished goods as plated sensors, work in process, or raw material was $752,149 and $617,154, respectively. Inventories are stated net of a reserve for slow moving or obsolete inventory.

3. Share-Based Compensation:

The Company accounts for non-cash share based compensation under Accounting Standards Codification ("ASC") 718 “Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

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

The Company recognized share-based compensation expense of $23,521 and $22,030 for the three months ended September 30, 2011 and 2010, and $85,385 and $79,041 for the nine months ended September 30, 2011 and 2010, respectively.  Two grants totaling 160,000 options to 9 persons, including directors and management, were made during the nine months ended September 30, 2011.  Grants totaling 135,500 options were made in the first nine months of 2010 of which, 60,000 non-qualified options were outside of the Company’s stock option plan in conjunction with business combination activities, of which 20,000 are currently exercisable.

The following is a weighted average of the assumptions used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Dividend Yield	2.1%	1.26%
Expected Volatility	31.24%	46.48%
Risk Free Interest Rate	0.98%	1.2%
Expected Option Terms (in years)	5	5

Share-based Incentive Plan

At September 30, 2011, the Company has two stock option plans that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  The 2001 Plan has 236,500 options outstanding; however, has been closed for new grants. The 2010 Plan has 160,000 options outstanding and the maximum number of shares reserved for issuance is 500,000 shares.  The options granted have six or ten year contractual terms and either vest immediately or vest annually over a five-year term.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2011:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	4.26	15,100	$0.96
4.76	60,000	3.71	20,000	1.77
5.73	90,000	9.68	—	1.30
7.15	96,000	2.26	57,600	2.74
9.86	63,000	0.22	63,000	4.22
9.86	70,000	9.63	—	0.50
12.42	10,000	0.85	10,000	5.38
23.10	10,000	1.43	8,000	10.77
	474,500		173,700

The aggregated intrinsic value of options outstanding and vested at September 30, 2011 was $0.  The Company expects 244,490 or 81.3% of the 300,800 unvested options to vest over their remaining life.

The following table summarizes the status of the Company’s non-vested options since December 31, 2010:

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2010	184,100	$1.98
Granted	160,000	0.95
Vested	(43,300)	2.50
Forfeited	—
Non-vested at September 30, 2011	300,800	$1.36

At September 30, 2011, there was $259,125 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.92 years.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The periods from 2008 to 2010 remain open to examination by the IRS and state jurisdictions.  The Company believes it is not subject to any significant tax risks related to uncertain tax positions.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the nine months ended September 30, 2011 and 2010.

5. Earnings per share:

In accordance with ASC 260, the basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  At September 30, 2011, 173,700 stock options were anti-dilutive and are excluded from the three and nine months in the earnings per share computation.

6. RMDDx Acquisition:
On June 18, 2010, the Company, through a newly created Delaware subsidiary named RMDDxUSA Corp., purchased all of the outstanding shares of RMDDx Corporation (“RMDDx”), a Prince Edward Island corporation. The shares were exchanged for 115,033 shares of ART common stock and options to purchase 60,000 shares at $4.76. These shares and options were immediately placed in escrow and are released and vested based upon the achievement of certain performance targets. The performance targets require client contracts, service volumes and gross sales with minimum gross margins. On October 15, 2010, the first performance target was met, 28,758 shares of stock were released from escrow and 20,000 options are vested. On October 18, 2011, the second performance target was missed, and will require an adjustment to equity.
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

RMDDx had $510,833 in cash which was restricted as it collateralized a guarantee on a stand-by letter of credit related to a Canadian Federal contracting economic incentive program involving an unrelated third party. The restriction was lifted during the second quarter of 2011 when the Company secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island. Using the judgment of management in the fair market valuation required by ASC 805 “Business Combinations”, over the next 5 years the targets of the incentive program are expected to be achieved. These calculations and the associated assumptions are the basis for not including a liability related to the guarantee on the Balance Sheet. As of September 30, 2011, management has not booked a reserve for this performance requirement. This guarantee, secured by the Company's letter of credit, is reviewed by management for impairment. The Province of Prince Edward Island, through an economic incentive program, has paid expense reimbursements exceeding $220,000 to the Company in the form of a labor and equipment rebates.
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
In compliance with FASB ASC 805-30-25-2, this transaction was deemed a “bargain purchase” with the resulting gain of $146,288 booked as other income in the quarter ended June 30, 2010. This increase to other income offsets the general and administrative costs related to the transaction of approximately $80,000. As defined by ASC 805-30-25, the purchase of RMDDx was not a forced sale in which the seller acted under compulsion. The discount to fair value relates to the sellers belief in the future value of the combined entity exceeding the current value of the consideration.
7. Recent Pronouncements
Accounting Standards Update (ASU) 2011-05, “Comprehensive Income” (“Update 2011-05”), revises the manner in which companies present comprehensive income in their financial statements. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income (OCI), as well as a cumulative total for comprehensive income. This ASU does not change the items that must be reported in OCI. ASU 2011-05 must be applied retrospectively and is effective for the first quarter of 2012. Management is in the process of evaluating the presentation options required by this ASU.
Accounting Standards Update (ASU) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. Management is in the process of evaluating the effects of Update 2011-07 on the consolidated financial statements.
Accounting Standards Update (“ASU”) 2011-08, "Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("Update 2011-08"). Update 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the company is the first quarter of 2012. Management does not believe the adoption of this update will have a material impact on the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; our ability to increase sales of higher margin products and services; variations in the mix of products and services sold; variability of customer delivery requirements; ability to license our software, provide timely customization and updates; ability to successfully market WirelessDx services, manage the timing of investment in operational infrastructure and ability to accelerate the pace of revenues from customer implementation; a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries where we are doing business; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices; the Company's ability to offset higher costs with price increases; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; entrance of competitive products and services in the Company's markets; the ability of management to execute plans and motivate personnel in the execution of those plans; no adverse publicity related to the Company and/or its products; adverse claims relating to the Company's intellectual property; adoption of new, or changes in, accounting principles; passage of new, or changes in, regulations; legal proceedings; ability to maintain compliance with the NYSE Amex requirements for continued listing of our common stock; the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; the Company's ability to efficiently integrate acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  RMDDxUSA Corp. together with its subsidiary RMDDx Corporation (such subsidiaries collectively, "WirelessDx"), a wholly owned subsidiary of ART, provides medical software and services, respectively, to the medical industry. While not currently adding significant revenue to the results, management believes these businesses have significant potential for future growth of the Company. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenue for the three months ended September 30, 2011 was $6,788,974 versus $5,888,277 for the three months ended September 30, 2010, an increase of $900,697 or 15%.   Micron’s medical sensors and snaps with silver surcharge revenue increased by $1,839,000 and high volume precision molded products and other miscellaneous sales increased by $134,000.  The increase in revenues from sensors and snaps is due to higher silver surcharge and a unit volume increase of 17% as compared to the three months ended September 30, 2010.  Revenue from the Micron Integrated Technology’s (MIT) products decreased $902,000 due to decreased volume from the Company's defense industry customers and the planned completion of a significant program.  The MIT division’s revenue is derived from custom molding, precision metal machining and mold making activities. Combined revenues from ART's software and WirelessDx services were $32,124 and $202,510 for the three months ended September 30, 2011 and 2010, respectively.

Revenue for the nine months ended September 30, 2011 was $18,990,368 versus $17,255,916 for the nine months ended September 30, 2010, an increase of $1,734,452 or 10%. Micron’s medical sensors and snaps with silver surcharge revenue increased by $4,071,941 and high volume precision molded products and other miscellaneous sales increased by $283,038. The increase in revenues from sensors and snaps is due to higher silver surcharge and a 9% increase in per unit revenue due to a shift in product mix. Revenue from the Micron Integrated Technology’s (MIT) product life cycle management programs decreased $2,378,889. MIT’s revenue is derived from the custom molding, precision metal machining and mold making activities. The revenue decreases reflect lower volume of defense industry products that were partially offset by higher tooling sales. Combined revenues from ART's software and WirelessDx services were $60,873 and $302,510 for the nine months ended September 30, 2011 and 2010, respectively.

Revenue from domestic and foreign sales for the three and nine month periods is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
United States	$2,571,442	38	$3,119,155	53	$7,494,626	39	$9,158,010	53
Canada	2,031,183	30	1,373,442	23	6,388,472	34	4,128,142	24
Europe	764,403	11	608,331	10	1,924,825	10	1,753,490	10
Pacific Rim	888,691	13	677,297	12	1,731,345	9	1,487,659	9
Other	533,255	8	110,052	2	1,451,100	8	728,615	4
Total	$6,788,974	100%	$5,888,277	100%	$18,990,368	100%	$17,255,916	100%

The increase of sales in Canada, Europe and the Pacific Rim is due to increasing sensor revenue. The decrease of sales in United States is related to a reduction in defense industry products.

Cost of sales was $5,455,531 or 80% of revenue for the three months ended September 30, 2011 as compared to $4,605,683 or 78% of revenue for the same period in 2010.  Cost of sales was $15,254,373 or 80% of revenue for the nine months ended September 30, 2011 as compared to $13,894,697 or 81% of revenue for the same period in 2010. The stabilization and reduction of costs remains a priority of management.  The inability to increase our sensor prices in the competitive global marketplace hinders passing additional material and utility cost increases to our customers, excluding the escalating cost of silver.  As silver increases in price, the additional cost is passed to customers in the form of a silver surcharge, resulting in a decreased gross margin as a percentage of sales. The increase in sensor margin in the nine months ended September 30, 2011 occurred despite the aforementioned escalating cost of silver. The improvements from automation and in process controls continue to positively contribute to gross profit. Management continues to investigate ways to improve the overall gross margin by focusing marketing efforts on higher margin products and investing in new technologies.

Selling and marketing expense was $450,910 or 7% of sales for the three months ended September 30, 2011 as compared to $259,831 or 4% for the same period in 2010.  The selling and marketing expense was $1,224,440 or 6% of sales in the nine months ended September 30, 2011 and $673,457 or 4% for the same period in 2010.  The increase during the nine months ended September 30, 2011 compared to the same period in 2010 includes increases of $498,000 and $47,000 in personnel and travel expenses related to the WirelessDx medical services and ART software new sales and marketing costs, respectively. The remainder of the increase in selling and marketing expense was associated with Micron's sensor business and MIT's custom products. When compared to the nine months ended September 30, 2010, the Company added seven additional employees targeting the service markets, and one additional person in the software business unit. Selling expenses for WirelessDx is expected to continue to increase as the operations are scaled according to the Company's plans.

General and administrative expense was $885,214 or 13% of sales for the three months ended September 30, 2011 as compared to $749,396 or 13% for the same period in 2010.  The general and administrative expense was $2,684,057 or 14% of sales in the nine months ended September 30, 2011 and $2,025,255 or 12% for the same period in 2010.  The increase during the nine months ended September 30, 2011 includes $484,000 associated with the administrative infrastructure for WirelessDx office, travel and other administrative expenses associated with this new entity. These expenses are expected to continue to increase as WirelessDx operations expand; however, decrease as a percentage of sales with the expected increase to revenue. The remainder of the increased expense includes higher personnel cost, legal, travel and other corporate expenses. As of the June 30, 2011 measurement date, the Company is not an accelerated filer; therefore, the expense related to auditor attestation for Section 404b of the Sarbanes-Oxley Act of 2002 will not be incurred in 2011.

Research and development expense was $125,573 or 2% of sales for the three months ended September 30, 2011 as compared to $76,189 or 1% for the same period in 2010.  The research and development expense was $313,437 or 2% of sales in the nine months ended September 30, 2011 as compared to $179,000 or 1% in the same period in 2010.  In 2011 and 2010, approximately 50% of the expense was related to ART’s SAECG software, Predictor®.  Product testing and development costs continue in support of a National Institutes of Health research project utilizing ART’s proprietary Signal Averaged ECG products.  This work includes the development of other complimentary products. The remaining portion of the research and development expense is associated with continued work on process improvements to Micron sensor and snap product line.  This work is expected to continue through the end of 2011. Both areas of research and development have resulted in the filing of provisional patent applications.

Other income (expense), net was an income of $4,241 versus expense of $(2,450) for the three months ended September 30, 2011 and 2010, respectively.  Other income (expense), net was an expense of $(970) versus income of $142,319 for the nine months ended September 30, 2011 and 2010, respectively.  Interest income in the nine months ended September 30, 2011 was offset by sale of assets totaling $3,314, supplier discounts taken of $7,361 and a loss in currency exchange of $17,356 associated with WirelessDx's Canadian operations. In the nine months ended September 30, 2010, the acquisition of RMDDx resulted in a onetime non-cash gain of $146,288 in the period due to purchase accounting.

Income tax benefit as a percentage of loss before income taxes was 40% for the three months ended September 30, 2011 as compared to an effective rate of income tax provision of 39% for the same period in 2010.  For the nine months ended September 30, 2011, the effective rate of income tax benefit was 38% compared to income tax provision of 30% for the same period in 2010.  The higher benefit rate is based on estimated utilization of operating losses in the near term. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $8,135,912 at September 30, 2011 compared to $8,902,507 at December 31, 2010, a decrease of$766,595.  Capital investment may decrease working capital with any significant investment resulting from future acquisition of capital assets or businesses, significant expansion of production capacity, or further software and product development.

Net capital expenditures were $1,962,285 for the first nine months of 2011 as compared to $1,080,418 for the same period in 2010.  The largest portion of the capital expenditures in the first nine months of 2011 resulted from increased investment in medical devices used by the WirelessDx medical services business with the remainder being deployed for the routine replacement of production equipment and tooling on the Micron sensor product line.  Capital expenditures for the nine months ended September 30, 2011 were made with cash on hand. The Company has made a commitment for a 200 KW solar installation with an approximate $1,000,000 cost at the Micron manufacturing facility. This installation is expected to reduce electricity consumption annually by approximately $30,000 while generating an estimated $120,000 in solar renewable energy credit income each year for the next ten years. The solar installation is expected to be completed by year end. The installation also qualifies for significant Federal and State tax credits.

The Company has an unsecured credit line with a large multinational bank which the Company increased from $2 million to $3 million during the nine months ended September 30, 2011.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on this line during the quarter ended September 30, 2011. Under this credit line, the Company has for the benefit of its subsidiary RMDDx secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island. During the second quarter of 2011, this letter of credit lifted the restriction on $510,833 in restricted cash related to a performance guarantee and Canadian Federal contracting economic incentive program involving an unrelated third party.

During the first quarter of 2011 payment terms with our silver supplier were modified. This modification resulted in a negative impact of approximately $697,000 to cash flow from operations to date. The decrease in accounts payable resulting from the shorter payment terms with our silver supplier was done to offset an increase in material cost. At that time, the savings in cost of materials was greater than the cost of capital to the Company. Management has reviewed and modified this arrangement in the fourth quarter of 2011.
The Company expects to meet cash demands for its operations at current levels with current operating cash flows for the near future.

During the nine months ended September 30, 2011, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $336,472. In the comparable period ended September 30, 2010, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $336,461.

In October 2008, the Company’s Board of Directors authorized the repurchase in the open market from time to time of up to $650,000 of the Company’s outstanding stock.  To date an aggregate of 36,199 shares were purchased under the program to date for an aggregate of $87,163.  No purchases were made in the first nine months of 2011 or 2010.

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

Management believes that the following are critical accounting policies:

Revenue Recognition and Accounts Receivable

The Company recognizes revenue upon product shipment or customer acceptance of completion of service provided, with persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. The acceptance of the service provided by RMDDx is the prearranged transmission of medical records into the customer owned database. The Company recognizes software license revenue upon completion of performance obligations by the Company and evidence of licenses transmitted from the control of the Company.

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

PART II - OTHER INFORMATION

Item 7.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
10.43*	Employment agreement between James E. Rouse and the company dated December 26th, 2006. (c)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007. (d)
10.45	Lease agreement between RMDDxUSA and Brandywine Realty Trust dated December 16, 2011. (e)
10.46*	Amendment 1 to the employment agreement between James E. Rouse and the company dated September 30th, 2011 on page X-5.
10.47*	Amendment 1 to the employment agreement between David A. Garrison and the Company dated September 30th, 2011 on page X-6.
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.

(d)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

(e)	Incorporated by reference from the Company's Form 10-K for period ended December 31, 2010 as filed with the Commission in March of 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
November 14, 2011	By: /s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
10.46*	Amendment 1 to the employment agreement between James E. Rouse and the Company dated September 30th, 2011	X-5
10.47*	Amendment 1 to the employment agreement between David A. Garrison and the Company dated September 30th, 2011	X-6

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

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