Form 10-Q
period 2012-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2012-05-17
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___.

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

As of May 7, 2012 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	March 31, 2012	December 31, 2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$485,781	$1,358,223
Trade accounts receivable, net of allowance for doubtful accounts of $83,996 and $58,496, respectively	4,325,994	3,501,744
Inventories, net	3,453,130	3,269,482
Deferred income taxes, net	64,100	23,700
Prepaid tax	193,595	188,640
Deposits, prepaid expenses and other current assets	1,109,653	668,482
Total current assets	9,632,253	9,010,271

Property and equipment, net of accumulated depreciation of $10,385,220 and $10,393,560, respectively	8,594,963	8,587,669
Goodwill	1,479,727	1,479,727
Other intangible assets, net	180,672	149,763
Total assets	$19,887,615	$19,227,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,249,661	$2,327,114
Accrued expenses	420,949	331,929
Customer deposits	—	232,550
Current portion of equipment note	105,384	—
Total current liabilities	3,775,994	2,891,593
Long term liabilities:
Long term deferred tax liability, net	251,000	470,000
Long term portion of deferred gain on lease	12,284	13,401
Long term portion of equipment note	417,885	—
Total long term liabilities	681,169	483,401
Total liabilities	4,457,163	3,374,994

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,799,858	10,762,338
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	42,502	42,502
Retained earnings	7,648,669	8,108,173
Total shareholders’ equity	15,430,452	15,852,436
Total liabilities and shareholders’ equity	$19,887,615	$19,227,430

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue	$6,305,182	$6,183,065
Cost of sales	5,194,757	4,804,779
Gross profit	1,110,425	1,378,286
Selling and marketing	629,965	360,013
General and administrative	975,380	878,370
Research and development	136,740	81,208
Income (loss) from operations	(631,660)	58,695
Other expense, net	(7,625)	(10,562)
Income (loss) before income tax	(639,285)	48,133
Income tax provision (benefit)	(263,900)	21,000
Net income (loss)	$(375,385)	$27,133
Net income (loss) per share – basic	$(0.13)	$0.01
Net income (loss) per share – diluted	$(0.13)	$0.01
Weighted average common shares Outstanding – basic	2,790,514	2,790,514
Weighted average common shares Outstanding – diluted	2,790,514	2,829,518

Other comprehensive income
Foreign currency translation adjustments	—	25,519
Other comprehensive income	—	25,519
Comprehensive income (loss)	$(375,385)	$52,652

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings
	Shares	Amount					Total
December 31, 2011	3,926,491	$39,265	$10,762,338	$(3,099,842)	$42,502	$8,108,173	$15,852,436
Share-based compensation			37,520				37,520
Cash dividends						(84,119)	(84,119)
Net loss						(375,385)	(375,385)
March 31, 2012	3,926,491	$39,265	$10,799,858	$(3,099,842)	$42,502	$7,648,669	$15,430,452

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(375,385)	$27,133
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of the gain on lease	(1,117)	(1,117)
Depreciation and amortization	468,312	382,309
Share based compensation	37,520	37,235
Provision for doubtful accounts	25,500	5,000
Deferred income tax	(259,400)	(96,500)
Changes in operating assets and liabilities:
Trade accounts receivable	(849,750)	(493,071)
Inventories	(183,648)	(57,503)
Deposits, prepaid expenses and other assets	(446,126)	95,607
Accounts payable, accrued expenses and customer deposits	779,017	(868,447)
Net cash used in operating activities	(805,077)	(969,354)

Cash flows from investing activities:
Capital expenditures	(810,400)	(402,647)
Proceeds received from sale of fixed assets	303,885	—
Net cash used in investing activities	(506,515)	(402,647)

Cash flows from financing activities:
Proceeds from equipment note	523,269	—
Cash dividend paid	(84,119)	(168,236)
Net cash provided by (used in) financing activities	439,150	(168,236)

Effect of currency translation on cash and cash equivalents	—	25,219
Net decrease in cash and cash equivalents	(872,442)	(1,515,018)

Cash and cash equivalents at beginning of period	1,358,223	3,962,454
Cash and cash equivalents at end of period	$485,781	$2,447,436

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 25, 2012.

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
Accounts Receivable
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believes the allowance for doubtful accounts as of March 31, 2012 is adequate.

2. Inventories:

Inventories consist of the following as of:	March 31, 2012	December 31, 2011
Raw materials	$755,438	$647,906
Work-in-process	235,824	395,176
Finished goods	2,461,868	2,226,400
Total	$3,453,130	$3,269,482

The value of silver in inventory at March 31, 2012 and December 31, 2011 as a part of finished goods as plated sensors, work in process, or raw materials was $843,507 and $886,002, respectively.

3. Debt:
At March 31, 2012, the Company has an unsecured demand line of credit for $3,000,000 that provides for borrowings up to 80% of eligible accounts receivable plus 50% of finished goods inventories up to a $700,000 maximum at an interest rate of 2% over LIBOR.  The interest rate at March 31, 2011 was 2.33%. This facility has no borrowing base charge.  On March 16, 2011, ART obtained a $1,000,000 letter of credit against the line of credit in favor of the Bank of Nova Scotia, replacing the Province of Prince Edward Island's performance guarantee obtained in conjunction with the acquisition of WirelessDx in 2010. Subsequent to quarter end, an aggregate of $500,000 was drawn on this line. The demand line of credit was renewed April 2012 and expires April 2013.
 The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.
The Company has a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. Said monies will be paid back over the life of the equipment. During the three months ended March 31, 2012, $523,000 was drawn down to acquire production equipment for Micron and will be repaid over 5 years.

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
As of December 31, 2011, the Company had recorded a valuation allowance against the Canadian portion of its deferred tax assets, consisting of a net operating loss carryforward.  Based on the Company's pre-tax losses for the years since the acquisition, management determined that realization of the assets cannot be considered more likely than not at this time.  As of March 31, 2012, management assessed the valuation allowance and determined a full valuation allowance was still necessary. If and when management determines the valuation allowance should be released, the adjustment would result in a tax benefit in the consolidated statements of comprehensive income (loss).  As of March 31, 2012, the Company has federal and state net operating loss carryforwards totaling $573,000 and $244,000, respectively, that begin to expire in 2031. As of March 31, 2012, the Company has a foreign net operating loss carryforward totaling $1,096,000 that begins to expire 2030.
The Company has decided to amend the returns for 2008 and 2010, in order to use some of its 2011 net operating losses.  As a result of these amendments, federal research and development credits and corporate alternative minimum tax credits of $90,000 and $22,000, respectively, are now available in future periods.  As a result of the 2011 activities, management expects to realize a federal research and development credit of $85,000.  The Company has unused state investment tax credits and research and development credits available for carryforward totaling $86,000.  The federal tax credits begin to expire in 2029 and state credits begin to expire in 2027.
The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  The periods from 2008 to 2011 remain open to examination by the IRS, state, and foreign jurisdictions.  The Company believes it is not subject to any significant tax risks related to uncertain tax positions.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2012 and 2011.

5. Share-Based Compensation:
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
For the three months ended March 31, 2012 and 2011, share-based compensation included in general and administrative expenses amounted to $37,520 and $37,235, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, and the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the three months ended March 31, 2012 and 2011.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
There were no option grants for the three months ended March 31, 2012 and 2011.
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
At March 31, 2012, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.

At March 31, 2012, there were 340,000 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions for the quarter ended March 31, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2011	409,000	$6.78	5.20 years	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited/expired	—	—		—
Outstanding at March 31, 2012	409,000	$6.78	5.18 years	$14,345
Exercisable at March 31, 2012	145,000	$7.50	2.22 years	$5,738
During the three months ended March 31, 2012 and 2011, no options were exercised.  At March 31, 2012 and 2011, the intrinsic value of the exercisable options is $5,738 and $42,659, respectively.

The following table sets forth the status of the Company’s non-vested options for the three months ended March 31, 2012:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2011	299,800	$1.38
Granted	—	—
Vested	(35,800)	1.95
Forfeited	—	—
Non-vested at March 31, 2012	264,000	$1.30
The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2012:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	3.76	30,200	$0.96
4.76	60,000	3.21	20,000	1.77
5.73	90,000	9.17	—	1.42
7.15	93,500	1.76	74,800	2.74
9.86	70,000	9.13	—	0.65
12.42	10,000	0.34	10,000	5.38
23.10	10,000	0.93	10,000	10.77
	409,000		145,000
As of March 31, 2012, there was $218,464 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 3.70 years.

6. Earnings (loss) per share:
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. At March 31, 2012 and 2011, 333,500 stock options were antidilutive and were not included in the calculation of earnings or loss per share.

7. Medical Services Revenue:
The Company's WirelessDx subsidiaries account for patient service revenues as net service revenues under Accounting Standards Update (ASU) 2011-07. This requires gross billed revenue to be reduced by an estimated allowance for contractual adjustments and uncollectibles to properly account for the anticipated difference between gross billed charge amounts and the expected reimbursement amounts.
The Company's contractual adjustments and uncollectibles as a percentage of gross patient service revenue will vary each year depending on several factors, including improved contracting with payers, changes in reimbursement from government sponsored programs, shifts in the percentage of patient services being reimbursed under insurance and the patients required co-insurance. Geography and demographics of the patient population will affect these estimates as the Company's historic expectations could differ from experience.
Gross service revenue in the three months ended March 31, 2012 was $135,265. The revenue was adjusted by $32,820 to account for expected contractual adjustments and uncollectibles, and an adjustment of $13,403 to increase the previously recorded allowance. The net service revenue for the three months ended March 31, 2012 was $89,042 as compared to $13,577 in the same period of 2011.
8. Recent Pronouncements:
Accounting Standards Update (ASU) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.
Accounting Standards Update (ASU) 2011-08, "Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("Update 2011-08"). Update 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, before performing the more detailed qualitative two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company is the first quarter of 2012. Management does not believe the adoption of this update will have a material impact on the consolidated financial statements.

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

The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly-owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  RMDDxUSA Corp. together with its subsidiary RMDDx Corporation (such subsidiaries collectively, "WirelessDx"), a wholly-owned subsidiary of ART, provides medical software and services, respectively, to the medical industry. While not currently adding significant revenue to the results, management believes these businesses have potential for future growth of the Company. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations
Revenue
The Company's consolidated net sales for the three months ended March 31, 2012 were $6,305,182, an increase of $122,117 or 1.98%, when compared to the total net sales of $6,183,065 in the three months ended March 31, 2011 as discussed by segment below.
Micron sales for the three months ended March 31, 2012 were $6,216,140, an increase of $46,652 or 0.8%, when compared to sales of $6,169,488 in the same period in 2011. Micron continues to experience price pressure in a competitive global market. The revenue associated with the sensor business, including silver surcharge, increased as a result of increased volume. This increase in sensor revenue was offset by the expected decrease in MIT division’s custom manufacturing in defense industry revenue.
WirelessDx net sales were $89,042 for the three months ended March 31, 2012 compared to the net sales of $13,577 in the same period in 2011. The medical monitoring segment continued its expansion efforts after receiving a contract with the Veterans Administration and being issued a provider number as an IDTF during 2011.
ART's net sales were $0 for the three months ended March 31, 2012 and 2011. A new update to the ART's proprietary SAECG software, PREDICTOR®, expected to generate sales opportunities with ART's OEM customer in the Japanese market, was completed late in March 2012. This update to PREDICTOR is expected to yield revenues from license sales later in the year.
Revenue from domestic and foreign sales for the three month period is as follows:

	Three months ended March 31,
	2012	%	2011	%
United States	$2,596,966	41	$2,666,295	43
Canada	1,800,209	29	1,903,889	31
Europe	699,474	11	643,260	11
Pacific Rim	587,125	9	509,972	8
Other	621,408	10	459,649	7
Total	$6,305,182	100%	$6,183,065	100%
Cost of Sales
The Company's consolidated cost of sales was $5,194,757 (82.4% of net sales) in the three months ended March 31, 2012 compared to $4,804,779 (77.7%% of net sales) in the three months ended March 31, 2011 an increase of $389,978 or 8.1% as discussed by segment below. The increase in the consolidated cost of sales is mainly due to the WirelessDx segment.
Micron cost of sales was $4,806,105 (77.3% of segment sales) in the three months ended March 31, 2012 compared to $4,732,079 (76.7% of segment sales) in the same period in 2011 an increase of $74,026 or 0.6%. The cost of silver has generally been passed on to our customers in the form of a surcharge.  The surcharge protects Micron from decreasing gross profits from an increase in the cost of silver.  Management routinely reviews its products and programs, including those in development, for contribution and value to our overall business strategy and results.  Those that do not have contribution margins equal to or greater than the current average are the focus for process improvement teams. Programs with unacceptable margins will be phased out or discontinued, so that Micron’s resources will be used to develop those of more strategic value.
WirelessDx cost of sales was $388,652 in the three months ended March 31, 2012 compared to $70,880 in the same period in 2011 an increase of $317,772. The large increase includes the initial startup cost of monitoring and patient call centers. This cost is expected to grow at a slower pace as facilities are fully staffed and functional.
ART cost of sales was $0 in the three months ended March 31, 2012 and $1,820 in the same period in 2011. This cost related to sales in the prior period.
Selling and Marketing
The Company's consolidated selling and marketing expense increased to $629,965 (10.0% of net sales) in the three months ended March 31, 2012 from $360,013 (5.8% of net sales) in the same period in 2011, an increase of $269,952, or 75% as discussed by segment below.
Micron's selling and marketing expense decreased to $189,133 (3.0% of segment sales) in the three months ended March 31, 2012 from $208,709 (3.4% of segment sales) in the same period in 2011, a decrease of $19,576. Micron's selling expense remained stable but is expected to increase in 2012 due to higher sales commissions as new programs begin. The increase in selling expense is not expected to increase as a percentage of sales.

WirelessDx's selling and marketing expense increased to $391,375 in the three months ended March 31, 2012 from $106,523 in the same period in 2011, an increase of $284,852, or 267%. In 2012, the sales force was expanded during the first three months of 2012. Also contributing to the increase in expense was the cost of travel as the segment's growth included additional geographic markets. Business development expenses are expected to increase at a faster rate than revenue until scale is reached in late 2012.
ART's selling and marketing expense increased to $49,457 in the three months ended March 31, 2012 from $44,781 in in the same period in 2011, an increase of $4,676, or 10.4%. In 2012, expenses incurred were related to business development efforts, including travel and trade show expenses.
General and Administrative Expenses
The Company's consolidated general and administrative expense was $975,380 (15.5% of net sales) in the three months ended March 31, 2012 as compared to $878,370 (14.2% of net sales) in the same period in 2011, an increase of $97,010 or 11.0% as discussed by segment below.
Micron's general and administrative expense decreased to $214,460 (3.4% of net sales) in the three months ended March 31, 2012 from $217,966 (3.5% of net sales) in the same period in 2011, a decrease of $3,506.
WirelessDx's general and administrative expense increased to $282,721 (4.5% of net sales) in the three months ended March 31, 2012 from $233,305 (3.8% of net sales) in the same period in 2011, an increase of $49,416. The expense for the segment includes executive salaries, back office support, and travel expenses.
ART's general and administrative expense was $80,011 (1.3% of net sales) in the three months ended March 31, 2012 as compared to $75,242 (1.2% of net sales) in the same period in 2011, a increase of $4,769. This includes costs of the legal work on existing patents, travel expense associated with ART products and other costs to maintain the software library.
The Corporate segment increased to $398,188 (6.3% of net sales) in the three months ended March 31, 2012 from $351,857 (5.7% of net sales) in the same period in 2011, an increase of $46,331. A large portion of this increase was the centralization of the finance and human resources departments to the Corporate segment. In 2011, personnel were transfered to this segment to provide support across all segments of the business. Other corporate and travel expenses include expansion of the Board of Directors compared to the comparable period as well as attendance at trade events.
Research and Development
The Company's consolidated research and development costs increased to $136,740 (2.2% of net sales) in the three months ended March 31, 2012 from $81,208 (1.3% of net sales) in the same period in 2011, an increase of $55,532, or 68.4% as discussed by segment below.
Micron's research and development costs decreased to $36,888 (0.6% of net sales) in the three months ended March 31, 2012 from $49,852 (0.8% of net sales) in the same period in 2011, a decrease of $12,964, or 26.0%. The expense is related to process improvements on the Micron sensors and snap product lines as well as new processes and capabilities within MIT.
WirelessDx's research and development costs increased to $3,331 (0.1% of net sales) in the three months ended March 31, 2012 from $0 in the same period in 2011, and increase of $3,331. This expense is related to the documentation required for FDA clearance of devices.
ART's research and development expenses increased to $96,521 (1.5% of net sales) in the three months ended March 31, 2012 from $31,356 (0.5% of net sales) in the same period in 2011.  Research and development expense in 2012 included the addition of a full-time employee, development work related to device accessories to be manufactured by Micron and used by WirelessDx, and additional technical consulting for PREDICTOR. The 2011 expenses included the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG software and evaluation of other devices for software development.
Other Expense, Net
Other expense was $7,625 in the three months ended March 31, 2012 compared to expense of $10,562 in the same period in 2011. Other expense consists of miscellaneous expense items and currency losses relating to foreign operations in Canada.
Income Taxes
The Company’s combined federal and state effective income tax rate was (41%) and 44% in the three months ended March 31, 2012 and the same period in 2011, respectively.  The effective rates differed from the statutory rates primarily due to state and federal investment tax credits.

Liquidity and Capital Resources

Working capital was $5,856,259 at March 31, 2012 compared to $6,118,678 at December 31, 2011, a decrease of $262,419.  Capital investment may decrease working capital with any significant investment resulting from future acquisition of capital assets or businesses, significant expansion of production capacity, or further software and product development.
Cash and cash equivalents were $485,781 and $1,358,223 at March 31, 2012, and December 31, 2011, respectively.  Substantially all of these funds are invested in bank deposit accounts.
Net capital expenditures were $810,400 for the first three months of 2012 as compared to $402,647 for the same period in 2011.  The largest portion of the capital expenditures in 2012 resulted from the routine replacement of production equipment and tooling on the Micron sensor product line.  Other capital expenditures included monitoring software, internal portal modifications and monitoring devices for WirelessDx. Capital expenditures for the three months ended March 31, 2012 were made with cash on hand and the Company's equipment lease line. The Company has a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. Said monies will be paid back over the life of the equipment. During the three months ended March 31, 2012, $523,000 was drawn down to acquire production equipment for Micron and will be repaid over 5 years.
The Company has an unsecured demand line of credit with a large multinational bank with a credit limit of $3 million.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  No funds have been drawn down on this line during the quarter ended March 31, 2012, but subsequent to the end of the period $500,000 was drawn. Under this credit line, the Company has for the benefit of its subsidiary RMDDx secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island.
During the three months ended March 31, 2012, the Board of Directors declared and paid a quarterly cash dividend of $0.03 per share for a total of $84,119. In the comparable period ended March 31, 2011, the Board of Directors declared and paid a semi-annual cash dividend of $0.06 per share for a total of $168,236.
The Company has funded working capital and capital expenditures from operations and, subsequent to quarter end, from borrowings under the line of credit. Management believes that in the event the Company needs to fund working capital, and or future capital expenditures, financing alternatives are available.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
WirelessDx recognizes service revenues derived from event and mobile cardiac telemetry services, a significant portion of which is from third party commercial payers and governmental entities. It also receives reimbursement directly from patients through co-insurance, deductibles and self-pay arrangements. Gross revenue is adjusted for contractual adjustments and bad debt to an estimated net realizable value, based on historical information. Revenue is earned when service is completed.
Accounts Receivable
Based on management’s on-going analysis of accounts receivable balances, as to any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts.  Bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.

Stock-Based Compensation
     The Company accounts for share based compensation under ASC 718, “Stock Compensation” (“ASC 718”). ASC 718 requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award.  This share-based compensation expense must be included in the Company’s results of operations over the requisite service period.
The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, and estimates on the expected time period that employees will retain their vested options prior to exercising them.  The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statements of comprehensive income (loss).
Inventory
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
At December 31, 2011, the market price of the Company's stock was trading lower than its book value for a prolonged period. The Company was required to acknowledge this as a possible triggering event and that an impairment may exist. In addition, the Company had reorganized its reporting unit structure to combine the three reporting units (Micron Products, New England Molders, and Leominster Tool) with goodwill into one reporting unit. The combined reporting unit better reflects the synergies between these components and aligns the segment with how management reviews and operates the business. An analysis of goodwill of the three reporting units prior to combining was performed to determine fair value using income and market approaches. The income approach is based on a discounted cash methodology that includes assumptions of, among other things, forecast income, cash flow, growth rates, and long-term discount rates, all of which require significant judgment. The market approach utilitizes the Company's market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Management determined an impairment was required for the Leominster Tool portion of the goodwill equal to $85,239. The Company changed the goodwill annual test date from March 31 to December 31 aligning the test with the year end audit. This change will provide more time for the Company to complete its assessment prior to its reporting deadline. As required, the Company's independent registered public accounting firm issued a preferability letter on the matter.

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
Foreign operations
During 2011, it was determined that WirelessDx foreign operations functional currency is U.S. Dollars. Assets and liabilities are maintained in U.S. dollars. Gains and losses resulting from transactions which are denominated in other than the functional currency are reported as other income or loss in the statements of comprehensive income (loss) in the period the gain or loss is occurred.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, determined that we had a material weakness in the internal control over financial reporting as of December 31, 2011. As a result of this determination, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. At December 31, 2011, we identified the following matter that rose to a level of material weakness: Our management concluded that the controls surrounding the completeness and accuracy of our accounting for income taxes were ineffective. Specifically, certain errors in the computations in preparation of the tax provision reconciliation were not detected in the related quarterly review and approval process.
In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on our analysis and assessment of this material weakness, we began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Given that such remediation actions were not in place before March 31, 2012, management believes that it is premature at this time to declare that the material weakness has been fully remediated. Management will continue to closely monitor its internal controls over financial reporting during the three months ending June 30, 2012, and will further assess progress on remediation at that time.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts of Material Weakness in Internal Control over Financial Reporting
In an effort to remediate the material weakness described above, we have made significant progress in understanding and creating a remediation plan to address the material weakness surrounding the accounting for income taxes. With the help of external advisors the remediation actions undertaken include additional monitoring and oversight controls over the income tax accounting process and improvements in the control documentation for income taxes to ensure conformity with U.S. generally accepted accounting principles through the increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets.

PART II - OTHER INFORMATION

Item 6.  Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock. (a)
4.6*	2001 Stock Option Plan(c)
4.10*	2010 Equity Incentive Plan(d)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006. (e)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007. (f)
10.45	Lease agreement between RMDDxUSA and Brandywine Realty Trust dated December 16, 2011. (g)
10.46*	Amendment 1 to the employment agreement between James E. Rouse and the Company dated September 30th, 2011. (h)
10.47*	Amendment 1 to the employment agreement between David A. Garrison and the Company dated September 30th, 2011. (h)
18.01	Preferability letter from Independent Registered Accounting firm.(i)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.

(f)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

(g)	Incorporated by reference from the Company's Form 10-K for period ended December 31, 2010 as filed with the Commission in March of 2011.

(h)	Incorporated by reference from the Company's Form 10-Q for period ended March 31, 2011 as filed with the Commission in May of 2011.

(i)	Incorporated by reference from the Company's Form 10-K for period ended December 31, 2011 as filed with the Commission in April of 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 17, 2012	By: /s/ James E. Rouse
James E. Rouse
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock. (a)
4.6*	2001 Stock Option Plan(c)
4.10*	2010 Equity Incentive Plan(d)
10.43*	Employment agreement between James E. Rouse and the Company dated December 26th, 2006. (e)
10.44*	Employment agreement between David A. Garrison and the Company dated January 1st, 2007. (f)
10.45	Lease agreement between RMDDxUSA and Brandywine Realty Trust dated December 16, 2011. (g)
10.46*	Amendment 1 to the employment agreement between James E. Rouse and the Company dated September 30th, 2011. (h)
10.47*	Amendment 1 to the employment agreement between David A. Garrison and the Company dated September 30th, 2011. (h)
18.01	Preferability letter from Independent Registered Accounting firm.(i)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates a management contract or compensatory plan required to be filed as an exhibit.
† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.

(f)	Incorporated by reference from the Company’s Form 10-KSB for period ended December 31, 2006 as filed with the Commission in March of 2007.

(g)	Incorporated by reference from the Company's Form 10-K for period ended December 31, 2010 as filed with the Commission in March of 2011.

(h)	Incorporated by reference from the Company's Form 10-Q for period ended March 31, 2011 as filed with the Commission in May of 2011.

(i)	Incorporated by reference from the Company's Form 10-K for period ended December 31, 2011 as filed with the Commission in April of 2012.