Form 10-Q
period 2012-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2012-08-14
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012 or

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

As of August 10, 2012 there were 2,790,514 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
Current assets:	(Unaudited)	(Audited)
Cash	$353,416	$1,358,223
Trade and other accounts receivable, net of allowance for doubtful accounts of $109,496 and $58,496, respectively	2,806,265	3,501,744
Inventories, net	3,568,002	3,269,482
Deferred income taxes	64,100	23,700
Prepaid tax	193,595	188,640
Deposits, prepaid expenses and other current assets	1,348,816	668,482
Total current assets	8,334,194	9,010,271

Property and equipment, net of accumulated depreciation of $10,874,978 and $10,393,590, respectively	9,014,814	8,587,669
Goodwill	1,479,727	1,479,727
Other intangible assets, net	238,545	149,763
Long term deferred tax asset, net	297,000	—
Total assets	$19,364,280	$19,227,430

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,589,149	$2,327,114
Current portion of equipment note	261,950	—
Demand line of credit	500,000	—
Accrued payroll and expenses and customer deposits	458,810	564,479
Total current liabilities	3,809,909	2,891,593
Long term liabilities:
Long term deferred tax liability, net	—	470,000
Long term portion of equipment note	1,126,020	—
Long term portion of deferred gain on lease	11,167	13,401
Total long term liabilities	1,137,187	483,401
Total liabilities	4,947,096	3,374,994

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,826,840	10,762,338
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	42,502	42,502
Retained earnings	6,608,419	8,108,173
Total shareholders’ equity	14,417,184	15,852,436
Total liabilities and shareholders’ equity	$19,364,280	$19,227,430

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$4,976,985	$6,018,329	$11,282,167	$12,201,394
Cost of sales	4,702,364	4,994,063	9,897,121	9,798,842
Gross profit	274,621	1,024,266	1,385,046	2,402,552
Selling and marketing	689,968	413,517	1,319,933	773,530
General and administrative	1,033,901	920,473	2,009,281	1,798,843
Research and development	131,823	106,656	268,564	187,864
Loss from operations	(1,581,071)	(416,380)	(2,212,732)	(357,685)
Other income (expense), net	(7,178)	5,351	(14,803)	(5,211)
Loss before income taxes	(1,588,249)	(411,029)	(2,227,535)	(362,896)
Income tax benefit	(548,000)	(156,485)	(811,900)	(135,485)
Net loss	$(1,040,249)	$(254,544)	$(1,415,635)	$(227,411)
Net loss per share – basic	$(0.37)	$(0.09)	$(0.51)	$(0.08)
Weighted average common shares Outstanding – basic	2,790,514	2,790,514	2,790,514	2,790,514

Other comprehensive income (loss)
Foreign currency translation adjustments	—	(1,829)	—	23,690
Other comprehensive income (loss)	—	(1,829)	—	23,690
Comprehensive loss	$(1,040,249)	$(256,373)	$(1,415,635)	$(203,721)

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings
	Shares	Amount					Total
December 31, 2011	3,926,491	$39,265	$10,762,338	$(3,099,842)	$42,502	$8,108,173	$15,852,436
Share based compensation			64,502				64,502
Cash dividends						(84,119)	(84,119)
Net loss						(1,415,635)	(1,415,635)

June 30, 2012	3,926,491	$39,265	$10,826,840	$(3,099,842)	$42,502	$6,608,419	$14,417,184

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,415,635)	$(227,411)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of the gain on lease	(2,234)	(2,234)
Depreciation and amortization	959,668	766,032
Provision for doubtful accounts	51,000	(54,678)
Deferred tax expense	(807,400)	(253,035)
Share based compensation	64,502	61,864
Changes in operating assets and liabilities:
Trade and other accounts receivable	644,479	(44,906)
Inventories	(298,520)	565,658
Deposits, prepaid expenses and other assets	(685,290)	637,890
Accounts payable and accrued expenses	156,368	(924,525)
Net cash (used in) provided by operating activities	(1,333,062)	524,655

Cash flows from investing activities:
Capital expenditures	(1,302,794)	(780,982)
Proceeds received from sale of fixed asset	303,885	—
Net cash used in investing activities	(998,909)	(780,982)

Cash flows from financing activities:
Proceeds from line of credit	500,000	—
Proceeds from equipment note	935,232	—
Principle payments on equipment note	(23,949)	—
Cash dividend paid	(84,119)	(168,236)
Net cash provided by (used in) financing activities	1,327,164	(168,236)

Effect of currency translation on cash and cash equivalents	—	23,690
Net decrease in cash and cash equivalents	(1,004,807)	(400,873)

Cash at beginning of period	1,358,223	3,962,454
Cash at end of period	$353,416	$3,561,581

Supplemental Cash Disclosures
Acquisition of fixed assets with an equipment note	$476,686	$—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 25, 2012.

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
Principles of Consolidation
The consolidated financial statements include the accounts of ART, WirelessDx and Micron.  All intercompany balances and transactions have been eliminated in consolidation.

2. Accounts Receivable
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believes the allowance for doubtful accounts as of June 30, 2012 is adequate.

3. Inventories:

Inventories consist of the following as of:	June 30, 2012	December 31, 2011
Raw materials	$851,996	$647,906
Work-in-process	727,355	395,176
Finished goods	1,988,651	2,226,400
Total	$3,568,002	$3,269,482

The value of silver in inventory at June 30, 2012 and December 31, 2011 as a part of finished goods as plated sensors, work in process, or raw materials was $777,572 and $886,002, respectively. Inventories are stated at their net realizable value.

4. Debt:
At June 30, 2012, the Company has an unsecured demand line of credit for $3,000,000 that provides for borrowings up to 80% of eligible accounts receivable plus 50% of finished goods inventories up to a $700,000 maximum at an interest rate of 2% over LIBOR.  The interest rate at June 30, 2012 was 2.33%. This facility has no borrowing base charge.  On March 16, 2011, ART obtained a $1,000,000 letter of credit against the line of credit in favor of the Bank of Nova Scotia, replacing the Province of Prince Edward Island's performance guarantee obtained in conjunction with the acquisition of WirelessDx in 2010. During the quarter ended June 30, 2012, an aggregate of $500,000 was drawn on this line and remains outstanding at June 30, 2012. The demand line of credit was renewed in April 2012 and expires in April 2013.
 The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

The Company has a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. Said monies will be paid back over the life of the equipment. During the six months ended June 30, 2012, a total of $523,269 was drawn down to acquire production equipment for Micron and $888,649 for WirelessDx's patient monitoring devices. The principal will be paid over 5 years.

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
As of December 31, 2011, the Company had recorded a valuation allowance against the Canadian portion of its deferred tax assets, consisting of a net operating loss carryforward.  Based on the Company's pre-tax losses for the years since the acquisition of WirelessDx, management determined that realization of the assets cannot be considered more likely than not at this time.  As of June 30, 2012, management assessed the valuation allowance and determined a full valuation allowance was still necessary. If and when management determines the valuation allowance should be reversed, the adjustment would result in a tax benefit in the consolidated statements of comprehensive income (loss).  As of June 30, 2012, the Company has federal and state net operating loss carryforwards totaling $817,000 and $246,000, respectively, that begin to expire in 2031. As of June 30, 2012, the Company has a foreign net operating loss carryforward totaling $1,096,000 that begins to expire 2030.
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
The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  The periods from 2008 to 2011 remain open to examination by the IRS, state, and foreign jurisdictions.  The Company believes it is not subject to any significant tax risks related to uncertain tax positions.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2012 and 2011.

6. Share-Based Compensation:
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
The Company recognized share-based compensation expense of $26,982 and $24,629 for the three months ended June 30, 2012 and 2011, and $64,502 and $61,864 for the six months ended June 30, 2012 and 2011, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, and the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the six months ended June 30, 2012 and 2011.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Two grants totaling 160,000 options to 9 persons, including directors and management, were made during the six months ended June 30, 2011.  There were no grants for the six months ended June 30, 2012.

The following is a weighted average of the assumptions used to estimate the fair market value of options granted using the Black Scholes valuation method:

Six months ended June 30, 2011
Dividend Yield	2.1%
Expected Volatility	31.24%
Risk Free Interest Rate	0.98%
Expected Option Terms (in years)	5
Share-based Incentive Plan
At June 30, 2012, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan was approved by stockholders at the 2010 Annual Meeting. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At June 30, 2012, there were 340,000 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions for the quarter ended June 30, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2011	409,000	$6.78	5.40 years	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited/expired	—	—		—
Outstanding at June 30, 2012	409,000	$6.78	4.93 years	$—
Exercisable at June 30, 2012	177,000	$7.51	3.23 years	$—

During the six months ended June 30, 2012 and 2011, no options were exercised.  At June 30, 2012 and 2011, the intrinsic value of the exercisable options is $0 and $48,320, respectively.
The following table sets forth the status of the Company’s non-vested options for the six months ended June 30, 2012:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2011	299,800	$1.38
Granted	—	—
Vested	(67,800)	1.80
Forfeited	—	—
Non-vested at June 30, 2012	232,000	$1.26

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2012:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	3.51	30,200	$0.96
4.76	60,000	2.96	20,000	1.77
5.73	90,000	8.93	18,000	1.42
7.15	93,500	1.51	74,800	2.74
9.86	70,000	8.88	14,000	0.65
12.42	10,000	0.10	10,000	5.38
23.10	10,000	0.68	10,000	10.77
	409,000		177,000

At June 30, 2012, there was $191,482 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.52 years.

7. Earnings (loss) per share:
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. At June 30, 2012 and 2011, 409,000 and 399,000 stock options, respectively, were antidilutive and were not included in the calculation of earnings or loss per share.
8. Medical Services Revenue:
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
Gross service revenue in the three months ended June 30, 2012 was $213,688. The revenue was adjusted by $61,911 to account for expected contractual adjustments and uncollectibles. The net service revenue for the three months ended June 30, 2012 was $151,777 as compared to $15,172 in the same period of 2011.
Gross service revenue in the six months ended June 30, 2012 was $335,549. The revenue was adjusted by $94,731 to account for expected contractual adjustments and uncollectibles. The net service revenue for the six months ended June 30, 2012 was $240,818 as compared to $28,749 in the same period of 2011.

9. Subsequent Events
At a special meeting of the Board of Directors ("Board") held on July 13, 2012, the Board authorized the Company's management to consider strategic alternatives on the most favorable terms it can obtain, for all or some portion of the assets of the WirelessDx subsidiaries. This plan triggered the subsidiaries to be classified by GAAP as assets held for sale under the discontinued operations rules beginning in the third quarter of 2012. The assets and liabilities of the discontinued operations are presented in the unaudited June 30, 2012 condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

Current assets	461,000
Fixed assets, net	1,431,000
Deferred tax assets	749,000
Total assets	2,641,000

Current liabilities	578,000
Long term liabilities	725,000
Total liabilities	1,303,000
The unaudited assets and liabilities above do not include a $1,000,000 performance letter of credit and operational leases with future obligations in excess of $600,000.
10. Recent Pronouncements
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
Accounting Standards Update (ASU) 2011-08, "Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("Update 2011-08"). Update 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, before performing the more detailed qualitative two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for the Company is the first quarter of 2012. Management does not believe the adoption of this update did not have a material impact on the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation: our ability to maintain our current pricing model and/or decrease our cost of sales; our ability to increase sales of higher margin products and services; variations in the mix of products and services sold; variability of customer delivery requirements; ability to license our software, provide timely customization and updates; ability to maximize the WirelessDx assets; a stable interest rate market and/or a stable currency rate environment in the world, and specifically the countries where we are doing business; continued availability of supplies or materials used in manufacturing at competitive prices; volatility in commodity and energy prices; the Company's ability to offset higher costs with price increases; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; entrance of competitive products and services in the Company's markets; the ability of management to execute plans and motivate personnel in the execution of those plans; no adverse publicity related to the Company and/or its products; adverse claims relating to the Company's intellectual property; adoption of new, or changes in, accounting principles; passage of new, or changes in, regulations; legal proceedings; ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock; the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of  2002; the Company's ability to efficiently integrate acquisitions and other new lines of business that the Company may enter in the future, if any; and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  RMDDxUSA Corp., together with its subsidiary RMDDx Corporation (such subsidiaries collectively, "WirelessDx"), a wholly owned subsidiary of ART, provides medical software and services, respectively, to the medical industry. Based on management's review of the WirelessDx operations and its prospects for contribution to the Company's overall business strategy and results, the board has decided that the Company should consider strategic alternatives, including a sale of all or a portion of the assets of its WirelessDx subsidiaries as discussed in Note 9. Up to this point in time WirelessDx has not added significant revenue to the Company's financial results. Management continues to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.

Results of Operations

Revenues
The Company's consolidated net sales for the three months ended June 30, 2012 were $4,976,985, a decrease of $1,041,344 or 17%, when compared to the total net sales of $6,018,329 in the three months ended June 30, 2011 as discussed by segment below.
Micron sales for the three months ended June 30, 2012 were $4,813,569, a decrease of $1,189,588 or 19.8%, when compared to sales of $6,003,157 in the same period in 2011. While Micron's sensor volume was 3% higher over the same period last year, silver surcharge billed was significantly lower than the same period in 2011. The custom manufacturing division saw decreases in defense industry work that was not fully offset by new programs in medical molding and machining and automotive molding and packaging.
WirelessDx net sales were $151,776 for the three months ended June 30, 2012 compared to the net sales of $15,172 in the same period in 2011. The medical monitoring segment continued its expansion efforts in multiple markets during the quarter.
ART's net sales were $11,640 for the three months ended June 30, 2012 compared to the net sales of $0 in the same period in 2011. A customer reimbursed improvement to ART's proprietary SAECG software, PREDICTOR®, generated sales with ART's OEM customer in the Japanese market.
The Company's consolidated net sales for the six months ended June 30, 2012 were $11,282,167, a decrease of $919,227 or 7.5%, when compared to the total net sales of $12,201,394 in the six months ended June 30, 2011 as discussed by segment below.
Micron sales for the six months ended June 30, 2012 were $11,029,709, a decrease of $1,142,936 or 9.4%, when compared to sales of $12,172,645 in the same period in 2011. Although Micron's sensor volume was 13% higher in the comparable periods the silver surcharge billed was significantly lower as the price of silver decreased during the period. The decreases in the MIT division’s custom manufacturing in the defense industry was not completely offset by increases in medical molding and engineered tooling revenue associated with new programs.
WirelessDx net sales were $240,818 for the six months ended June 30, 2012 compared to the net sales of $28,749 in the same period in 2011. The medical monitoring segment continued its expansion efforts including contracts with the Veterans Administration and other providers. The subsidiary was issued a provider number as an IDTF during 2011.
ART's net sales were $11,640 for the six months ended June 30, 2012 compared to the net sales of $0 in the same period in 2011. A customer reimbursed improvement to ART's proprietary SAECG software, PREDICTOR®, generated sales with ART's OEM customer in the Japanese market. This update to PREDICTOR is expected to yield revenues from license sales later in the year.
Revenue from domestic and foreign sales for the three and six month periods is as follows:

	Three months ended June 30,				Six months ended June 30,
	2012	%	2011	%	2012	%	2011	%
United States	$2,025,938	41	$2,256,889	37	$4,622,904	41	$4,923,184	40
Canada	1,644,973	33	2,453,400	41	3,445,182	31	4,357,289	36
Europe	340,570	7	517,162	9	1,040,044	9	1,160,422	10
Pacific Rim	397,623	8	332,682	5	984,748	8	842,654	7
Other	567,881	11	458,196	8	1,189,289	11	917,845	7
Total	$4,976,985	100%	$6,018,329	100%	$11,282,167	100%	$12,201,394	100%

The decrease of sales in Canada is due to decreased silver surcharge billed, while European sensor revenue decreased during the quarter. The decrease of sales in United States is related to a reduction in defense industry products.

Cost of sales
The Company's consolidated cost of sales was $4,702,364 (94% of net sales) in the three months ended June 30, 2012 compared to $4,994,063 (83% of net sales) in the three months ended June 30, 2011, a decrease of $291,699 or 5.8% as discussed by segment below.
Micron cost of sales was $4,187,750 (87.0% of segment sales) in the three months ended June 30, 2012 compared to $4,827,807 (80.4% of segment sales) in the same period in 2011, a decrease of $640,057 or 13.3%. The cost of silver has generally been passed on to our customers in the form of a surcharge.  The surcharge protects Micron from decreasing gross profits from an increase in the cost of silver. This surcharge does not completely insulate Micron's inventory on hand from any dramatic change in value of silver.  Management routinely reviews its products and programs, including those in development, for contribution and value to our overall business strategy and results.  Programs with unacceptable margins will be phased out or discontinued, so that Micron’s resources will be used to develop those of more strategic value.
WirelessDx cost of sales was $514,614 in the three months ended June 30, 2012 compared to $166,256 in the same period in 2011 an increase of $348,358. The large increase includes the cost of fully staffed monitoring and patient call centers. See Note 9.
ART cost of sales was $0 in the three months ended June 30, 2012 and the same period in 2011. The sales in this period was for products completed by research and development.
The Company's consolidated cost of sales was $9,897,121 (87.7% of net sales) in the six months ended June 30, 2012 compared to $9,798,842 (80.3% of net sales) in the six months ended June 30, 2011 an increase of $98,279 or 1.0% as discussed by segment below. The increase in the consolidated cost of sales is mainly due to the WirelessDx segment.
Micron cost of sales was $8,993,855 (81.5% of segment sales) in the six months ended June 30, 2012 compared to $9,559,886 (78.5% of segment sales) in the same period in 2011 a decrease of $566,031 or 5.9%. The cost of silver has generally been passed on to our customers in the form of a surcharge.  The surcharge protects Micron from decreasing gross profits from an increase in the cost of silver.  This surcharge does not completely insulate Micron's inventory on hand from any dramatic change in value of silver.  Management routinely reviews its products and programs, including those in development, for contribution and value to our overall business strategy and results.  Programs with unacceptable margins will be phased out or discontinued, so that Micron’s resources will be used to develop those of more strategic value.
WirelessDx cost of sales was $903,266 in the six months ended June 30, 2012 compared to $237,136 in the same period in 2011 an increase of $666,130. See Note 9.
ART cost of sales was $0 in the six months ended June 30, 2012 and $1,820 in the same period in 2011.
Selling and marketing expenses
The Company's consolidated selling and marketing expense increased to $689,968 (14% of net sales) in the three months ended June 30, 2012 from $413,517 (7% of net sales) in the same period in 2011, an increase of $276,451, or 67% as discussed by segment below.
Micron's selling and marketing expense increased to $215,065 (4.5% of segment sales) in the three months ended June 30, 2012 from $194,264 (3.2% of segment sales) in the same period in 2011, an increase of $20,801. While Micron's selling expense remained stable, it is expected to continue to increase in 2012 due to higher sales commissions as new programs begin. The increase in selling expense is not expected to increase as a percentage of sales.
WirelessDx's selling and marketing expense increased to $422,463 in the three months ended June 30, 2012 from $169,504 in the same period in 2011, an increase of $252,959, or 149%. In 2012, the sales force expansion was completed and included a full period of salaries for the staff during the second quarter of 2012. See Note 9.
ART's selling and marketing expense increased to $52,440 in the three months ended June 30, 2012 from $49,749 in in the same period in 2011, an increase of $2,691, or 5.4%. In 2012, expenses incurred were related to business development efforts, including travel and trade show expenses.
The Company's consolidated selling and marketing expense increased to $1,319,933 (12% of net sales) in the six months ended June 30, 2012 from $773,530 (6% of net sales) in the same period in 2011, an increase of $546,403, or 70.6% as discussed by segment below.
Micron's selling and marketing expense increased to $404,198 (3.7% of segment sales) in the six months ended June 30, 2012 from $402,975 (3.3% of segment sales) in the same period in 2011, an increase of $1,223. Micron's selling expense remained stable, but is expected to increase in 2012 due to higher sales commissions as new programs begin. The increase in selling expense is not expected to significantly increase as a percentage of sales.

WirelessDx's selling and marketing expense increased to $813,838 in the six months ended June 30, 2012 from $276,025 in the same period in 2011, an increase of $537,813, or 267%. In 2012, the sales force expansion was completed. Also contributing to the increase in expense during the period was the cost of travel as the segment's growth included additional geographic markets. See Note 9.
ART's selling and marketing expense increased to $101,897 in the six months ended June 30, 2012 from $94,530 in the same period in 2011, an increase of $7,367, or 7.8%. In 2012, expenses incurred were related to business development efforts for SAECG, including travel and trade show expenses.
General and administrative expenses
The Company's consolidated general and administrative expense was $1,033,901 (20.8% of net sales) in the three months ended June 30, 2012 as compared to $920,473 (15.3% of net sales) in the same period in 2011, an increase of $113,428 or 12.3% as discussed by segment below.
Micron's general and administrative expense decreased to $181,899 (3.8% of net sales) in the three months ended June 30, 2012 from 206,985 (3.4% of net sales) in the same period in 2011, a decrease of $25,086.
WirelessDx's general and administrative expense increased to $305,986 (6.1% of net sales) in the three months ended June 30, 2012 from $228,278 (3.8% of net sales) in the same period in 2011, an increase of $77,708. The expense for the segment includes executive salaries, back office support, and travel expenses.
ART's general and administrative expense was $79,326 (1.6% of net sales) in the three months ended June 30, 2012 as compared to $103,567 (1.7% of net sales) in the same period in 2011, a decrease of $24,241. This includes costs of the legal work on existing patents, travel expense associated with ART products and other costs to maintain the software library.
The Corporate segment increased to $466,690 (9.4% of net sales) in the three months ended June 30, 2012 from $381,643 (6.3% of net sales) in the same period in 2011, an increase of $85,047. A large portion of this increase was the cost associated with the increased compliance requirements with the year end and first quarter SEC filings. Other corporate and travel expenses also increased when compared to the comparable period.
The Company's consolidated general and administrative expense was $2,009,281 (17.8% of net sales) in the six months ended June 30, 2012 as compared to $1,798,843 (14.7% of net sales) in the same period in 2011, an increase of $210,438 or 11.7% as discussed by segment below.
Micron's general and administrative expense decreased to $396,359 (3.5% of net sales) in the six months ended June 30, 2012 from $424,951 (3.5% of net sales) in the same period in 2011, a decrease of $28,592.
WirelessDx's general and administrative expense increased to $588,707 (5.2% of net sales) in the six months ended June 30, 2012 from $461,583 (3.8% of net sales) in the same period in 2011, an increase of $127,124. The expense for the segment includes executive salaries, back office support, and travel expenses.
ART's general and administrative expense was $159,337 (1.4% of net sales) in the six months ended June 30, 2012 as compared to $178,809 (1.5% of net sales) in the same period in 2011, a decrease of $19,472. This includes costs of the legal work on existing patents, travel expense associated with ART products and other costs to maintain the software library.
The Corporate segment increased to $864,878 (7.7% of net sales) in the six months ended June 30, 2012 from $733,500 (6.0% of net sales) in the same period in 2011, an increase of $131,378. A large portion of this increase was the cost associated with the increased compliance requirements with the year end and first quarter SEC filings. This cost is expected to continue, with the increased complexity of additional tax jurisdictions and increased legal and audit related expenses.
Research and development expenses
The Company's consolidated research and development costs increased to $131,823 (2.6% of net sales) in the three months ended June 30, 2012 from $106,656 (1.8% of net sales) in the same period in 2011, an increase of $25,167, or 23.6% as discussed by segment below.
Micron's research and development costs decreased to $25,536 (0.5% of net sales) in the three months ended June 30, 2012 from $46,408 (0.8% of net sales) in the same period in 2011, a decrease of $20,872, or 45.0%. The expense is related to process improvements on the Micron sensors and snap product lines as well as new processes and capabilities within MIT.
WirelessDx's research and development costs were $0 in the three months ended June 30, 2012 and in the same period in 2011.
ART's research and development expenses increased to $106,287 (2.1% of net sales) in the three months ended June 30, 2012 from $60,248 (1.0% of net sales) in the same period in 2011.  Research and development expense in 2012 included the addition of a full-time employee, development work related to device accessories to be manufactured by Micron and used by WirelessDx, and additional technical consulting for PREDICTOR. The 2011 expenses included the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG software and evaluation of other devices for software development.

The Company's consolidated research and development costs increased to $268,564 (2.4% of net sales) in the six months ended June 30, 2012 from $187,864 (1.5% of net sales) in the same period in 2011, an increase of $80,700, or 43.0% as discussed by segment below.
Micron's research and development costs decreased to $62,424 (0.6% of net sales) in the six months ended June 30, 2012 from $96,260 (0.8% of net sales) in the same period in 2011, a decrease of $33,836, or 35.2%. The expense is related to process improvements on the Micron sensors and snap product lines as well as new processes and capabilities within MIT.
WirelessDx's research and development costs increased to $3,332 (0.0% of net sales) in the six months ended June 30, 2012 from $0 in the same period in 2011, and increase of $3,332. This expense is related to the documentation required for FDA clearance of devices.
ART's research and development expenses increased to $202,808 (1.4% of net sales) in the six months ended June 30, 2012 from $91,604 (1.5% of net sales) in the same period in 2011.  Research and development expense in 2012 included the addition of a full-time employee, development work related to device accessories to be manufactured by Micron and used by WirelessDx, and additional technical consulting for PREDICTOR. The 2011 expenses included the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG software and evaluation of other devices for software development.
Income tax benefit as a percentage of loss before income taxes was 35% for the three months ended June 30, 2012 as compared to an income tax benefit of 38% for the same period in 2011.  For the six months ended June 30, 2012, the effective rate of income tax benefit was 36% compared to an income tax benefit of 37% for the same period in 2011.  The benefit rate is based on estimated utilization of operating losses in the near term. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources

Working capital was $4,524,285 at June 30, 2012 compared to $6,118,678 at December 31, 2011, a decrease of $1,594,393.  Capital investment may decrease working capital with any significant investment resulting from future acquisition of capital assets or businesses, significant expansion of production capacity, or further software and product development.

Net capital expenditures were $1,302,794 for the first six months of 2012 as compared to $780,982 for the same period in 2011.  The largest portion of the capital expenditures in the first six months of 2012 resulted from increased investment in medical devices used by the WirelessDx medical services business with the remainder being deployed for the routine replacement of production equipment and tooling on the Micron sensor product line.  Capital expenditures for the six months ended June 30, 2012 were made with cash on hand or the use of a equipment note.

The Company has an unsecured credit line with a large multinational bank which the Company increased from $2 million to $3 million during the six months ended June 30, 2012.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories.  This facility has no borrowing base charge.  The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  During the quarter ended June 30, 2012, $500,000 was drawn on this line. Under this credit line, the Company has for the benefit of its subsidiary RMDDx secured a $1,000,000 letter of credit to replace the guarantee by the Province of Prince Edward Island.

During the six months ended June 30, 2012, the Board of Directors declared and paid a cash dividend of $0.03 per share for a total of $84,119. In the comparable period ended June 30, 2011, the Board of Directors declared and paid a cash dividend of $0.06 per share for a total of $168,236.

The Company has funded working capital and capital expenditures from operations, and borrowings under the line of credit and a capital equipment lease line. Management believes that as the Company needs to fund working capital, and or future capital expenditures, financing alternatives are available.

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
WirelessDx recognizes service revenues derived from event and mobile cardiac telemetry services, a significant portion of which is from third party commercial payers and governmental entities. It also receives reimbursement directly from patients through co-insurance, deductibles and self-pay arrangements. Gross revenue is adjusted for contractual adjustments and uncollectibles to an estimated net realizable value, based on historical information. Revenue is earned when service is completed.
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
Based on our analysis and assessment of this material weakness, we began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Given that such remediation actions were not fully implemented before June 30, 2012, management believes that it is premature at this time to declare that the material weakness has been fully remediated. Management will continue to closely monitor its internal controls over financial reporting during the three months ending September 30, 2012, and will further assess progress on remediation at that time.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
August 14, 2012	By: /s/ James E. Rouse
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