Form 10-Q
period 2012-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2012-11-23
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012 or

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

As of November 10, 2012 there were 2,790,514 shares of the Company’s common stock outstanding.
Explanatory Note: The registrant is filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”) in reliance upon the Securities and Exchange Commission's Release No. 68224 issued on November 14, 2012.   Analysis of the Company's discontinued operations and goodwill, to be conducted in conjunction with a valuation firm based in New York City, was delayed as a result of Hurricane Sandy and its aftermath causing delay in the timely completion of certain reviews and analysis with respect to the financial statements and related disclosures to be included in the Form 10-Q.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2012

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

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Current assets:	(Unaudited)	(Audited)
Cash	$278,377	$1,358,223
Trade and other accounts receivable, net of allowance for doubtful accounts of $103,496 and $58,496, respectively	3,221,221	3,460,369
Inventories, net	3,220,480	3,267,482
Deferred income taxes	—	23,700
Prepaid tax	193,596	188,640
Deposits, prepaid expenses and other current assets	745,531	495,889
Current assets from discontinued operations	303,485	215,968
Total current assets	7,962,690	9,010,271

Property and equipment, net of accumulated depreciation of $10,737,157 and $10,168,679, respectively	7,322,589	7,641,309
Goodwill	—	1,479,727
Other intangible assets, net	193,211	149,763
Long-term deferred tax asset, net	1,862,600	—
Non-current assets from discontinued operations	291,403	946,361
Total assets	$17,632,493	$19,227,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,534,110	$2,128,447
Accrued payroll and expenses and customer deposits	393,631	513,131
Current portion of equipment note	264,484	—
Demand line of credit	800,000	—
Performance guarantee liability	1,000,000	—
Current liabilities from discontinued operations	603,067	250,016
Total current liabilities	5,595,292	2,891,594
Long-term liabilities:
Long-term portion of deferred gain on lease	10,051	13,401
Long-term deferred tax liability, net	—	470,000
Long-term portion of equipment note	1,058,941	—
Total long-term liabilities	1,068,992	483,401
Total liabilities	6,664,284	3,374,995

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,790,514 outstanding	39,265	39,265
Additional paid-in-capital	10,846,988	10,762,338
Common stock held in treasury, 1,135,977 shares at cost	(3,099,842)	(3,099,842)
Accumulated other comprehensive income from foreign currency translation	42,502	42,502
Retained earnings	3,139,296	8,108,173
Total shareholders’ equity	10,968,209	15,852,436
Total liabilities and shareholders’ equity	$17,632,493	$19,227,431

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$4,839,812	$6,756,850	$15,881,161	$18,929,495
Cost of sales	4,112,599	5,266,184	13,106,456	14,827,889
Gross profit	727,213	1,490,666	2,774,705	4,101,606
Selling and marketing	186,178	196,768	692,272	694,273
General and administrative	720,515	657,021	2,141,089	1,994,282
Research and development	115,034	99,173	380,266	287,037
Goodwill impairment	1,479,727	—	1,479,727	—
Income (loss) from operations	(1,774,241)	537,704	(1,918,649)	1,126,014
Other income (expense), net	(8,328)	2,749	(23,131)	12,220
Income (loss) from continuing operations before income taxes	(1,782,569)	540,453	(1,941,780)	1,138,234
Income tax provision (benefit)	(309,500)	—	(580,400)	103,000
Income (loss) from continuing operations	(1,473,069)	540,453	(1,361,380)	1,035,234
Discontinued Operations
Loss from discontinued operations, net of taxes	(1,083,744)	(614,466)	(2,611,067)	(1,336,658)
Loss on sale of assets of discontinued operations including impairment charge of $1,282,787, net of taxes (see note 9)	(912,311)	—	(912,311)	—
Loss from discontinued operations, net of taxes	(1,996,055)	(614,466)	(3,523,378)	(1,336,658)
Net loss	$(3,469,124)	$(74,013)	$(4,884,758)	$(301,424)

Other comprehensive income (loss)
Foreign currency translation adjustments	—	(1,829)	—	23,690
Other comprehensive income (loss)	—	(1,829)	—	23,690
Comprehensive loss	$(3,469,124)	$(75,842)	$(4,884,758)	$(277,734)
Earnings or (loss) per share - basic and diluted
Continuing operations	(0.53)	0.19	(0.49)	0.37
Discontinued operations	(0.71)	(0.22)	(1.26)	(0.48)
Loss per share - basic and diluted	(1.24)	(0.03)	(1.75)	(0.11)

Weighted average common shares outstanding - basic and diluted	2,790,514	2,790,514	2,790,514	2,790,514

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings
	Shares	Amount					Total
December 31, 2011	3,926,491	$39,265	$10,762,338	$(3,099,842)	$42,502	$8,108,173	$15,852,436
Share based compensation			84,650				84,650
Cash dividends						(84,119)	(84,119)
Net loss						(4,884,758)	(4,884,758)

September 30, 2012	3,926,491	$39,265	$10,846,988	$(3,099,842)	$42,502	$3,139,296	$10,968,209

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,884,758)	$(301,424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations including loss on sale of assets net of taxes	3,523,378	1,336,658
Amortization of the gain on lease	(3,350)	(3,350)
Goodwill impairment	1,479,727	—
Depreciation and amortization	1,074,764	1,047,670
Provision for doubtful accounts	45,000	(40,480)
Deferred income taxes	(575,900)	29,500
Share based compensation	84,650	85,385
Changes in operating assets and liabilities:
Trade and other accounts receivable	194,148	(895,274)
Inventories	47,002	340,553
Deposits, prepaid expenses and other assets	(254,598)	(2,927)
Accounts payable and accrued expenses	286,168	(54,502)
Net cash used in operating activities of discontinued operations	(2,514,592)	(1,307,065)
Net cash provided by operating activities of continuing operations	1,016,231	1,541,809
Net cash (used in) provided by operating activities	(1,498,361)	234,744
Cash flows from investing activities:
Capital expenditures	(893,887)	(1,271,807)
Proceeds received from sale of fixed asset	306,285	—
Net cash used in investing activities of discontinued operations	(484,481)	(172,907)
Net cash used in investing activities of continuing operations	(587,602)	(1,271,807)
Net cash used in investing activities	(1,072,083)	(1,444,714)
Cash flows from financing activities:
Proceeds from line of credit	800,000	—
Proceeds from equipment note	262,960	—
Principal payments on equipment note	(48,119)	—
Cash dividend paid	(84,119)	(336,472)
Net cash provided by financing activities of discontinued operations	631,897	—
Net cash provided by (used in) financing activities of continuing operations	930,722	(336,472)
Net cash provided by (used in) financing activities	1,562,619	(336,472)
Effect of currency translation on cash and cash equivalents	—	9,347
Net decrease in cash and cash equivalents	(1,007,825)	(1,537,095)

Cash at beginning of period	1,358,223	3,796,637
Cash at end of period	$350,398	$2,259,542
Less cash of discontinued operations at end of period	72,021	$185,573
Cash of continuing operations at end of period	$278,377	$2,073,969

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

Supplemental Cash Disclosures

	Nine months ended September 30,
	2012	2011
Cash paid for interest	$15,097	$—
Cash paid for income taxes	—	130,000
Acquisition of fixed assets with an equipment note	476,687	—

Non-cash adjustments to discontinued operations included the following items:
Accrual of performance guarantee liability	$1,000,000	—
Impairment of fixed assets to estimated fair value	1,063,321	—

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
The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.
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
Principles of Consolidation
The consolidated financial statements include the accounts of ART, Micron Products, and the discontinued operations of WirelessDx.  All intercompany balances and transactions have been eliminated in consolidation.
Operating matters and liquidity
The Company has experienced net operating losses from June 2011 through September 30, 2012, including a net loss of $4.9 million for the nine months then ended. The Company has borrowings of $800,000 under its line of credit with a bank at September 30, 2012 and $880,000 of available funds under this line of credit based upon its borrowing base formula. Borrowings under the line of credit become due in April 2013.
In an effort to better control costs and overall operations, the Company decided to discontinue operations of its WirelessDx segment. For the nine months ended September 30, 2012, WirelessDx incurred a cash flow deficit of over $3 million. As the Company resumes its focus on its core business, Micron, further cost savings will be identified and cost savings actions will be implemented if necessary.
The Company expects that its current and anticipated financial resources, including the $880,000 available under its credit facility with its bank, are adequate to maintain current and planned operations through December 31, 2013. However, if the Company is not successful in generating sufficient revenues to fund its operations or if the Company is unable to obtain additional debt funding, it may not be able to fund operations beyond December 31, 2013. The Company expects to continue to expand its product offerings and extend the due date of its debt and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that it will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on its long-term business plan.
Reclassifications
     Certain reclassifications have been made to the 2011 financial statements to conform them with the presentation used in 2012 (primarily to reflect discontinued operations). Such reclassifications had no impact on the Company's reported results of operations.
2. Accounts Receivable
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, management believes the allowance for doubtful accounts of $103,496 as of September 30, 2012 is adequate.

3. Inventories:

Inventories consist of the following as of:	September 30, 2012	December 31, 2011
Raw materials	$806,774	$647,906
Work-in-process	220,467	395,176
Finished goods	2,193,239	2,224,400
Total	$3,220,480	$3,267,482

The value of silver in inventory at September 30, 2012 and December 31, 2011 as a part of finished goods as plated sensors, work in process, or raw materials was $735,570 and $886,002, respectively. Inventories are stated at their net realizable value, and net of a reserve for slow moving and obsolete inventory of $199,235 and $137,500 at September 30, 2012 and December 31, 2011, respectively.
4. Goodwill and Intangible Assets
Goodwill
The Company's annual goodwill impairment test is conducted at December 31 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below it carrying value. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value which management considered a triggering event and therefore performed an interim impairment test.
Management has updated the annual impairment and year-end analysis as of September 30, 2012. Based on the step 1 analysis performed, management, with the assistance of a third party valuation specialist, determined on November 17, 2012 that the Company's fair value was below the carrying value of its equity as of September 30, 2012. Based on the prolonged decline in the Company's stock price, management determined that the market approach would not be a good indicator of fair value. The Company's step 1 analysis was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the fair value of its reporting unit. The income approach requires management to estimate a number of factors which are considered Level 3 inputs, including projected future operating results, economic projections, anticipated future cash flows and discount rates. As part of its valuation to determine the total impairment charge, the Company is also required to perform a step 2 analysis which includes estimating the fair value of significant tangible and intangible long-lived assets.
As a result, the Company has preliminarily determined that the full value of its goodwill was impaired and has recorded in the third quarter of 2012 an estimated preliminary impairment charge of $1,479,727. Due to the timing and complexity of step 2 of the impairment test, which is required to determine the actual impairment, the Company was unable to finalize the amount of impairment prior to filing the Form 10-Q for the quarter ended September 30, 2012. Step 2 of the impairment test will be completed in the fourth quarter of 2012. Any adjustment to the estimated impairment charge made in the third quarter of 2012 will be recorded in the fourth quarter of 2012.
As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. The long-lived asset from continuing operations did not require an impairment.
Intangible Assets
Intangible assets consist of the following:

	September 30, 2012				December 31, 2011
	Weighted average remaining life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	13	$436,021	$(419,406)	$16,615	$381,605	$(361,942)	$19,663
Patents and Trademarks*	—	155,012	—	155,012	106,766	—	106,766
Trade names	9	33,250	(11,666)	21,584	33,250	(9,916)	23,334
Total Intangible assets:		$624,283	$(431,072)	$193,211	$521,621	$(371,858)	$149,763
* Patents and Trademarks not yet in service.

5. Debt:
At September 30, 2012, the Company has an demand line of credit that provides for borrowings up to 80% of eligible accounts receivable, and eligible finished goods inventory up to $700,000 to a maximum of $3,000,000. Borrowings are charged an interest rate of 2% over LIBOR.  The interest rate at September 30, 2012 was 2.33%. This facility has no borrowing base charge.  During the nine months ended September 30, 2012, an aggregate of $800,000 was drawn on this line and remains outstanding at September 30, 2012. The demand line of credit was renewed in April 2012 and expires in April 2013.
On March 16, 2011, ART obtained a $1,000,000 letter of credit against the line of credit in favor of the Bank of Nova Scotia. This letter replaced the Province of Prince Edward Island's performance guarantee in conjunction with the now discontinued operations of WirelessDx.
 The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.
The Company has a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. During the nine months ended September 30, 2012, a total of $523,269 was drawn down to acquire production equipment for Micron and $888,649 for the discontinued operations capital equipment needs. At September 30, 2012, the current balance of these notes were $475,150 and $848,275, respectively. The term of these capital leases is five years.
6. Income Taxes:
The following table sets forth certain information regarding income tax benefit for the three months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011	$ Change
Income tax provision/(benefit)	$(309,500)	$—	$(309,500)
The following table sets forth certain information regarding income tax provision (benefit) for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011	$ Change
Income tax provision/(benefit)	$(580,400)	$103,000	$(683,400)
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
As of December 31, 2011, the Company had recorded a valuation allowance against the Canadian portion of its deferred tax assets, consisting of a net operating loss carry forward. Based on the Company's pre-tax losses for the years since the acquisition of WirelessDx, management determined that realization of the assets cannot be considered more likely than not at this time. As of September 30, 2012, management assessed the valuation allowance and determined a full valuation allowance was still necessary. If and when management determines the valuation allowance should be reversed, the adjustment would result in a tax benefit in the consolidated statements of comprehensive income (loss).
As of September 30, 2012, management assessed whether a valuation allowance was necessary for the US portion of its deferred tax assets resulting from the net operating losses. Management believes that no valuation allowance is required as the assets are expected to be used by income from continuing operations over the next three years.
The Company has completed its carry back claim of the federal 2011 loss to offset taxable income previously reported in 2009 and 2010 . As a result of the carry back claim, federal research and development credits and corporate alternative minimum tax credits of $86,000 and $3,000, respectively, are now available in future periods. The Company has also claimed a refund of $282,000 for taxes previously remitted in these periods which is recorded as an other current asset.
The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The periods from 2008 to 2011 remain open to examination by the IRS, state, and foreign jurisdictions. The Company believes it is not subject to any significant tax risks related to uncertain tax positions. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2012 and 2011.

7. Share-Based Compensation:
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
The Company recognized share-based compensation expense of $20,148 and $23,521 for the three months ended September 30, 2012 and 2011, and $84,650 and $85,385 for the nine months ended September 30, 2012 and 2011, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, and the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the nine months ended September 30, 2012 and 2011.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Two grants totaling 160,000 options to 9 persons, including directors and management, were made during the nine months ended September 30, 2011.  There were no grants for the nine months ended September 30, 2012.
The following is a weighted average of the assumptions used to estimate the fair market value of options granted using the Black Scholes valuation method:

Nine months ended September 30, 2011
Dividend Yield	2.1%
Expected Volatility	31.24%
Risk Free Interest Rate	0.98%
Expected Option Terms (in years)	6.5
Share-based Incentive Plan
At September 30, 2012, the Company had one stock option plan that provides for both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan was approved by stockholders at the 2010 Annual Meeting. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At September 30, 2012, there were 340,000 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions for the nine months ended September 30, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	409,000	$6.78	5.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(86,000)	$6.22	3.61	—
Outstanding at Sept 30, 2012	323,000	$6.93	5.25	$—
Exercisable at Sept 30, 2012	153,500	$7.42	3.45	$—
During the nine months ended September 30, 2012 and 2011, no options were exercised.  At September 30, 2012 and 2011, the intrinsic value of the exercisable options is $0 and $48,320, respectively.

The following table sets forth the status of the Company’s non-vested options for the nine months ended September 30, 2012:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2011	299,800	$1.38
Granted	—	—
Vested	(44,300)	0.96
Forfeited/expired	(86,000)	2.05
Non-vested at September 30, 2012	169,500	$1.15
The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2012:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	75,500	3.26	34,700	$0.96
5.73	82,000	8.67	18,000	1.42
7.15	93,500	1.26	76,800	2.74
9.86	62,000	8.63	14,000	0.65
23.10	10,000	0.43	10,000	10.77
	323,000		153,500

At September 30, 2012, there was $156,454 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.35 years.
8. Earnings (loss) per share:
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each period presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. At September 30, 2012 and 2011, 323,000 and 173,700 stock options, respectively, were antidilutive and were not included in the calculation of earnings or loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,469,124)	$(74,013)	$(4,884,758)	$(301,424)
Denominator:
Weighted average shares outstanding - basic	2,790,514	2,790,514	2,790,514	2,790,514
Potential common shares	—	—	—	—
Weighted average shares outstanding - diluted	2,790,514	2,790,514	2,790,514	2,790,514

Net loss per common share:
Basic	$(1.24)	$(0.03)	$(1.75)	$(0.11)
Diluted	$(1.24)	$(0.03)	$(1.75)	$(0.11)

9. Discontinued Operations
At a special meeting of the Board of Directors ("Board") held on July 13, 2012, the Board authorized the Company's management to consider strategic alternatives on the most favorable terms it can obtain, for all or some portion of the assets of the WirelessDx subsidiaries. This plan triggered the subsidiaries to be classified by GAAP as assets held for sale under discontinued operations beginning in the third quarter of 2012. On September 4, 2012, the Company's Board of Directors on the recommendation of management authorized the discontinuance of operations and disposition of the assets of WirelessDx.
The expenses and charges related to the termination of WirelessDx operations and its liquidation which were estimated and recorded during the third quarter aggregated to $2.35 million. These expenses and charges comprised of the following major components: (i) $1.0 million related to the impairment of fixed assets, net of liquidation proceeds; (ii) $0.1 million related to the early termination of multiple lease contracts; (iii) $1.0 million for a contingent liability of an unmet performance obligation; (iv) $0.23 million in employee related and other one-time expenses associated with the orderly shutdown of the monitoring operation. Management expects the majority of the assets to be sold by the end of 2012.
The assets and liabilities of the discontinued operations are presented in the unaudited September 30, 2012 condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

	September 30, 2012	December 31, 2011
Cash	$72,021	$102,972
Trade and other accounts receivable, net of allowance for doubtful accounts of $39,230 and $0, respectively	206,571	41,375
Inventories, net	—	2,000
Prepaid expenses and other assets	24,893	172,593
Total current assets from discontinued operations	303,485	215,968

Property and equipment, net of impairment and accumulated depreciation of $1,555,530 and $224,911, respectively	291,403	946,361
Total non-current assets from discontinued operations	291,403	946,361
Total assets from discontinued operations	$594,888	$1,162,329
Accounts payable	446,190	176,019
Accrued expenses	156,877	73,997
Total current liabilities from discontinued operations	603,067	250,016
Total liabilities from discontinued operations	$603,067	$250,016

10. Subsequent Events
As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2012, James E. Rouse, the Company's Chief Executive Officer resigned. A severance agreement was reached and will have an impact on the financial results of the Company in the three months ended December 31, 2012.

11. Recent Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This amendment allows the Company to assess qualitative factors in order to determine if it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. A fair value calculation is no longer required until it is determined based on the qualitative assessment, that it is more likely than not, the indefinite-lived intangible asset is impaired. Management does not expect this to have a material impact.

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

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the development, sales, and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  Management continues to seek to identify complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.
The Company discontinued its investment into and operation of a cardiac monitoring service provider previously referred to as WirelessDx. The brand WirelessDx included a Radnor, PA based wholly owned subsidiary named RMDDxUSA Corp. and its wholly owned Canadian subsidiary named RMDDx Corporation. The decision to discontinue and liquidate occurred in the three months ended September 30, 2012 and is expected to be completed by December 31, 2012.
Results of Operations
Revenues
The Company's consolidated net sales for the three months ended September 30, 2012 were $4,839,812, a decrease of $1,917,038 or 28.4%, when compared to the total net sales of $6,756,850 in the three months ended September 30, 2011 as discussed by segment below.
Micron sales for the three months ended September 30, 2012 were $4,827,266, a decrease of $1,929,584 or 28.6%, when compared to sales of $6,756,850 in the same period in 2011. Micron's sensor volume was 23.9% lower over the same period last year due to reduced orders from existing customers. Silver surcharge billed was lower by 46.3% when compared to the same period in 2011. Custom manufacturing had increases in revenue as new programs began to have a positive impact in the period and are expected to continue their growth trend.
ART's net sales were $12,546 for the three months ended September 30, 2012 compared to the net sales of $0 in the same period in 2011.

The Company's consolidated net sales for the nine months ended September 30, 2012 were $15,881,161, a decrease of $3,048,334 or 16.1%, when compared to the total net sales of $18,929,495 in the nine months ended September 30, 2011 as discussed by segment below.
Micron sales for the nine months ended September 30, 2012 were $15,856,975, a decrease of $3,072,520 or 16.2%, when compared to sales of $18,929,495 in the same period in 2011. Micron's sensor volume was 0.7% lower than the same period in 2011. The majority of the reduction in sensor revenue came from the reduction in the price of silver period over period reducing silver surcharge by 30.5%. The remaining reduction came from a decrease in custom manufacturing for the nine months ended September 30, 2012.
ART's net sales were $24,186 for the nine months ended September 30, 2012 compared to the net sales of $0 in the same period in 2011.
Revenue from domestic and foreign sales for the three and nine month periods is as follows:

	Three months ended Sept 30,				Nine months ended Sept 30,
	2012	%	2011	%	2012	%	2011	%
United States	$2,269,887	47	$2,539,318	38	$6,651,973	42	$7,433,753	39
Canada	1,214,272	25	2,031,183	30	4,659,454	29	6,388,472	34
Europe	292,525	6	764,403	11	1,332,569	8	1,924,825	10
Pacific Rim	553,559	11	888,691	13	1,538,307	10	1,731,345	9
Other	509,569	11	533,255	8	1,698,858	11	1,451,100	8
Total	$4,839,812	100%	$6,756,850	100%	$15,881,161	100%	$18,929,495	100%

The decrease of sales in Canada is from sensors and silver surcharge, while European sales were down in large part due to a customer being acquired and lower orders taking place in the third quarter as the companies integrated operations and inventories. The decrease of sales in the United States is related to a reduction in defense industry products, partially offset by an increase in medical products.
Cost of sales
The Company's consolidated cost of sales was $4,112,599 (85% of net sales) in the three months ended September 30, 2012 compared to $5,266,184 (78% of net sales) in the three months ended September 30, 2011, a decrease of $1,153,585 or 21.9% as discussed by segment below.
Micron's cost of sales was $4,112,599 (85.2% of segment sales) in the three months ended September 30, 2012 compared to $5,266,184 (77.9% of segment sales) in the same period in 2011, a decrease of $1,153,585 or 21.9%. Management routinely reviews its products and programs, including those in development, for contribution and value to our overall business strategy and results.  Programs with unacceptable margins will be phased out or discontinued, so that Micron’s resources will be used to develop those of greater strategic value.
ART's cost of sales was $0 in the three months ended September 30, 2012 and the same period in 2011.
The Company's consolidated cost of sales was $13,106,456 (82.5% of net sales) in the nine months ended September 30, 2012 compared to $14,827,889 (78.3% of net sales) in the nine months ended September 30, 2011 a decrease of $1,721,433 or 11.6% as discussed by segment below. The decrease in the consolidated cost of sales is mainly due to the decrease in consolidated revenues.
Micron's cost of sales was $13,106,456 (82.7% of segment sales) in the nine months ended September 30, 2012 compared to $14,826,069 (78.3% of segment sales) in the same period in 2011 a decrease of $1,719,613 or 11.6%. The cost of silver has generally been passed on to our customers in the form of a surcharge.  The surcharge protects Micron from decreasing gross profits from an increase in the cost of silver.  This surcharge does not completely insulate Micron's inventory on hand from any dramatic change in value of silver.  Management routinely reviews its products and programs, including those in development, for contribution and value to our overall business strategy and results.  Programs with unacceptable margins will be phased out or discontinued, so that Micron’s resources will be used to develop those of more strategic value.
ART's cost of sales was $0 in the nine months ended September 30, 2012 and $1,820 in the same period in 2011.
Selling and marketing expenses
The Company's consolidated selling and marketing expense decreased to $186,178 (4% of net sales) in the three months ended September 30, 2012 from $196,768 (3% of net sales) in the same period in 2011, a decrease of $10,590, or 5% as discussed by segment below.
Micron's selling and marketing expense increased to $181,674 (4.5% of segment sales) in the three months ended September 30, 2012 from $155,870 (3.2% of segment sales) in the same period in 2011, an increase of $25,804. While Micron's sales force remains stable, sales commissions in total have increased as new programs began to yield a higher percentage of products sold. The selling expense also included increased travel costs during the quarter.
ART's selling and marketing expense decreased to $4,504 in the three months ended September 30, 2012 from $40,898 in in the same period in 2011, a decrease of $36,394, or 89.0%. In the three months ended September 30 2012, selling and travel expense were reduced as resources were temporarily assigned to other duties.
The Company's consolidated selling and marketing expense decreased to $692,272 (4% of net sales) in the nine months ended September 30, 2012 from $694,273 (4% of net sales) in the same period in 2011, a decrease of $2,001, or 0.3% as discussed by segment below.
Micron's selling and marketing expense increased to $585,872 (4.5% of segment sales) in the nine months ended September 30, 2012 from $558,845 (3.2% of segment sales) in the same period in 2011, an increase of $27,027. While Micron's sales force remains the same, sales commissions and travel have increased as new programs began.
ART's selling and marketing expense decreased to $106,400 in the nine months ended September 30, 2012 from $135,428 in the same period in 2011, a decrease of $29,028, or 21.4%. In 2012, expenses incurred were related to business development efforts for SAECG, including travel and trade show expenses.
General and administrative expenses
The Company's consolidated general and administrative expense was $720,515 (14.9% of net sales) in the three months ended September 30, 2012 as compared to $657,021 (9.7% of net sales) in the same period in 2011, an increase of $63,494 or 9.7% as discussed by segment below.
Micron's general and administrative expense decreased to $180,680 (3.8% of net sales) in the three months ended September 30, 2012 from $207,262 (3.4% of net sales) in the same period in 2011, a decrease of $26,582. The decrease was related to lower legal expenses and amortization expense of intangible assets in comparing the quarter with the same period last year.
ART's general and administrative expense was $75,141 (1.6% of net sales) in the three months ended September 30, 2012 as compared to $118,594 (1.8% of net sales) in the same period in 2011, a decrease of $43,453. The decrease was due to lower travel expenses and legal work associated with contracts when comparing the quarter with the same period last year.
The Corporate segment increased to $464,694 (9.6% of net sales) in the three months ended September 30, 2012 from $331,165 (4.9% of net sales) in the same period in 2011, an increase of $133,529. A large portion of this increase was the cost associated with the increased compliance requirements including quarterly SEC filings. Other corporate and travel expenses also increased when compared to the comparable period.
The Company's consolidated general and administrative expense was $2,141,089 (13.5% of net sales) in the nine months ended September 30, 2012 as compared to $1,994,282 (10.5% of net sales) in the same period in 2011, an increase of $146,807 or 7.4% as discussed by segment below.
Micron's general and administrative expense decreased to $577,039 (3.6% of net sales) in the nine months ended September 30, 2012 from $632,214 (3.3% of net sales) in the same period in 2011, a decrease of $55,175. The decrease was related to lower legal expenses and amortization expense of intangible assets in comparing the nine month period with the same period last year.
ART's general and administrative expense was $234,478 (1.5% of net sales) in the nine months ended September 30, 2012 as compared to $297,403 (1.6% of net sales) in the same period in 2011, a decrease of $62,925. The decrease was related to lower travel expenses and legal work associated with contract negotiations when comparing the quarter with the same period last year.
The Corporate segment increased to $1,329,572 (8.4% of net sales) in the nine months ended September 30, 2012 from $1,064,665 (5.6% of net sales) in the same period in 2011, an increase of $264,907. A large portion of this increase was the cost associated with the increased compliance requirements with the year end and first quarter SEC filings. This cost is expected to continue, with the increased complexity of additional tax jurisdictions and increased legal and audit related expenses.
Research and development expenses
The Company's consolidated research and development costs increased to $115,034 (2.4% of net sales) in the three months ended September 30, 2012 from $99,173 (1.5% of net sales) in the same period in 2011, an increase of $15,861, or 16.0% as discussed by segment below.
Micron's research and development costs decreased to $38,466 (0.8% of net sales) in the three months ended September 30, 2012 from $49,651 (0.8% of net sales) in the same period in 2011, a decrease of $11,185, or 22.5%. The expense is related to process improvements on the Micron sensors and snap product lines as well as new processes and capabilities within MIT.
ART's research and development expenses increased to $76,568 (1.6% of net sales) in the three months ended September 30, 2012 from $49,522 (0.7% of net sales) in the same period in 2011.  Research and development expense in 2012 included the addition of a full-time employee, and additional technical consulting for PREDICTOR. The 2011 expenses included the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG software and evaluation of other devices for software development.
The Company's consolidated research and development costs increased to $380,266 (2.4% of net sales) in the nine months ended September 30, 2012 from $287,037 (1.5% of net sales) in the same period in 2011, an increase of $93,229, or 32.5% as discussed by segment below.
Micron's research and development costs decreased to $100,889 (0.9% of net sales) in the nine months ended September 30, 2012 from $145,911 (1.2% of net sales) in the same period in 2011, a decrease of $45,022, or 30.9%. The expense is related to process improvements on the Micron sensors and snap product lines as well as new processes and capabilities within MIT.
ART's research and development expenses increased to $279,377 (1.5% of net sales) in the nine months ended September 30, 2012 from $141,126 (1.6% of net sales) in the same period in 2011.  Research and development expense in 2012 included the addition of a full-time employee, and additional technical consulting for PREDICTOR. The 2011 expenses included the technical support of a NIH research project utilizing ART’s proprietary Signal Averaged ECG software and evaluation of other devices for software development.
Goodwill Impairment
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
On September 30, 2012, the Company analyzed whether the movement in the stock price constituted a "triggering event" for the purpose of goodwill testing. The Company performed a Step 1 analysis to see if goodwill should be impaired. The operating reporting unit failed the test and required impairment. As a result, the Company has preliminarily determined that the full value of its goodwill was impaired and has recorded in the third quarter of 2012 and estimated preliminary impairment charge of $1,479,727. Due to the timing and complexity of step 2 of the impairment test, which is required to determine the actual impairment, the Company was unable to finalize the amount of impairment prior to filing the form 10-Q for the quarter ended September 30, 2012. Step 2 of the impairment test will be completed in the fourth quarter of 2012. Any adjustment to the estimated impairment charge made in the third quarter of 2012 will be recorded in the fourth quarter of 2012.
Income tax benefit
Income tax benefit as a percentage of loss before income taxes was 17% for the three months ended September 30, 2012 as compared to an income tax benefit of 0% for the same period in 2011.  For the nine months ended September 30, 2012, the effective rate of income tax benefit was 30% compared to an income tax expense of 9% for the same period in 2011.  The tax benefit is calculated using a projected effective tax rate calculated with an estimated projected loss for the year and adjusting for permenant differences between book losses and tax losses and 2011 estimated to actual true-ups. The benefit expects to fully utilize net operating losses in the next three years. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.

Liquidity and Capital Resources
Working capital was $2,367,398 at September 30, 2012 compared to $6,118,677 at December 31, 2011, a decrease of $3,751,279.  The majority of the working capital decreases related to cash investment during the nine months ended September 30, 2012 into the discontinued operations of WirelessDx. Capital investment may decrease working capital with any significant investment resulting from future acquisition of capital assets or businesses, significant expansion of production capacity, or further software and product development.
 Net capital expenditures were $893,887 for the first nine months of 2012 as compared to $1,271,807 for the same period in 2011.  The largest portion of the capital expenditures in the first nine months of 2012 resulted from the routine replacement of production equipment and tooling in the Micron manufacturing production lines.  Capital expenditures for the nine months ended September 30, 2012 were made with cash on hand or the use of an equipment capital lease.
The Company has a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. During the nine months ended September 30, 2012, a total of $523,269 was drawn down to acquire production equipment for Micron and $888,649 for the discontinued operations capital equipment needs. At September 30, 2012, the current balance of these notes were $475,150 and $848,275, respectively. The term of these capital leases is five years.

The Company has a demand line of credit with a large multinational bank of $3 million dollars.  The agreement provides for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to $700,000.  This facility has no borrowing base charge.  The agreement contains covenants on various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  At September 30, 2012, the outstanding balance was $800,000. Under this credit line, the Company has for the benefit of its discontinued operations secured a $1,000,000 letter of credit related to economic incentives and performance guarantees.
During the the nine months ended September 30, 2012, the Board of Directors declared and paid a cash dividend of $0.03 per share for a total of $84,119. In the comparable period ended September 30, 2011, the Board of Directors declared and paid two cash dividends of $0.06 per share each for a total of $336,472.
The Company has historically funded capital expenditures from operations, and more recently from borrowings under the line of credit and a capital equipment lease line. Management believes that as the Company needs to fund operations or capital expenditures, financing alternatives are available.
Other Operating matters and liquidity
The Company has experienced net operating losses from June 2011 through September 30, 2012, including a net loss of $4.9 million for the nine months then ended. The Company has borrowings of $800,000 under its line of credit with a bank at September 30, 2012 and $880,000 of available funds under this line of credit based upon its borrowing base formula. Borrowings under the line of credit become due in April 2013.
In an effort to better control costs and overall operations, the Company decided to discontinue operations of its WirelessDx segment. For the nine months ended September 30, 2012, WirelessDx incurred a cash flow deficit of over $3 million. As the Company resumes its focus on its core business, Micron, further cost savings will be identified and cost savings actions will be implemented if necessary.
The Company expects that its current and anticipated financial resources, including the $880,000 available under its credit facility with its bank, are adequate to maintain current and planned operations through December 31, 2013. However, if the Company is not successful in generating sufficient revenues to fund its operations or if the Company is unable to obtain additional debt funding, it may not be able to fund operations beyond December 31, 2013. The Company expects to continue to expand its product offerings and extend the due date of its debt and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that it will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on its long-term business plan.
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
On September 30, 2012, the Company analyzed whether the movement in the stock price constituted a "triggering event" for the purpose of goodwill testing. The Company performed a Step 1 analysis to see if goodwill should be impaired. The operating reporting unit failed the test and required impairment. As a result, the Company has preliminarily determined that the full value of its goodwill was impaired and has recorded in the third quarter of 2012 and estimated preliminary impairment charge of $1,479,727. Due to the timing and complexity of step 2 of the impairment test, which is required to determine the actual impairment, the Company was unable to finalize the amount of impairment prior to filing the form 10-Q for the quarter ended September  30, 2012. Step 2 of the impairment test will be completed in the fourth quarter of 2012. Any adjustment to the estimated impairment charge made in the third quarter of 2012 will be recorded in the fourth quarter of 2012.

Asset Impairment – Long Lived Assets
     In accordance with ASC 360, "Long Lived Assets", management assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When the Company’s management determines that the carrying value of such assets may not be recoverable, management generally measures any impairment on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. The long-lived assets from continuing operations did not require an impairment.
Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Based on our analysis and assessment of this material weakness, we began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Remediation actions were fully implemented before September 30, 2012 such that management believes that the material weakness has been fully remediated. Management will continue to closely monitor its internal controls over financial reporting during the three months ending December 31, 2012.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2012, there have been changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The change in tax accounting processes has strengthened the internal controls over the tax provision and deferred tax reconciliation process in the financial reporting of the Company.
Remediation Efforts of Material Weakness in Internal Control over Financial Reporting
In an effort to remediate the material weakness described above, we have executed a remediation plan to address the material weakness surrounding the accounting for income taxes. The remediation actions include additional monitoring and oversight controls over the income tax accounting process and improvements in the control documentation for income taxes to ensure conformity with U.S. generally accepted accounting principles through the increased use of third party advisors with expertise in income taxes to assist us with our quarterly income tax provision and increased detail in our tracking, documentation and reconciliation process related to our deferred tax assets.

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

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission on December 8, 2006.

(f)	Incorporated by reference from the Company’s Form 10-KSB for fiscal year ended December 31, 2006 as filed with the Commission in March of 2007.

(g)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission in March of 2011.

(h)	Incorporated by reference from the Company's Form 10-Q for period ended September 30, 2011 as filed with the Commission in November of 2011.

(i)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2011 as filed with the Commission in April of 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
November 21, 2012	By: /s/ Michael S. Gunter
Michael S. Gunter
Interim Chief Executive Officer
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