Form 10-K
period 2012-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2013-05-31
CIK 819689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K
☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
(978) 345-5000
(Registrant's telephone number)
________________________________________________
Securities Registered pursuant to Section 12 (b) of the Act:

Common Stock, $.01 par value (Title of Each Class)	NYSE MKT (Name of each exchange on which registered)
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
         Large Accelerated filer ☐    Accelerated filer ☐   Non-Accelerated filer ☐   Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,130,193.
 On May 30, 2013, there were 2,704,239 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.
 DOCUMENTS INCORPORATED BY REFERENCE
None.

Arrhythmia Research Technology, Inc.

PART I

Item 1. BUSINESS
OVERVIEW
Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") is a diversified manufacturer specializing in plastic molding, precision metal and plastics machining and precious metal coating. ART is also engaged in the development and licensing of signal averaged electrocardiography (SAECG) software, through its Predictor® brand. ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp, ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA sometimes referred to as “WirelessDx”) discontinued operations in the third quarter of 2012.
ART, founded in 1986, pioneered technologies used in analyzing high resolution heart signals. The Company's Predictor software is used around the world in research and clinical environments to diagnose the risk of certain heart arrhythmias. The Company continues to invest in research and development, product support and sales efforts. The Company completed an initial public offering in 1988 and its shares were listed on the American Stock Exchange, now the NYSE MKT, in 1992. Its stock trades under the symbol HRT.
In 1992, the Company acquired Micron, which manufactures silver plated components for ECG electrodes and other electrophysiological devices.
In 2001, the Company consolidated operations in Fitchburg, Massachusetts and now consists of a 4 building campus with approximately 175,000 sq. ft. of office and manufacturing facilities.
In 2004, the Company acquired the assets of New England Molders, Inc., a custom injection molding business, formerly based in Shrewsbury, Massachusetts, to diversify its manufacturing capabilities and customer base. This acquisition added sales talent, manufacturing capacity and medical, consumer products, and defense industry customers. It also marked the commencement of the expansion of manufacturing expertise and capabilities, building upon the core Micron success with its single product line.
In 2006, the Company added clean room manufacturing capability to attract more complex and higher value injection molding business. This investment enabled the Company to expand into biomedical diagnostic and defense products requiring specific production environment conditions.
In 2007, the Company acquired substantially all of the operating assets of Leominster Tool Company, Inc., a maker of molds for the plastic injection molding industry. The acquisition provided vertical integration in the form of capabilities for the internal production and maintenance of molds for Micron's injection molding business, and an additional source of customers and revenue from engineering consultation, mold design, building and repair.
In 2008, the Company invested in computer numerical control ("CNC") programming and machining capability to become a key manufacturer for an early stage orthopedic implant company to manufacture and supply complex machined medical device components. Leveraging its experience in custom manufacturing the Company has developed capabilities that provide value added design, engineering, programming and machining of various plastic and metal materials that comply with ISO 13485 standards for medical device companies.
In 2010, the Company acquired RMDDx, an early stage company developing remote cardiac monitoring for the US healthcare market. The Company successfully brought the WirelessDx operations to revenue in 2011. In 2012, the Company discontinued such operations due to failure to meet growth and profitability targets.
Today, the Company has multiple manufacturing specialties, with the capabilities to participate in full product life cycle activities from early stage development and engineering, prototyping to full scale manufacturing, as well as packaging and product fulfillment services. The Company competes globally, with over half of its revenue derived from exports.
Customers and Sales
During the years ended December 31, 2012 and December 31, 2011, the Company had one major customer which accounted for over 10% of sales. The three largest customers accounted for 28%, 9% and 8% of sales in 2012 as compared with 34%, 8% and 7% of sales in 2011.
The top three customers accounted for 45% of total sales in 2012 compared to 49% of total sales in 2011. This is due in part to reduced orders from some large customers, expansion in overall customer count, and diversification of product mix within the Company.

The Company has over 100 customers ranging from early stage companies to Fortune 100 global enterprises. The majority of revenue comes from the top 25 customers, many of whom the Company has been doing business with for over 20 years. The Company manufactures products upon receipt of purchase orders.  There is a mix of customers who purchase on a single purchase order basis without long-term commitments and others who establish long term purchase contracts. The Company has a track record of establishing long term relationships with customers that result in repeat business year over year. In the case of precious metal plating, customer purchase arrangements take into account the fluctuating price of precious metals.
The following table sets forth, for the periods indicated, the consolidated revenues from continuing operations and percentages of revenues derived from the sales of the Company's products and services in certain industry segments. The year ended December 31, 2011 has been revised to correct for immaterial errors as further described in Note 2 and Note 14 to the consolidated financial statements.

	Revenues for the Years Ended December 31,
	2012	%	2011 (Revised)%
Medical	$17,453,573	84	$19,650,536	81
Defense	1,293,662	6	2,491,438	10
Consumer Products	838,956	4	1,266,484	5
Industrial	525,069	3	140,197	1
Other	531,310	3	757,442	3
Total	$20,642,570	100	$24,306,097	100
The following table sets forth, for the periods indicated, the consolidated revenues from continuing operations and percentages of revenues derived from the sales of all of the Company's products and services in certain geographic markets. The year ended December 31, 2011 has been revised to correct for immaterial errors as further described in Note 2 and Note 14 to the consolidated financial statements.

	Revenues for the Years Ended December 31,
	2012	%	2011 (Revised)%
United States	$8,955,831	43	$9,574,936	39
Canada	5,691,931	28	8,182,587	34
Europe	1,653,171	8	2,421,582	10
Pacific Rim	1,949,558	9	2,127,178	9
Other	2,392,079	12	1,999,814	8
Total	$20,642,570	100	$24,306,097	100
While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable regions.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars. Lower shipments to Canada were a result of reduced orders from a major customer. Lower revenues in Europe were also the result of reduced orders from two customers who merged and reduced their orders to better balance their inventory.
Marketing and Competition
The Company sells its capabilities and services to current and potential customers to provide full product life cycle support to their product manufacturing needs. It provides complex value added US based manufacturing capabilities in injection molding, machining and plating/coating, mold making, maintenance and repair. Customers seek our ability to produce complex products on their time lines and to their specifications. Micron’s ISO 13485:2003, ISO 9001:2008, ISO 14001:2010 and OHSAS 18001:2010 registrations, the international quality standards for medical devices and manufacturing, qualifies Micron to further expand into products requiring tight controls and high standards.  The Company’s International Traffic in Arms Regulation (ITAR) registration with the US State Department allows the Company to compete in defense applications restricted by export controls and the Department of Defense. Micron also holds a class 10 federal firearms license for manufacture of products for the military and law enforcement.

The Company's US based manufacturing capabilities compete in a large global and highly competitive market. Free trade agreements increase global competition, making every product company around the world a potential customer, and every manufacturer a competitor. To meet this challenge, the Company focuses its development efforts on complex engineered products with specialty material requirements not readily outsourced to offshore manufacturing. The Company has over forty years of experience in some product areas with long customer relationships and has developed competitive advantages through decades of constant process improvement. The combination of skilled trades, vertical integration and diverse manufacturing capabilities attract customers with production needs that fit our scale. To remain competitive and to expand market share the Company invests in training and education for its workforce, expanding manufacturing capacity and automation to increase productivity. The Company also markets products it has developed, particularly in the medical electrode component product lines, such as the Micron's PureTrace® radio translucent electrode components.
Management continues to pursue licensing arrangements for ART's proprietary signal-averaged electrocardiography (SAECG) software, Predictor, to additional Original Equipment Manufacturers for integration into existing cardio diagnostic equipment.  The Company's SAECG technology product is currently used in a National Institute of Health (NIH) funded investigation into “Risk Stratification in MADIT II Type Patients.” ART's research and development efforts include expanding Predictor's diagnostic capability beyond SAECG analysis.
Manufacturing and Suppliers
The Company has registered its facilities under the US Department of State's International Traffic in Arms Regulations (ITAR) and with the US Food and Drug Administration ("FDA"). Micron is ISO 13485:2003, 9001:2008, 14001:2010 and OHSAS 18001:2010 registered.  Micron's injection molding machine capacity ranges from 15 to 250 tons and includes a class 10,000 clean room. Machining, mold making and tooling capabilities include 4 and 5 axis CNC, electrical discharge machining ("EDM"), milling, turning and grinding. Surface coating capabilities include electroplating, electroless plating, passivation and polishing. A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality, and automation.
The Company uses commodity raw materials as the basis for its value-added manufacturing operations. Many of these commodities are widely available with multiple sources. Some specialty plastics are single sourced and in a few cases proprietary to the products Micron manufactures. In all cases the Company works to understand the supply chain for commodity inputs to manage impacts of up-stream availability due to breakdowns in the global supply chain. For many products Micron is one step in a complex supply chain for OEM customers. This requires coordination with upstream and downstream vendors in the supply chain. Coordination of production scheduling is imperative to meeting customer expectations.
Inventory Requirements
The Company holds inventory of raw materials, work in process, and finished goods.
The Company manages inventory levels to balance customer delivery requirements, manufacturing production scheduling efficiencies and supply chain coordination with suppliers and customers. In many cases, the Company produces to a purchase order in a single production run to optimize production efficiency and holds inventory for customers to support multiple delivery dates. The Company also has several customers for whom it holds inventory as a part of its manufacturing agreement. Customers benefit from our ability to hold inventory on their behalf for just-in-time deliveries while the Company benefits from being able to optimize efficiencies of production scheduling and raw material volume purchasing. In each case, the customer is obligated to purchase the inventory we hold.
Research and Development
In 2012 and 2011, research and development efforts resulted in $510,463 and $407,960 of expense, respectively.  These efforts include the development of a unique process to eliminate certain hazardous materials from the manufacturing processes, a new provisional patent application, and the design and testing of specific process improvements.  Research and development efforts have also focused on upgrading the software library for Predictor and expanding the diagnostic capability beyond SAECG analysis.  The Company continues to provide technical support to the NIH’s research project utilizing this software.  Included in this expense is development work to verify the integrity of the analytical algorithms, and improve the stability and ease of customization of the software to be compatible with various hardware and software platforms.
Patents and Proprietary Technology
The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. By having internal engineering, mold making, automation and manufacturing expertise the Company is able to develop specialized processes throughout the product development and product manufacturing cycle.
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

In 2012, the Company filed two patent applications pertaining to inventions in the field of ambulatory patient monitoring and wireless remote transmission of physiological data.
One patent application pertains to real-time monitoring of several of a patient's vital signs.  Multiple physiological signals are acquired and then streamed into a cloud-based parallel distributed computer architecture for rapid diagnosis of cardiac arrhythmias and changes in other vital signs.  The system then automatically alerts the physician when such an event is detected.
The other patent application pertains to technology that performs automatic proximity detection of a body-worn telemetry device.  When the device is within range, automatic remote charging of the battery in the device is triggered, along with automatic transmission of patient data to a stationary console that in turn transmits the data to caregivers via the internet.  The system also allows an alert to be sent back to the patient if an event requiring immediate medical attention is detected.
Government Regulation
The Company's operations are subject to government regulations which establish compliance standards and result in costs to comply in order to participate in certain markets. The medical device industry in particular requires strict compliance with governmental standards. The Company believes its expertise in manufacturing and processes to comply with these regulations provides a competitive advantage in the marketplace.  The FDA and the European Union Equivalent agency ("EU") promulgate quality systems requirements under which a medical device is to be developed, validated and manufactured. The Department of Defense ("DoD"), ATF and the State Department also impose quality system requirements on the production and transfer of certain goods and technical data. Because customers own the product designs, they are directly subject to such FDA, EU or DoD regulations.  The development of the product line will be managed in accordance with applicable regulatory requirements. The Company exercises stringent controls over all manufacturing operations and complies with any special controls required by customers.
The Company's software products are subject to, and management believes currently comply with, material 510(k) clearance and other distribution requirements from the FDA and EU.  These agencies promulgate quality system requirements under which a medical device is to be developed, validated and manufactured.  The development of the product line will be managed in accordance with applicable regulatory requirements.
Environmental Regulation
The Company's operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes.  Its operations are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. In 2012, Micron was certified as having met the international standards of ISO 14001:2010 and OHSAS 18001:2007, demonstrating its commitment to and performance of the highest standards of environmental controls and occupational health and safety standards. Micron has developed a system of compliance under the ISO certification and has introduced many new initiatives including the use of solar energy to benefit from renewable energy generation and reduce overall costs associated with production. A program is in place to reduce the environmental footprint. The Company also works closely with state and local officials to ensure compliance with current and proposed regulation while supporting a regulatory environment that allows complex manufacturing to be competitive globally.
Seasonality
In general the Company does not experience major seasonality in its business. Since we are a component supplier within more broad manufacturing supply chains, seasonal adjustments to production schedules can impact timing of orders. These two factors have historically led to lower demand, and thus lower revenues in the fourth quarter.
Employees
As of December 31, 2012, the Company had a total of 98 full time and one part-time employee. Management believes that continued success will depend on our ability to retain and recruit skilled personnel. The Company has never had a work stoppage and none of the Company's employees are represented by a union. Management believes the Company has a good relationship with the employees.
Periodic Reporting and Financial Information
The Company registered its common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and has reporting obligations, including the requirement that it file annual and quarterly reports with the SEC.  The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also makes available through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC. Its website address is http://www.arthrt.com.

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
The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  These factors include:

•	our ability to retain customers who represent significant proportions of revenue;

•	our ability to maintain the pricing model, and/or decrease the cost of sales;

•	our ability to increase sales of higher margin products and services;

•
our ability to manage our level of debt which makes us sensitive to the effects of economic downturns; our level of debt and provisions in the debt agreements could limit our ability to react to changes in the economy or our industry;

•
our failure to comply with the financial and other covenants contained in our credit facility, including as a result of events beyond our control, which could result in an event of default, and adversely affect our operating results and financial condition;

•	volatility in commodity and energy prices and our ability to offset higher costs with price increases;

•	continued availability of supplies or materials used in manufacturing at competitive prices;

•	variability of customer delivery requirements;

•	a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business;

•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;

•	our ability to offset higher costs with price increases;

•	our ability to attract and retain employees with the skills to meet the technically complex demands of manufacturing;

•	adverse regulatory developments in the U.S. or any other country the Company plans to do business in;

•	entrance of competitive products and services in the Company's markets;

•	our ability to execute plans and motivate personnel in the execution of those plans;

•	our ability to protect and retain trade secrets related to our manufacturing processes;

•	adverse claims relating to the Company's intellectual property;

•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;

•	other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC;

•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;

•
the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any;

•	our ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock;

•	our securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; and

•	general economic conditions.
As a response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the quarterly and annual results.  Due to all of these factors, the operating results may fall below the expectations of stockholders and investors in any future period and make period to period comparisons difficult.
The Company is dependent on a limited number of significant customers, the loss of which may have a significant adverse effect on our financial results.
During the years ended December 31, 2012 and December 31, 2011, the Company had one major customer which accounted for over 10% of sales. The three largest customers accounted for 28%, 9% and 8% of sales in 2012 as compared with 34%, 8% and 7% of sales in 2011.
The loss of any one or more of these customers may have an immediate significant adverse effect on the Company's financial results.  Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for the Company’s products and services with little or no warning.

A significant portion of the Company's revenues are derived from the sale of a single product line.
In fiscal years 2012 and 2011, the Company derived 60% and 60%, respectively, of its revenues from it's largest single product line. While the technology used in this product line has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing technology.  Any substantial technological advance that eliminates this product line will have a material adverse effect on the Company's operating results.
The level of debt makes the Company more sensitive to the effects of economic downturns; the level of debt and provisions in the debt agreements could limit the Company's ability to react to changes in the economy or industry.
The level of debt makes the Company more vulnerable to changes in the results of operations. The Company's level of debt could have other negative consequences, including the following:

•	Limiting the Company's ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other general corporate purposes;

•	Limiting the Company's flexibility in planning for, or reacting to, changes in operations, business or the industry in which the Company competes; and

•	Leverage may place the Company at a competitive disadvantage by limiting its ability to invest in the business or in further research and development.
The Company's ability to make payments on the indebtedness depends on the ability to generate cash in the future. If the Company does not generate sufficient cash flow to meet the debt service and working capital requirements, it may need to seek additional financing. Failure to generate sufficient cash flow may result in a violation of financial covenants under our debt agreements and make it more difficult to obtain financing on terms that are acceptable, or at all.
In addition, the Company's credit facility contains covenants that limit the flexibility in planning for or reacting to changes in the business and industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair the Company's ability to finance the future operations or capital needs or to engage in other favorable business activities.
The failure to comply with financial and other covenants contained in the Company's credit facility, including as a result of events beyond the Company's control, could result in an event of default, which, if incurred, could materially and adversely affect operating results and financial condition.
The Company's credit facility contains covenants that relate to various matters including debt and leverage ratios, further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than inventory or obsolete equipment in the normal course of business, changes in management or ownership and payment of dividends. If there were an event of default under any of the debt instruments that was not cured or waived, the holder of the defaulted debt could cause all amounts outstanding with respect to all debt owed to it to be due and payable immediately. Management cannot assure that the Company's assets or cash flow would be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or upon an event of default, or that the Company would be able to refinance or restructure the payments on those debt instruments.
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
The Company's Quality Management System complies with the requirements of ISO 13485:2003, ISO 9001:2008, ISO 14001:2010 and OHSAS 18001: 2010. In addition the Company has registered its manufacturing facilities under ITAR and with the FDA.  If the Company were not able to comply with the Quality Management System or industry-defined standards, it may not be able to fill customer orders to the satisfaction of its customers.  Failure to produce products compliant with these standards could lead to a loss of customers which would have an adverse impact on the Company's business and results of operations.

If trade secrets are not kept confidential, the secrets may be used by others to compete against the Company.
The Company relies on trade secrets to protect its proprietary processes and there are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to the proprietary process.  Ultimately the meaningful protection of such proprietary technology cannot be guaranteed.  The Company relies on confidentiality agreements with its employees.  Remedies for any breach by a party of these confidentiality agreements may not be adequate to prevent such actions.  Failure to maintain trade secret protection, for any reason, could have a material adverse effect on the Company.
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
The Company’s business may be affected by changes in general economic conditions, both nationally and internationally.  Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for the Company’s products.  Additionally, these economic factors, as well as new or higher taxes or tax rates, increased costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial condition and results of operations.
The Company is subject to stringent environmental regulations.
The Company's manufacturing operations are subject to a variety of federal, state and local requirements governing the protection of the environment.  These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from the Company's manufacturing processes.  Failure to comply with environmental law could subject the Company to substantial liability or force the Company to significantly change its manufacturing operations.  In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if it did not cause the contamination.
A product liability suit could adversely affect the Company's operating results.
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
The Company may be exposed to potential risks relating to internal control over financial reporting.
As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, if a reporting company is an accelerated filer or a large accelerated filer (as defined by the Exchange Act), the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the Company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls.  The Company was only subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2012.
In the event the Company qualifies as an accelerated or large accelerated reporting company at the end of its second quarter of 2013, it may be subject to more stringent requirements under SOX 404 for the fiscal year 2013. In the event the independent registered public accounting firm identified significant deficiencies or material weaknesses in the Company’s internal controls that management could not remediate in a timely manner or it was unable to receive an attestation from the independent registered public accounting firm with respect to its internal controls, investors and others may lose confidence in the reliability of the financial statements and the Company’s ability to obtain equity or debt financing in the future could suffer.
Management identified material weaknesses in the financial reporting for 2012. Failure to identify any future ineffectiveness of internal controls could adversely affect the Company and the price of the Company's common stock.
Management continues to review internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under SOX 404. In 2012, such reviews resulted in the identification of material weaknesses in management's internal controls and conclusions that management's disclosure controls and procedures and internal control over financial reporting were ineffective as of December 31, 2012. Specifically, management has determined that the Company's internal controls as of December 31, 2012 were deficient in that the Company did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically as it relates to: (i)the preparation of the Company's financial statements and Annual Report included in the Form 10-K; (ii) the accounting for certain multiple element revenue arrangements; and (iii) segregation of duties as it relates to senior financial management's ability to post journal entries.
Management has discussed its conclusions regarding the deficiencies in internal controls over financial reporting with the Audit Committee and with the Company's independent registered public accounting firm and expects to develop the appropriate remediation plan to address these material weaknesses no later than June 30, 2013.
There is no guarantee that management will not continue to identify material weaknesses in the Company's internal controls in the future. Continued disclosures of material weaknesses in the Company's SEC reports could cause investors to lose confidence in the Company's financial reporting and may negatively affect the price of the Company's stock.
The Company's securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.
The Company's common stock is listed on the NYSE MKT, a national securities exchange, or the Exchange. By letter dated April 17, 2013, the Exchange notified the Company that it is not in compliance with Sections 134 and 1101 of the Exchange's Company Guide as a result of the failure to file its annual report on Form 10-K on a timely basis. In order to maintain the listing of its common stock on the Exchange, the Company was required to submit a plan of compliance by May 1, 2013, advising the Exchange of the actions it had taken, or will take, that will bring it into compliance by July 16, 2013. The Company submitted a plan to the Exchange on May 1, 2013 explaining that the Company planned to file the Form 10-K within the next two weeks. The Company failed to file the Form 10-K within such period. Additionally, the continuing work on the Form 10-K has delayed the review of the Form 10-Q for the period ended March 31, 2013 and such report will not be able to be timely filed. Management discussed the revised timetable with the staff of the NYSE MKT on May 17, 2013 and submitted a revised plan of compliance. In the event the NYSE MKT does not accept the Company's plan of compliance, the Company's common stock will be subject to delisting proceedings.
If the Company is unable to maintain the listing of its stock on the NYSE MKT or another exchange, the Company and its security holders could face significant material adverse consequences including:

•	a limited availability of market quotations for its stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The manufacturing facility and offices of the Company are located in multiple buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of an approximately 22,000 square foot, six story building. The second building is over 94,000 square feet. A third building of approximately 40,000 square feet and a fourth building of approximately 12,000 square feet in the complex are unoccupied opportunities for expansion. The Company also owns a vacant parcel between two of the buildings with ample parking for continued growth. The Company believes its current facilities are sufficient to meet current and future production needs through the fiscal year ending December 31, 2013.
Item 3. LEGAL PROCEEDINGS
The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.   With respect to three specific matters, aggregate claims have been asserted of approximately $700,000.  Management believes the maximum reasonably possible loss related to these matters is substantially less than the amounts asserted.  Management, with its external legal counsel, intends to vigorously defend these matters and management believes that it has meritorious defenses in all such matters.  Accordingly, no accrual has been recorded for these matters as of December 31, 2012.  Management believes that the ultimate resolution of these matters, including like recoveries from insurance carriers if unfavorable outcomes occur, will not have a material adverse effect on our results of operations or financial condition.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock has been listed on the NYSE MKT, formerly the American Stock Exchange, since March 1992 and trades under the ticker symbol HRT.
The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as quoted by the NYSE MKT.

Year Ended December 31, 2012	High	Low
1st Quarter	$4.39	$2.80
2nd Quarter	4.34	2.60
3rd Quarter	3.14	2.12
4th Quarter	2.75	1.89
Year Ended December 31, 2011
1st Quarter	$6.25	$5.20
2nd Quarter	6.02	3.99
3rd Quarter	4.75	3.11
4th Quarter	3.70	3.02
As of May 30, 2013 the number of holders of the Company's common stock is estimated to be in excess of 1,500 including beneficial and record holders of our common stock.
Dividend Policy
On January 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per share.  The dividend of $84,119 was paid March 15, 2012.
On each of January 25, 2011 and July 15, 2011 the Board of Directors declared dividends of $0.06 per share payable on March 1 and August 12, 2011, respectively, for a total of $0.12 per share or $344,659 for the year.
Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future.  Inasmuch as the Company's credit facility provides that the Company shall not declare, pay or authorize any dividend except dividends payable in stock without prior notification of the payment of dividends. The Company does not anticipate paying a dividend in 2013.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
Item 6. SELECTED FINANCIAL DATA
Not Applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, in addition to those contained in "Risk Factors”:

•	our ability to retain customers who represent significant proportions of revenue;

•	our ability to maintain the pricing model, and/or decrease the cost of sales;

•	our ability to increase sales of higher margin products and services;

•
our ability to manage our level of debt which makes us sensitive to the effects of economic downturns; our level of debt and provisions our debt agreements which could limit our ability to react to changes in the economy or our industry;

•
our ability to comply with the covenants contained in our credit facility. This includes as a result of events beyond our control, which could result in an event of default, which could materially and adversely affect our operating results and our financial condition;

•	volatility in commodity and energy prices and our ability to offset higher costs with price increases;

•	continued availability of supplies or materials used in manufacturing at competitive prices;

•	variability of customer delivery requirements;

•	a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business;

•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;

•	our ability to offset higher costs with price increases;

•	our ability to attract and retain employees with the skills to meet the technically complex demands of US manufacturing;

•	adverse regulatory developments in the U.S. or any other country the Company plans to do business in;

•	entrance of competitive products and services in the Company's markets;

•	our ability to execute plans and motivate personnel in the execution of those plans;

•	our ability to protect and retain trade secrets related to our manufacturing processes;

•	adverse claims relating to the Company's intellectual property;

•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;

•	other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC;

•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;

•
the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any;

•	our ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock;

•	our securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; and

•	general economic conditions.
The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.
Results of Operations
The Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2012 by the required filing date of April 1, 2013 because the Company determined that it was necessary to reevaluate the accounting for revenues recognized under its Tooling arrangements. As a result of its reevaluation, the Company identified prior period errors relating to the accounting for certain Tooling transactions.
The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the prior period financial statements included in this filing have been revised to reflect the correction of these errors.

ART and its subsidiary, Micron (collectively the "Company"), is a diversified manufacturer specializing in plastic molding, precision metal and plastics machining and precious metal coating. ART is also engaged in development and licensing signal-averaged electrocardiographic (SAECG) software, through its Predictor brand. RMDDxUSA Corporation and RMDDx Corporation collectively called “WirelessDx” discontinued operations in the third quarter of 2012.
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2012	2011 Revised
Net sales	100.0%	100.0%
Cost of sales	86.5	78.1
Gross profit	13.5%	21.9%
Goodwill impairment	7.2	0.3
Selling and marketing	4.4	3.9
General and administrative	15.0	11.2
Research and development	2.5	1.7
Other expense	0.1	0.1
(Loss) income before income tax provision and discontinued operations	(15.7)	4.7
Income tax (benefit) provision	(4.2)	1.6
(Loss) income from continued operations	(11.5)	3.1
Loss from discontinued operations	(18.2)	(8.5)
Net loss	(29.7)%	(5.4)%
Net Sales
The Company's consolidated net sales for 2012 were $20,642,570, a decrease of $3,663,527 or 15.1%, when compared to the total net sales of $24,306,097 in 2011. Decreases in silver prices resulted in $2,323,777, or 63.4% of this decrease. The remainder was due primarily to a combination of lower order volume and price reductions.
Cost of Sales
The Company's consolidated cost of sales was $17,848,591 (86.5% of net sales) in 2012 compared to $18,986,130 (78.1% of net sales) in 2011; a decrease of $1,137,539 or 6.0%. This variance was largely due to a decrease of $1,047,081 related to both the cost and purchase volume of silver. The decrease was also due, in part, to lower materials costs of $101,170 and lower overhead expenses of $139,748 due to the decrease in revenues. These variances were partially offset by an increase in payroll and benefits for direct and indirect labor of $324,390 as well as an increase in scrapped materials and inventory obsolescence reserves of $245,739.
Selling and Marketing
The Company's consolidated selling and marketing expense decreased to $921,045 (4.4% of net sales) in 2012 from $950,934 (3.9% of net sales) in 2011; a decrease of $29,889 or 3.1%.  In 2012, expense decreases related to a temporary redirection of staff to the discontinued operations and lower attendance at trade shows versus the prior year.
General and Administrative Expenses
The Company's consolidated general and administrative expense increased to $3,102,643 (15.0% of net sales) in 2012 as compared to $2,732,426 (11.2% of net sales) in 2011; an increase of $370,217 or 13.5%.  This increase was due in part to $210,739 in severance expense for the former Chief Executive Officer. This increase was also due in part to $117,616 in additional accounting and tax related professional fees, in part as a result of the third quarter goodwill impairment as well as cost incurred to remediate internal control weaknesses identified in 2011. Additionally, there were increases in professional fees of $190,637, write-offs of patents and trademarks in process of $33,192 and miscellaneous other expenses of $29,001.
Research and Development
The Company's consolidated research and development costs increased to $510,463 (2.5% of net sales) in 2012 from $407,960 (1.7% of net sales) in 2011; an increase of $102,503, or 25%.  The increase is related to costs associated with developing improved processes in manufacturing, and increased expense related to patent work and enhancements to the Predictor software.

Other (Expense) Income
Other expense was $33,200 in 2012 compared to other income of $13,655 in 2011, a decrease of $46,855. Interest expense was $23,881 in 2012 compared to $226 in 2011.  The Company does not incur an unused borrowing base fee under the current credit facility. Other income included bank interest of $248 and $6,853, in 2012 and 2011, respectively.
Income Taxes
The Company’s combined federal and state effective income tax rate from continuing operations was 27.2% and 33.9% in 2012 and 2011, respectively.  The effective rate in 2012 includes a permanent tax adjustment for the book impairment of goodwill attributed to continuing operations. Excluding this one-time impairment charge, the Company's 2012 effective tax rate would have been 39.8%.
The effective rate in 2012 included a valuation allowance of $470,900 as compared to $351,000 in 2011 against deferred income taxes related to discontinued operations. The 2011 effective tax rate also included tax return to provision adjustments of $146,000 from 2010 that were recorded against the 2011 provision.
The Company also reported no federal benefit for a research and development tax credit, as this provision was not extended until after the balance sheet date.
Loss from Discontinued Operations
At a special meeting of the Board of Directors (the "Board") held on July 13, 2012, the Board authorized the Company's management to consider strategic alternatives, on the most favorable terms it can obtain, for all or some portion of the assets of the WirelessDx subsidiaries. On September 4, 2012, the Company's Board of Directors on the recommendation of management authorized the discontinuance of operations and disposition of the assets of WirelessDx.
The expenses and charges related to the termination of WirelessDx operations and its liquidation were $2.4 million. These expenses and charges were comprised of the following major components: (i) $1.0 million related to the impairment of fixed assets, net of liquidation proceeds; (ii) $0.1 million related to the early termination of multiple lease contracts; (iii) $1.0 million for a contingent liability of an unmet performance obligation, for which the liability is carried on the balance sheet of continuing operations as the liability is guaranteed by ART; and (iv) $0.3 million in employee related and other one-time expenses associated with the orderly shutdown of the monitoring operation. The Company sold the majority of the assets prior to the end of 2012.
Loss from discontinued operations was $3,760,827 for the period ended December 31, 2012 compared to $2,075,224 for the period ended December 31, 2011.
Goodwill
The Company accounts for goodwill and indefinite lived intangibles in accordance with ASC 350 “Intangibles – Goodwill and Other.”  Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
The Company's annual goodwill impairment test is conducted at December 31 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below it carrying value. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value. Management considered this a triggering event and therefore performed an interim impairment test.
Accordingly, the Company performed an impairment analysis as of September 30, 2012. Based on the Step 1 analysis, management determined that the fair value of the reporting unit was below the carrying value as of September 30, 2012. The Company's Step 1 analysis was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the fair value of its reporting unit. The income approach requires management to estimate a number of factors which are considered Level 3 inputs, including projected future operating results, economic projections, anticipated future cash flows and discount rates. As part of its valuation to determine the total impairment charge, the Company is also required to perform a Step 2 analysis which includes estimating the fair value of significant tangible and intangible long-lived assets.
As a result, the Company preliminarily determined that the full value of its goodwill was impaired. The Company recorded, in the third quarter of 2012 an estimated preliminary impairment charge of $1,479,727. Step 2 of the impairment test was completed in the fourth quarter of 2012 and it was determined that the full value of its goodwill was in fact impaired. The goodwill impairment charge for the year ended December 31, 2012 was $1,479,727.
At December 31, 2011, the market price of the Company's stock was trading lower than its book value for a prolonged period. The Company was required to acknowledge this as a possible triggering event and that an impairment may exist. In addition, the Company had reorganized its reporting unit structure to combine the three reporting units (Micron Products, New

England Molders, and Leominster Tool) with goodwill into one reporting unit. The combined reporting unit better reflects the synergies between these components and aligns the segment with how management reviews and operates the business. An analysis of goodwill of the three reporting units prior to combining was performed to determine fair value using income and market approaches. The income approach is based on a discounted cash methodology that includes assumptions of, among other things, forecast income, cash flow, growth rates, and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis.
Management determined impairment was required for the Leominster Tool portion of the goodwill equal to $85,239. The Company changed the goodwill annual test date to December 31 aligning the test with the year end audit. As required, the Company's independent registered public accounting firm issued a preferability letter on the matter. The goodwill impairment charge for the year ended December 31, 2011 was $85,239.
Long-Lived Assets
In accordance with ASC 360, "Long Lived Assets," management assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  In the third quarter of 2012, the Company experienced a triggering event as a result of the goodwill impairment as described above. When the Company’s management determines that the carrying value of such assets may not be recoverable, management determines whether impairment exists based on projected undiscounted cash flows. In 2012, $33,192 of certain patents related to Predictor UK and Predictor Europe approval were deemed to be impaired, while in 2011, certain groups of long-lived assets used in production and research and development were impaired for $153,079.
Loss Per Share
The basic and diluted loss per share is $2.22 in 2012 as compared to $0.47 in 2011, an increase in loss per share of $1.75 per share.  The loss per share reflects operational losses during the scale up of WirelessDx, the impairment of equipment held for sale and goodwill, and the increase in the tax valuation allowance.
Off-Balance Sheet Arrangements
The Company entered into a sale lease-back transaction for certain equipment purchased during 2009 totaling $677,810.  A five year operating lease obligation for the equipment began December 31, 2009 with the first payment due February 1, 2010.  The transaction includes an additional $320,817 of lease line capacity.  The operating lease requires payments totaling $207,591 in 2013 and 2014 and $45,591 in 2015.
Liquidity and Capital Resources
Working capital was $1,141,825 as of December 31, 2012 as compared to $6,120,313 as of the same date in 2011.  Operating activities of continuing operations produced positive cash flows of $687,842 in 2012, as compared to $2,632,996 in 2011.
Cash balances were $477,708 and $1,255,251 at December 31, 2012, and 2011, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories decreased to $2,415,104 at the end of 2012 as compared to $3,267,482 as of the same date in 2011, a decrease of $852,378.  This decrease was due in part to an adjustment of $341,458 in overhead absorption, a decrease of $336,657 in the cost of silver, and an increase of $143,613 in inventory reserves for slow moving or obsolescence inventory.
Capital equipment expenditures were $1,294,802 in 2012 as compared to $2,830,240 in 2011.  In 2012, capital expenditures for machinery and equipment were $926,250, largely due to investments in our precision machining capabilities. 2012 also included $435,609 of investments in molding equipment. In 2011, the Company installed a 200kW solar panel array and completed an energy optimization program for a capital cost of approximately $1,384,000. This program is expected to reduce the Company's electrical costs. In 2012, under a Federal program, the Company received a $318,627 grant for the solar installation. The majority of the Company's remaining $170,686 of capital expenditures during 2012 were spent on the addition and replacement of production equipment.
On, March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The new credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million. The new credit facility is secured by certain tangible and intangible property including equipment and fixtures, inventory, accounts receivable, cash and deposit accounts, trademarks, and patents.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw materials inventory, replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The letter of credit from the discontinued operations was secured with cash from this line of credit. The revolver has a maturity date of June 30, 2015. Advances bear interest at the prime rate published by the Wall Street Journal (the "Prime Rate") plus one quarter of one percent with interest payable monthly.
The $1.5 million commercial term loan was used to refinance existing Equipment notes and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018. The term loan provides for payments of principal and interest in sixty monthly installments with a maturity date of March 29, 2018 and a prepayment fee of between 3% and 1%. The unpaid principal balance bears interest at 4.25% per annum.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period. The outstanding principal balance bears interest at the Prime Rate plus one quarter of one percent (the "Base Rate") until the earlier of March 29, 2014 or the date all advances equal $1 million ("the Conversion Date"). Thereafter the rate will be the greater of the Base Rate plus 3% or 4.25%. Interest is payable monthly until the Conversion date and thereafter principal and interest are payable until the maturity date.
In 2012, a $3,000,000 demand line of credit was available, increased from $2,000,000 in 2011.  The agreement provided for borrowings up to 80% of eligible accounts receivable plus 50% of finished goods inventories.  This facility did not carry an annual borrowing base charge.  There was $800,000 of outstanding borrowings on our line of credit as of December 31, 2012 versus no outstanding borrowings at December 31, 2011.  The agreement contained covenants that applied upon drawing on the line including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. In 2012, the line of credit was amended to provide that borrowings were secured by accounts receivable, inventory, cash and deposit accounts. The line of credit had an annual renewal date in April 2013 and was secured with cash from the new line of credit.
Also, secured by this credit line, the Company had a $1,000,000 letter of credit for an unmet performance obligation related to an economic incentive package related to the discontinued operations. The liability is carried on the balance sheet of continuing operations as the liability has been guaranteed by ART. The outcome of this liability will be determined on or before June 2014.
This lease line was amended in 2012 to accommodate a credit limit increase to $2,000,000, and enable the flexibility of either an operating or capital lease. Production equipment for approximately $523,269 was acquired by Micron using this lease line in the first quarter of 2012. In the second quarter of 2012 an additional $888,269 of equipment was acquired to support the capital need of WirelessDx. As of year ended December 31, 2012, this amount was recorded in continuing operations as it was cross collateralized by ART. These leases were paid off and closed on April 1, 2013 with the term loan from the new bank facility.
On January 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per share.  The dividend of $84,119 was paid March 15, 2012. On each of January 25, 2011 and July 15, 2011 the Board of Directors declared dividends of $0.06 per share payable on March 1 and August 12, 2011, respectively, for a total of $0.12 per share or $344,659 for the year.
The Company expects that its current and anticipated financial resources, including the new credit facility, are adequate to maintain current and planned operations through December 31, 2013. However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond December 31, 2013. The Company expects to continue to expand its product offerings and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that it will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on its long-term business plan.
Summary of Changes in Cash Position
As of December 31, 2012, the Company had cash of continuing operations of $477,708, a decrease of $777,543 from December 31, 2011. Cash used in operating activities totaled $1,108,301. Cash provided by operating activities of continuing operations was $687,842, while cash used in operating activities of discontinued operations was $1,796,143. Total cash used in investing activities was $1,238,782 comprised of cash used in continuing operations of $772,552 and cash used in discontinued operations of $466,230. Total cash provided by financing activities was $1,497,450, all from continuing operations.
As of December 31, 2011, the Company had cash of continuing operations of $1,255,251, a decrease of $2,604,231 from December 31, 2010. Cash used in continuing operations was $617,359 and cash used in discontinued operations was $1,986,872. Total cash provided by operating activities totaled $926,488. Cash provided by operating activities of continuing operations was $2,632,996, offset in part by cash used in operating activities of discontinued operations of $1,706,508. Total cash used in investing activities was $3,186,060 comprised of cash used in investing activities of continuing operations of $2,905,696 and cash used in investing activities of discontinued operations of $280,364. Total cash used in financing activities was $344,659, all from continuing operations.
Operating Cash Flows
Cash used in operating activities was $1,108,301 consisting of cash provided by continuing operations of $687,842 and cash used in discontinued operations of $1,796,143. The cash provided by operating activities from continuing operations was due primarily to working capital of $2,649,858 and add-backs for the net loss from discontinued operations of $3,760,827, goodwill impairment of $1,479,727, depreciation and amortization of $1,419,226. The favorable $2,649,858 from working capital includes the recording of a $1.0 million performance guarantee, in the form of a letter of credit, associated with the discontinued operations. This liability is being carried on the balance sheet of continuing operations, as the letter of credit is guaranteed by ART. This was partially offset by cash used in operating activities from continuing operations due primarily to the net loss of $6,137,934 and the change in deferred taxes of $2,684,000. The cash provided by working capital is due in part to reduction of inventory levels of $852,378.
Investing Cash Flows
Cash used in investing activities was $1,238,782 consisting of cash used in continuing operations of $772,552 and cash used in discontinued operations of $466,230. Cash used in investing activities from continuing operations was primarily due to capital expenditures of $1,294,802. Capital expenditures for machinery and equipment were $926,250, largely due to investments in our precision machining capabilities as well as investments in molding equipment of $435,609. These capital expenditures were partially offset by proceeds of $306,285 from the sale of fixed assets and by a $318,627 Federal grant pertaining to the solar panels installation completed in 2011.
Financing Cash Flows
Cash provided by financing activities was $1,497,450. The cash provided by financing activities of continuing operations is due to draw downs on the line of credit of $800,000 and proceeds related to equipment notes of $935,232, partially offset by principal payments on the notes of $153,663 and dividend payments of $84,119.
Inflation
The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations except for the impact of the increase in volatility of materials and energy prices, particularly the cost of silver.
Environmental Groundwater
Like many industrial processes, the Company's manufacturing process utilizes hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation.  Since its inception, the Company has expended significant funds to train its personnel, install waste treatment and recovery equipment and retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities.  As a result, the Company believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.
Based on the Company’s analysis, the Company does not expect future costs in connection with environmental matters to have a material adverse effect on its financial condition, result of operations or liquidity aside from cost of regulatory compliance and maintaining certifications and processes related to compliance with environmental regulations.
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder's equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. This ASU changes the financial statement presentation of comprehensive income but has not had any material impact on the Company's results of operations, cash flows, or financial position.
In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not more likely than not less than the carrying value, then performing a two-step impairment test is no longer necessary. These amendments have not had a material impact on the Company's results of operations, cash flows, or financial position.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements.  Some of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
Management believes that the following are critical accounting policies:
     Revenue Recognition
Revenue is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company defers revenue recognition on the sale of certain molds and tools, as well as certain engineering and validation services, until customer acceptance, including inspection and installation requirements, as defined, are achieved. The Company evaluates revenue arrangements with potential multiple element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the undelivered elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available.
When possible, revenue is allocated to the elements based on VSOE or TPE for each element. For arrangements where VSOE or TPE cannot be established, the Company uses BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would typically transact a standalone sale of the product or service. BESP is determined by considering a number of factors including the Company's pricing policies, internal costs and gross margin objectives, current market conditions, information gathered from experience in customer negotiations and the competitive landscape.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services and production units. The Company has determined that sale of certain molds, tooling, engineering and validation services, and the production units, represent one unit of accounting, based on an assessment of the respective standalone value, as defined in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
The Company evaluates the merits and uniqueness of each transaction, the related product(s), and the customer, to determine if the arrangement qualifies for revenue recognition as multiple element arrangement. The Company determined that the estimated product life-cycle, and historical knowledge of the customer, will determine the appropriate life over which the deferred revenue will be amortized into revenue, which generally takes place within two to five years of the initiation of the arrangement. Revenue for the production units is recognized upon shipment.
The Company cannot adequately predict short-term or long-term future production units in a consistent and meaningful manner given the prototyping and sampling nature of these molds and associated products. Many of these products require validation of a new design or acceptable end product and their viability in their respective competitive marketplaces. Therefore, the future production possibilities are unpredictable and sometimes volatile making the Company unable to account for the transactions under the Units of Production method. Therefore, management has determined that the most appropriate method of amortizing the amounts into revenue is the straight-line method. The life over which the deferred revenue will be amortized into revenue will be determined based upon the terms of the arrangement, estimated product life-cycle, historical knowledge of the customer and any other relevant information. Management estimates that the amortization of the arrangements will generally take place over a two to five year period.
Furthermore, the Company will use these factors in determining when it may be appropriate to accelerate remaining deferred revenue into income for products or customers who may have excessive time lags between the making of the mold and the production of units from the mold. Product life-cycles, customer supply chains, customer financial performance and other items may be indicators to management that realization of future production orders for the product may be more likely than not, improbable. At such point, management may determine, in its estimates, that it is appropriate to recognize the remaining revenue.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, the Company reviewed the accounting treatment of revenue recognition for certain molds, tooling and validation services (collectively “Tooling”) and their relation to molding or machining of production units for sale to the customer. As a result of such review, management determined that the Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
The Company has determined that the errors were immaterial to the overall presentation of prior year financial statements and therefore has revised the prior year audited, December 31, 2011 financial statements, as well as the December 31, 2010 ending retained earnings, as more fully described in Note 2.
Additionally, the Company has presented revised quarterly unaudited financial information, to correct errors in the revenue recognition for certain Tooling transactions, for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 as well as the prior period quarterly unaudited financial information for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and the audited period ended December 31, 2011 (See Note 14).
The Company also recognizes revenue in accordance with ASC 985-605 "Software - Revenue Recognition" for software licenses it sells. Revenue is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.
Allowance for doubtful accounts
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
The Company reserves for excess, slow moving, and obsolete inventory.  A review of inventory on hand is made at least annually and obsolete inventory may be disposed of and/or recycled.  The review is based on several factors including an assessment of expected future orders, historical sales, and product obsolescence.
Prepaid Tooling
Costs related to the pre-production design and development for certain molds, tooling and validation services (collectively “Tooling”) are classified as other current and other non-current assets as applicable. Prepaid Tooling costs include such costs associated with the production of tools sold to customers, for which the Company is recording corresponding deferred revenue. As deferred revenue is amortized into revenue, the associated prepaid tooling costs are expensed to cost of sales.
Deferred Tax Assets
The Company assesses its deferred tax assets based upon a more likely than not to be realized criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  The Company recognizes the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position. After management's required analysis of whether the realization of the deferred income tax assets is more likely than not, management concluded that no valuation allowance was necessary for continuing operations. For the years ended December 31, 2012 and December 31, 2011, management recorded full valuation allowances of $470,900 and $351,000, respectively, for its discontinued operations .
Asset Impairment – Goodwill and other intangibles
The Company accounts for goodwill and indefinite intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other”. Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
The Company's annual goodwill impairment test is conducted at December 31 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below it carrying value. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value which management considered a triggering event.

Therefore, management performed an impairment analysis as of September 30, 2012. Based on the Step 1 analysis, management determined that the fair value of the reporting unit was below the carrying value as of September 30, 2012. The Company's step 1 analysis was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the fair value of its reporting unit. The income approach requires management to estimate a number of factors which are considered Level 3 inputs, including projected future operating results, economic projections, anticipated future cash flows and discount rates. As part of its valuation to determine the total impairment charge, the Company is also required to perform a Step 2 analysis which includes estimating the fair value of significant tangible and intangible long-lived assets.
As a result, the Company preliminarily determined that the full value of its goodwill was impaired. The Company recorded, in the third quarter of 2012, an estimated preliminary impairment charge of $1,479,727. Step 2 of the impairment test was completed in the fourth quarter of 2012 and it was determined that the full value of its goodwill was in fact impaired. The goodwill impairment charge for the year ended December 31, 2012 was $1,479,727.
At December 31, 2011, the market price of the Company's stock was trading lower than its book value for a prolonged period. The Company was required to acknowledge this as a possible triggering event and that an impairment may exist. In addition, the Company had reorganized its reporting unit structure to combine the three reporting units (Micron Products, New England Molders, and Leominster Tool) with goodwill into one reporting unit. The combined reporting unit better reflects the synergies between these components and aligns the segment with how management reviews and operates the business. An analysis of goodwill of the three reporting units prior to combining was performed to determine fair value using income and market approaches. The income approach is based on a discounted cash methodology that includes assumptions of, among other things, forecast income, cash flow, growth rates, and long-term discount rates, all of which require significant judgment. The market approach is based on the Company's market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis.
Management determined impairment was required for the Leominster Tool portion of the goodwill equal to $85,239. The Company changed the goodwill annual test date to December 31 aligning the test with the year end audit. As required, the Company's independent registered public accounting firm issued a preferability letter on the matter. The goodwill impairment charge for the year ended December 31, 2011 was $85,239.
Asset Impairment – Long-Lived Assets
In accordance with ASC 360, "Long-Lived Assets," management assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When the Company’s management determines that the carrying value of such assets may not be recoverable, management determines whether an impairment exists based on projected undiscounted cash flows. As a result of the triggering events described above in our goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. In 2012, $33,192 of certain patents related to Predictor UK and Predictor Europe approval were deemed to be impaired, while in 2011, certain groups of long-lived assets used in production and research and development were impaired for $153,079.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item may be found on pages F-1 through F-36 of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not Applicable.
Item 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below under “Management's Report on Internal Control over Financial Reporting” the Certifying Officers determined that there were material weaknesses in the internal control over financial reporting as of December 31, 2012, related to the preparation of our financial statements and Annual Report included in this Form 10-K, the accounting for certain multiple-element revenue arrangements and segregation of duties as it relates to senior financial management's ability to post journal entries.
Based on these evaluations, the Certifying Officers have concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting
The Company's Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act.
Internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of the Company's assets that could have a material effect on the financial statements.
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
The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012. Specifically, management has determined that the Company's internal controls as of December 31, 2012 were deficient in that the Company did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically as it relates to: (i) the preparation of the Company's financial statements and Annual Report included in the Form 10-K; (ii) the accounting for certain multiple-element revenue arrangements; and (iii) segregation of duties as it relates to senior financial management's ability to post journal entries.
Management has discussed its conclusions regarding the deficiencies in internal controls over financial reporting with the Audit Committee and with the Company's independent registered public accounting firm and expects to develop the appropriate remediation plan to address these material weaknesses no later than June 30, 2013.
Further, there were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
 The directors and executive officers of the Company are as follows:

Name	Age	Title
E. P. Marinos	71	Chairman of the Board
Salvatore Emma, Jr.	53	President, Chief Executive Officer and Director
Jason R. Chambers	35	Director
Patrick L. Muldoon	58	Director
Paul F. Walter, M.D.	76	Director
David A. Garrison	45	Executive Vice President of Finance and Chief Financial Officer
     Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.
E. P. Marinos.  Mr. Marinos has served as a director of the Company since 1994.  From 1995 until 1997, he was President and Chief Executive Officer of the Company. He has served as Chairman of the Board from 2001 to the present.  Mr. Marinos has been Chief Executive Officer of AMT/EPM Associates, a consulting firm, since 2001.  Mr. Marinos was President and Chief Executive Officer of Midcoast Interstate Transmission, Inc. (MIT), an interstate pipeline company, from 1997 until 2001.  He also became Corporate Vice President of Administration for Midcoast Energy Resources, Inc. (MRS), MIT's parent company, and President and Chief Executive Officer of Kansas Pipeline Co. a subsidiary of MRS in 1999 and he held those positions until MRS was sold in 2001.   From 2009 to 2012 he served as a director of the Bay Area Houston Ballet & Theatre, a non-profit organization.  Mr. Marinos holds a B.S. in Business Administration with majors in Finance and Accounting from Wayne State University and is a member of the AICPA.
Mr. Marinos brings upwards of 18 years prior experience with a “Big 8” accounting firm, including years of experience providing audit and advisory services to a variety of industries including medical, engineering, banking and energy.  His prior service as president and CEO of the Company as well as CEO and CFO of other publicly traded companies expand his breadth of knowledge of business and management.  His advanced degree in business administration including majors in finance and accounting, as well as prior experience, qualify him to serve as a member of the Company’s Audit Committee.
Salvatore Emma, Jr.  Mr. Emma was appointed President, Chief Executive Officer, and Director of the Company effective April 1, 2013. Prior to this appointment, Mr. Emma served as Vice President and General Manager of Micron Products since 2008.  As Vice President and General Manager, Mr. Emma guided efforts in strategy, operations, innovation and continuous improvement to meet the needs of leading multinational corporations and other customers in the medical products, defense, commercial, and consumer markets. Mr. Emma joined Micron Products in 2007 as Director of Information Technology. Prior to joining Micron Products, he was an enterprise information systems consultant from 1995 to 2007. In this role, he led a variety of strategic initiatives including ERP implementation, business intelligence, information systems design, programming, and business systems architecture.  Previously, he served as Corporate Controller at Kervick Enterprises, Inc., an aerospace and orthopedics investment casting and forging manufacturing company.  Mr. Emma holds a Bachelor of Science in Business Administration with a minor in Computer Science from Fitchburg State University.
As the only management representative on the Company’s Board, Mr. Emma provides an insider’s perspective in Board discussions about the business and strategic direction of the Company.  In addition, he has experience in all aspects of the Company’s business as well as advanced studies in industrial management.  Mr. Emma is also active in local organizations and his contacts in the Fitchburg, Massachusetts, business and educational community afford him the opportunity to have a working relationship with local leaders.
Jason R. Chambers.  Mr. Chambers has served as a director of the Company since 2006.  Mr. Chambers has served as President of Mountain Brook Water, a water bottling and distribution company, from 2002 to present, and from 2001 to present has served as a consultant assisting The Chambers Medical Foundation, a private foundation (the "Foundation"), in assessing medical grant applications. Mr. Chambers was appointed Trustee of the Foundation in 2011.  The Foundation beneficially owns approximately 10% of the Company’s outstanding common stock.  Mr. Chambers holds a Bachelor of Science degree from Vanderbilt University School of Engineering and a Masters of Business Administration degree from Owen Graduate School of Management, Vanderbilt University with a concentration in finance and marketing.  Mr. Chambers is also a Dana-Farber Cancer Institute Hematologic Oncology visiting committee member.

Mr. Chambers brings over 10 years practical business and finance experience as the president of a growing enterprise along with knowledge of and relationships with the medical community through his non-profit activities.  His advanced degree in business administration and finance experience qualify him to serve on the Company's Audit Committee.
Patrick L. Muldoon. Mr. Muldoon has served as a director since 2011. He has served, since 2004, as President and CEO of HealthAlliance Hospitals, Inc. and Central New England HealthAlliance, Inc. HealthAlliance Hospitals' 1600 employees provide acute, psychiatric, rehabilitation, urgent, emergent and visiting nurse services to the residents in North Central Massachusetts and southern New Hampshire. HealthAlliance Hospitals is the largest community hospital within the UMass Memorial Health Care System. In such position, Mr. Muldoon is responsible for hospital operations, strategy and long-term planning. He currently also serves on the Board of Trustees of the Massachusetts Hospital Association and recently chaired the Special Committee on Finance. He is past chair of the United Way Capital Campaign and past chair of the North Central Massachusetts Chamber of Commerce. Mr. Muldoon currently serves as Chairman of the Board of HealthAlliance with Physicians, Inc., a physician/hospital organization engaged in the management of four full risk/capitated contracts. He also currently serves on the boards of the Worker's Credit Union, Spanish American Center, the Shine Initiative of Fidelity Bank and the Regional Economic Development Institute at Fitchburg State University. In recognition of his community service, Mr. Muldoon received the Multi-Cultural Center's Distinguished Service Award in 2009 and the Community Health Champion Award from Community Health Connections in 2010. Mr. Muldoon holds a B.S. in Health Services from Providence College and an MBA in Business from Loyola University of Chicago. He is currently a Fellow of the American College of Health Care Executives.
Mr. Muldoon brings over 30 years' experience in hospital operations and the medical community. His position as the President of a large, growing health care facility and in-depth knowledge and experience with health care operations, strategy and long-term planning in the health care field, position him to provide valuable insights into that market.
Paul F. Walter, M.D.  Dr. Walter has served as a director of the Company since its founding in 1982.  Dr. Walter retired from his position as an electrophysiologist and Professor of Medicine at Emory University in 2010, where he served on the faculty since 1980. He specialized in cardiology and clinical electrophysiology.  Dr. Walter started the arrhythmia/electrophysiology service at Emory University in 1980.  He performed clinical research studies in signal averaged electrocardiography when this test was being developed in the 1980s.  He is a graduate of the University of Nebraska, College of Medicine with graduate studies at the University of Michigan.
Dr. Walter has over 30 years' experience on the Company’s Board and brings over 50 years of experience in the medical field and community, particularly as it relates to cardiology.  His experience on the faculty of Emory University and in-depth knowledge and experience with electrophysiology and developments in cardiology, uniquely position him to provide valuable insights into innovative products in the medical field as well as markets for such products.
David A. Garrison.  Mr. Garrison was appointed Executive Vice President of Finance of the Company in 2004 and has served as Chief Financial Officer since 2002.  He joined the Company as Corporate Controller in 2002 after nine years as Controller and Chief Financial Officer of H & R 1871, Inc., a privately held manufacturer of consumer products.  Mr. Garrison hold a B.S. in Finance from Miami University and a Masters in Business Administration from Boston University.
Each executive officer of the Company is appointed by the Board of Directors and holds his office(s) at the pleasure and discretion of the Board.
No director or director nominee is related to any other director, director nominee or executive officer of the Company or its subsidiaries, and there are no arrangements or understandings between a director or director nominee and any other person pursuant to which such person was elected or nominated to serve as a director.
There are no material proceedings to which any director, director nominee, executive officer or affiliate of the Company, any owner of record or beneficial interest of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.
No director, director nominee, officer or affiliate of the Company, owner of record or beneficial interest of more than five percent of any class of voting securities of the Company has, to the Company’s knowledge, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Requirements
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the New York Stock Exchange.  Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.
Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2012, except that two Forms 4 reporting common stock acquisition transactions were filed late by Michael S. Gunter.
CORPORATE GOVERNANCE
The Board of Directors
     The Board of Directors oversees the business affairs of the Company and monitors the performance of management. Pursuant to the Company’s By-Laws, the Board of Directors has established that the Board of Directors shall consist of seven members. Currently the number of seats on the Board is five.  The Company’s By-Laws further provide that the Board of Directors be divided in three classes serving staggered three year terms with each class to be as nearly equal in number as possible.
Director Independence
The Company's common stock is listed on the NYSE MKT stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the NYSE MKT Company Guide and applicable federal securities laws. Under these requirements, the Board undertakes an annual review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and the Company and its affiliates, if any. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Messrs. Marinos, Chambers, Walter, and Muldoon are “independent” as defined in the NYSE MKT Company Guide. The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NYSE MKT listing requirements. The Board bases these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.
Committees of the Board of Directors
The Board of Directors has established the following standing committees, namely, an Audit Committee, a Compensation Committee, an Executive and Finance Committee and a Nominating and Corporate Governance Committee.
Audit Committee.  The Audit Committee is presently composed of three members of the Board: Mr. Jason Chambers (Chairman), Mr. E.P. Marinos and Mr. Patrick L. Muldoon. The Audit Committee assists the Board of Directors in the oversight of the audit of the Company’s financial statements and the quality and integrity of its accounting, auditing and financial reporting processes.  The Audit Committee also has the responsibility of reviewing the qualifications, independence and performance of the Company’s independent registered public accounting firm and is responsible for the appointment, retention, oversight and, where appropriate, termination of the independent registered public accounting firm.  The Board of Directors has determined that each of the members of the Audit Committee meets the criteria for independence under the applicable listing standards of the NYSE MKT, and that Mr. Marinos also qualifies as an “audit committee financial expert,” as defined by the rules adopted by the SEC.  The Board of Directors has adopted a written charter for the Audit Committee, which is reviewed annually by the Audit Committee.  The current Audit Committee Charter is available on the Company’s web site, namely, http://www.arthrt.com/investor-relations/corporate-governance/.
Compensation Committee.  The Compensation Committee is presently composed of four members of the Board: Dr. Paul F. Walter (Chairman), Mr. E.P. Marinos, Mr. Patrick L. Muldoon and Mr. Jason R. Chambers. The principal functions of the Compensation Committee are to evaluate the performance of the Company’s senior executives, to consider the design and competitiveness of the Company’s compensation plans, to review and recommend senior executive compensation and to administer the Company’s equity-based compensation plans.  The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. All decisions of the Committee relating to compensation of the President and Chief Executive Officer and other Named Executive Officers are reviewed and approved by the other non-employee Directors.  The current Compensation Committee Charter is available on the Company’s web site, namely, http://www.arthrt.com/investor-relations/corporate-governance/.
Executive and Finance Committee.  The Executive and Finance Committee is composed of four members of the Board:  Mr. E. P. Marinos, Mr. Patrick L Muldoon, Mr. Jason R. Chambers and Dr. Paul F. Walter.  The principal functions of the Executive and Finance Committee are reviewing and evaluating significant business and policy decisions and making recommendations to the full Board of Directors.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is presently composed of four members of the Board:  Mr. E.P. Marinos (Chairman), Mr. Patrick Muldoon, Dr. Paul F. Walter, and Mr. Jason R. Chambers, each of whom is an independent director as independence is defined by the rules and regulations of the NYSE MKT.  The Nominating and Corporate Governance Committee assists the Board in identifying individuals qualified to be directors, oversees the composition, structure and evaluation of the Board and its committees, and develops and maintains a set of corporate governance guidelines.  The Nominating and Corporate Governance Committee reviews these guidelines regularly and recommends changes as necessary or appropriate.  A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website, http://www.arthrt.com/investor-relations/corporate-governance/.
Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics that applies to all its employees as well as its principal executive, financial and accounting officers.  A copy of the Code can be found on the Company’s website at http://www.arthrt.com/investor-relations/corporate-governance/.  The Company intends to satisfy the disclosure requirements regarding any amendments to or waivers from a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the address set forth above.

Item 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2012 and 2011, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2012, the Company's Chief Executive Officer and the Company's most highly compensated executive officers serving as such as of December 31, 2012 whose compensation was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(3)	Total ($)
James E. Rouse (4, 6)	2012	236,800	-	-	-	-	-	219,650	456,450
President and CEO	2011	271,000	-	-	18,070	-	-	-	289,070
Michael S. Gunter, Interim President and CEO (7)	2012	36,667	-	-	-	-	-	-	36,667
David A.Garrison (5)	2012	192,000	-	-	-	-	-	-	192,000
EVP and CFO	2011	157,500	-	-	18,070	-	-	-	175,570
__________________________

(1)
Amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Option awards were made on May 19, 2011 and June 3, 2011 with a Black-Scholes value of $0.50 and $1.30 per share, respectively. A more detailed discussion of the assumptions used in the valuation of option awards made in fiscal year 2010 and 2011 may be found in Note 11 of the Notes to the Financial Statements in the Company’s Form 10-K for the year ended December 31, 2012.

(2)	The amounts shown in this column include payments made under the annual performance-based incentive plan.

(3)
Includes prerequisites based on the aggregate incremental cost to the Company unless the amount of such compensation is less than $10,000, gross-ups or other amounts reimbursed during the year for payment of taxes; accrued severance payments; contributions to defined contribution plans and the dollar value of insurance premiums paid by the Company with respect to life insurance for the benefit of the named executive officer.

(4)	Mr. Rouse was appointed President and Chief Executive Officer of the Company in October 2002. He served as President and Chief Operating Officer of the Company from October 2001 to October 2002.

(5)	Mr. Garrison was appointed as Executive Vice President of Finance of the Company in December 2004, and has served as Chief Financial Officer of the Company since November 2002.

(6)	Mr. Rouse resigned as President and Chief Executive Officer effective October 26, 2012. The amount of his severance agreement of $210,739, is included in All Other Compensation above.

(7)	Mr. Gunter was appointed to serve as Interim President and Chief Executive Officer effective October 29, 2012 through March 31, 2013.

Employment Agreements
The Company entered into an Executive Employment Agreement as of October 4, 2006 with James E. Rouse, the Company’s President and Chief Executive Officer, for the five year period commencing as of October 4, 2006.  Effective as of September 30, 2011, the Company entered into an amendment to the agreement extending the term of the agreement to December 31, 2012, and fixing the base salary thereunder commencing October 5, 2011, at $288,000.
On October 26, 2012, Mr. Rouse resigned as President and Chief Executive Officer and director. The Company entered into a severance agreement with Mr. Rouse which entitled him to continuance of his base salary through December 31, 2012 at his current rate of pay and for the fiscal year beginning January 1, 2013, an aggregate of $144,000, subject to compliance with restrictive covenants set forth in his employment agreement as well as continuation of group employee benefits through December 31, 2013, to the extent elected. Mr. Rouse's resignation was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.
On October 29, 2012, Mr. Michael S. Gunter, a member of the Company's Board of Directors and a member of its Audit Committee was appointed Interim CEO of the Company for an initial period of 90 days. The Company agreed to pay Mr. Gunter $50,000 for such period.
The Company entered into an Executive Employment Agreement as of February 14, 2007, with David A. Garrison, the Company’s Executive Vice President and Chief Financial Officer, for the five year period commencing as of January 1, 2007. Effective as of September 30, 2011, the Company entered into an amendment to the agreement extending the term of the agreement to December 31, 2012, and fixing the base salary thereunder commencing as of January 1, 2012 at $192,000.

Outstanding Equity Awards at Fiscal Year End, December 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James E. Rouse	2,000(1)	—	—	9.86	1/25/2013	—	—	—	—
	2,000(2)	—	—	5.73	1/25/2013	—	—	—	—
						—	—	—	—
Michael S. Gunter	2,000(7)	8,000(7)		5.73	3/31/2013

David A. Garrison	6,000(3)	1,500(3)	—	7.15	1/2/2014	—	—	—	—
	2,000(4)	3,000(4)	—	3.41	1/4/2016	—	—	—	—
	2,000(5)	8,000(5)	—	9.86	5/19/2021	—	—	—	—
	2,000(6)	8,000(6)	—	5.73	6/3/2021	—	—	—	—
__________________________

(1)	Exercisable as to 2,000 shares up to 90 days after 10/26/12 termination date, or 1/25/2013.

(2)	Exercisable as to 2,000 shares up to 90 days after 10/26/12 termination date, or 1/25/2013.

(3)	Exercisable as to 1,500 additional shares on 1/2/09 and each anniversary until all 7,500 options are exercisable.

(4)	Exercisable as to 1,000 additional shares on 1/4/11 and each anniversary until all 5,000 options are exercisable.

(5)	Exercisable as to 2,000 shares on 5/19/12 and each anniversary until all 10,000 options are exercisable.

(6)	Exercisable as to 2,000 shares on 6/3/12 and each anniversary until all 10,000 options are exercisable.

(7)	Exercisable as to 2,000 shares on 6/3/12. All shares forfeited upon termination 3/31/13.
Employee Benefit Plans
The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company's matching contributions are at the discretion of the Company.  The Company's matching contributions in 2012 and 2011 were $43,149 and $41,082, respectively.
Equity Incentive Plan
On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee which was approved by stockholders at the 2010 Annual Meeting. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option, which expired in 2011, will continue to govern outstanding options but no additional options were granted thereunder following adoption of the 2010 Plan. The 2010 Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation and under which an aggregate of 500,000 shares have been reserved for such grants.

Director Compensation
For fiscal year 2012 each non-employee director received cash compensation of $30,000, payable annually.  Additionally, the Chairman of the Board received an additional $5,000 and the chairman of the audit committee received an additional $4,000. Directors who are full time employees receive no compensation for serving as directors.  During fiscal year 2012 our non-employee directors who were serving in such capacity in 2012 received the following fees:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
E.P. Marinos	$35,000	—	—	—	—	—	$35,000
Jason R. Chambers	34,000	—	—	—	—	—	$34,000
Paul F. Walter, M.D.	30,000	—	—	—	—	—	$30,000
Michael S. Gunter	24,643	—	—	—	—	—	$24,643
Patrick L. Muldoon	30,000	—	—	—	—	—	$30,000
__________________________

(1)	Includes amounts earned from the annual retainer and chairperson fees.
Compensation Committee Procedures
The following information relating to the Compensation Committee is not soliciting material and as such is not deemed filed with the SEC nor incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Report of Form 10-K and irrespective of any general incorporation language in any such filing.
The Compensation Committee is responsible for establishing and reviewing the Company’s executive compensation policies, advising the full Board of Directors on all compensation matters and administering the Company’s employee benefit plans including the 2010 Equity Incentive Plan.
The Compensation Committee works with management to develop relationships between pay levels, financial performance and returns to stockholders, in order to align our compensation structure with our organizational objectives.  By tying compensation in part to particular goals, the Compensation Committee believes that a performance-oriented environment is created for the Company’s employees and executives.  All decisions of the Committee relating to compensation of the President and Chief Executive Officer and other Named Executive Officers are reviewed and approved by the other non-employee Directors.
The Company's executive compensation policies are designed to foster the Company's business goals of achieving profitable growth and premium returns to stockholders.  The principal objectives of these policies are as follows: (1) to attract, motivate and retain executives of outstanding ability and character; (2) to provide rewards based on each person’s individual performance and  the Company’s overall financial performance and growth during the prior year by placing a portion of compensation at risk; and (3) to align the interests of executives and stockholders through long-term, equity-based incentives and programs to encourage and reward stock ownership.
Compensation for our Named Executive Officers consists of three major components: base salary which is reviewed annually by the Compensation Committee; annual cash bonuses which are determined based on individual performance and the Company's performance; and long-term equity based incentive awards, typically in the form of stock options.
The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Owners of at Least Five Percent of our Common Stock
The following table shows, to the best of our knowledge, all persons we know to be beneficial owners of five percent or more of the voting securities of the Company as of May 23, 2013.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class(1)
Chambers Medical Foundation	276,268(2)	9.9%
Edwin K. Hunter, Trustee 1807 Lake Street Lake Charles, LA 70601

FMR LLC	271,041(3)	9.7%
Fidelity Management & Research Co. 82 Devonshire Street Boston, MA 02109
___________________________

(1)
Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.  In accordance with Rule 13d-3 under the Exchange Act, each person’s percentage ownership is determined by assuming that the options that are held by that person, and which are exercisable within 60 days, have been exercised.

(2)	Based on information included in a Schedule 13D/A filed with the SEC on September 21, 2011 by the Chambers Medical Foundation.

(3)	Based on information included in a Schedule 13G/A filed with the SEC on April 9, 2009.
Security Ownership of Directors and Executive Officers
The following table shows the securities owned by each director and director nominee, the Named Executive Officers as defined below, and by all of the present executive officers and directors as a group as of May 23, 2013.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class(1)
Jason R. Chambers	121,543(2)	4.46%
Paul F. Walter, M.D.	84,555(2)	3.10%
E. P. Marinos	74,448(2)	2.73%
David A. Garrison	42,100(3)	1.55%
Salvatore Emma, Jr.	51,010(4)	1.87%
Patrick L. Muldoon	6,695(5)	*
All Executive Officers and Directors as a Group (6 Persons)	380,351(6)	13.46%
___________________________
* Less than 1%

(1)
Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned as of December 31, 2012 by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.  In accordance with Rule 13d-3 under the Exchange Act, each person’s percentage ownership is determined by assuming that the options that are held by that person, and which are exercisable within 60 days, have been exercised.  The address of all persons listed above is c/o Arrhythmia Research Technology, Inc., 25 Sawyer Passway, Fitchburg, MA 01420.

(2)	Includes 22,500 shares issuable upon exercise of options, but excludes 15,000 shares which are not currently exercisable.

(3)	Includes 18,500 shares issuable upon exercise of options, but excludes 14,000 shares issuable pursuant to options which are not currently exercisable.

(4)	Includes 16,000 shares issuable upon exercise of options, but excludes 44,000 shares issuable pursuant to options which are not currently exercisable.

(5)	Includes 4,000 shares issuable upon exercise of options, but excludes 6,000 shares issuable pursuant to options which are not currently exercisable.

(6)
Includes 106,000 shares of the Company's common stock that executive officers and directors have the right to acquire upon exercise of stock options that are currently exercisable or exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2012, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	285,000	$6.96	340,000 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	285,000	$6.96	340,000 (1)
__________________________
(1)2010 Equity Incentive Plan approved by shareholders at the 2010 annual meeting.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with Management and Others
The Company’s Audit Committee reviews and oversees transactions between the Company and its executive officers and directors pursuant to its charter. All transactions between the Company and its officers, directors or their affiliates have been approved or ratified by a majority of the directors who did not have an interest in, and who were not employed by the Company at the time of, such transaction.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees billed by Grant Thornton LLP for services rendered in connection with the fiscal years ended December 31, 2012 and 2011, respectively, are set forth below. All fees earned by our independent registered public accounting firm were pre-approved by the Audit Committee.

	2012	2011
Audit fees	$331,059	$137,505
Audit-related fees	—	—
Tax fees	35,091	21,500
All other fees	—	—
Audit Fees
Audit Fees for 2012 and 2011 consist of fees for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s quarterly reports, and audit services provided in connection with other statutory or regulatory requirements and amounted to $331,059 and $137,505 respectively, an increase of $193,554. This increase is due primarily to audit overruns in 2012, as well as additional overruns for serviced rendered in relation to the third quarter 2012 review and related accounting for discontinued operations.
Audit-Related Fees
In 2012 and 2011, the Company had Audit-Related Fees.
Tax Fees
Tax Fees for 2012 and 2011 consist of tax service fees for compliance work, as well as tax planning and tax advice and amounted to $35,091 and 21,500 respectively, all of which was approved by the Audit Committee of the Board of Directors. The increase in tax fees billed in 2012 are due in part to additional services rendered related to the accounting for deferred income tax and their impact on the filing of the 2011 tax returns.
All Other Fees
There were no Other Fees for 2012 and 2011.

Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent registered public accounting firm.  Such policies and procedures provide that management and the independent registered public accounting firm shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each fiscal year.  In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis.  Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service.  The policies and procedures require management and the independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.
As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members, for audit and non-audit services to a subcommittee consisting of one or more members of the Audit Committee.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled meeting.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) We have filed the following documents as part of this report:
1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Balance sheets
Statements of operations
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:    /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.,
President and Chief Executive Officer
May 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Salvatore Emma, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2013
Salvatore Emma, Jr.

/s/ David A. Garrison	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2013
David A. Garrison

/s/ E. P. Marinos	Chairman of the Board	May 30, 2013
E. P. Marinos

/s/ Jason R. Chambers	Director	May 30, 2013
Jason R. Chambers

/s/ Patrick L. Muldoon	Director	May 30, 2013
Patrick L. Muldoon

/s/ Paul F. Walter	Director	May 30, 2013
Paul F. Walter, MD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation	(a)
3.1	Amended and Restated By-laws	(c)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(b)
4.10*	2010 Equity Incentive Plan	(d)
10.48*	Severance Agreement between James E. Rouse and the Company dated October 25, 2012	X-1
10.49*	Interim agreement between Michael S. Gunter and the Company dated October 29, 2012	X-2
16.1	Resignation of CCR LLP	(h)
18.1	Preferability letter from Independent Registered Accounting firm	(i)
21.0	Subsidiaries	(f)
23.1	Consent of Grant Thornton LLP	X-3
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference to the Company's Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(c)	Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission in July 2011.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2006, as filed with the Commission in March 2007.

(f)	Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2010, as filed with the Commission in March 2011.

(g)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission in November 2011.

(h)	Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission in December 2011.

(i)	Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2011 as filed with the Commission in April 2012.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. (a Delaware corporation) and its subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
May 30, 2013

Arrhythmia Research Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,	2012	2011 (Revised)
Assets
Current assets:
Cash and cash equivalents	$477,708	$1,255,251
Trade accounts receivable, net of allowance for doubtful accounts of $117,098 and $58,496, at December 31, 2012 and 2011, respectively	3,181,721	3,460,369
Inventories, net	2,415,104	3,267,482
Deferred income taxes (Note 2)	199,432	53,970
Prepaid taxes	194,912	188,640
Deposits, prepaid expenses and other current assets (Note 2)	574,999	626,298
Current assets from discontinued operations	34,301	318,940
Total current assets	7,078,177	9,170,950
Property, plant and equipment, net	7,158,512	7,641,309
Goodwill	—	1,479,727
Other intangible assets, net	156,091	149,763
Long-term deferred tax assets, net (Note 2)	2,068,538	—
Other non-current assets (Note 2)	214,596	87,978
Non-current assets from discontinued operations	284,300	946,361
Total assets	$16,960,214	$19,476,088

Liabilities and Shareholders’ Equity
Current liabilities:
Demand line of credit	$800,000	$—
Current portion of equipment note	267,043	—
Accounts payable	2,437,778	2,128,447
Accrued expenses	393,913	280,576
Customer deposits	121,779	232,555
Deferred revenue (Note 2)	315,268	159,044
Performance guarantee liability	1,000,000	—
Current liabilities from discontinued operations	600,571	250,015
Total current liabilities	5,936,352	3,050,637
Long-term liabilities:
Long-term equipment note, net of current portion	991,213	—
Long-term deferred revenue (Note 2)	326,982	136,075
Long-term deferred tax liabilities	—	470,000
Long-term portion of deferred gain on lease	8,934	13,401
Total long-term liabilities	1,327,129	619,476
Total liabilities	7,263,481	3,670,113

Commitments and Contingencies (Note 8)	—	—

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,704,239 and 2,790,514 outstanding, respectively	39,265	39,265
Additional paid-in-capital	11,110,575	10,762,338
Treasury stock at cost, 1,222,252 and 1,135,977 shares, respectively	(3,335,268)	(3,099,842)
Accumulated comprehensive income from unrealized currency translation	42,502	42,502
Retained earnings (Note 2)	1,839,659	8,061,712
Total shareholders’ equity	9,696,733	15,805,975
Total liabilities and shareholders’ equity	$16,960,214	$19,476,088
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.
and Subsidiaries
Consolidated Statements of Operations

Years ended December 31,	2012	2011 (Revised)
Net revenues (Note 2)	$20,642,570	$24,306,097
Cost of sales (Note 2)	17,848,591	18,986,130
Gross profit	2,793,979	5,319,967

Selling and marketing	921,045	950,934
General and administrative	3,102,643	2,732,426
Research and development	510,463	407,960
Goodwill impairment	1,479,727	85,239
Total operating expenses	6,013,878	4,176,559

(Loss) income from continuing operations (Note 2)	(3,219,899)	1,143,408
Other (expense) income:
Interest expense	(23,881)	(226)
Other (expense) income	(9,319)	13,881
Total other (expense) income	(33,200)	13,655
(Loss) income from continuing operations before income taxes	(3,253,099)	1,157,063
Income tax (benefit) provision	(875,992)	390,513
Net (loss) income from continuing operations	(2,377,107)	766,550
Discontinued Operations:
Loss from discontinued operations, net of tax benefit of $1,814,223 and $387,949, respectively	(3,760,827)	(2,075,224)
Net loss	$(6,137,934)	$(1,308,674)

Income (loss) per share - basic
Continuing operations (Note 2)	$(0.86)	$0.27
Discontinued operations	(1.36)	(0.74)
Loss per share - basic	$(2.22)	$(0.47)
Income (loss) per share - diluted
Continuing operations (Note 2)	$(0.86)	$0.27
Discontinued operations	(1.36)	(0.74)
Loss per share - diluted	$(2.22)	$(0.47)
Weighted average common shares outstanding - basic and diluted	2,775,428	2,790,514
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.
and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings
	Shares	Amount		Shares	Amount			Total
December 31, 2010 (revised)	3,926,491	$39,265	$10,653,210	1,135,977	$(3,099,842)	$42,502	$9,715,045	$17,350,180
Share-based compensation			109,128					109,128
Cash dividends							(344,659)	(344,659)
Net loss (revised)							(1,308,674)	(1,308,674)
December 31, 2011 (revised)	3,926,491	39,265	10,762,338	1,135,977	(3,099,842)	42,502	8,061,712	15,805,975
Share-based compensation			112,811					112,811
Escrow released related to contingent consideration			235,426	86,275	(235,426)			—
Cash dividends							(84,119)	(84,119)
Net loss							(6,137,934)	(6,137,934)
December 31, 2012	3,926,491	$39,265	$11,110,575	1,222,252	$(3,335,268)	$42,502	$1,839,659	$9,696,733

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

Years ended December 31,	2012	2011 (Revised)
Cash flows from operating activities:
Net loss (Note 2)	$(6,137,934)	$(1,308,674)
Loss from discontinued operations	3,760,827	2,075,224
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of gain on lease	(4,467)	(4,467)
Goodwill impairment	1,479,727	85,239
Loss on asset impairment	—	153,079
Loss on impairment of patents and trademarks	33,192	—
Depreciation and amortization	1,419,226	1,398,232
Provision for doubtful accounts	58,602	(25,480)
Deferred income taxes (Note 2)	(2,684,000)	166,063
Share-based compensation	112,811	109,128
Changes in operating assets and liabilities:
Trade accounts receivable	220,046	306,597
Inventories	852,378	(202,305)
Deposits, prepaid expenses and other assets (Note 2)	45,027	(199,425)
Other non-current assets (Note 2)	(126,618)	59,697
Accounts payable	309,329	(112,208)
Accrued expenses and other current liabilities (Note 2)	1,158,789	195,782
Other non-current liabilities (Note 2)	190,907	(63,486)
Net cash provided by operating activities of continuing operations	687,842	2,632,996
Net cash used in operating activities of discontinued operations	(1,796,143)	(1,706,508)
Net cash (used in) provided by operating activities	(1,108,301)	926,488

Cash flows from investing activities:
Capital expenditures	(1,294,802)	(2,830,240)
Cash received from federal grant	318,627	—
Proceeds from sale of fixed assets	306,285	—
Purchase of patents and trademarks	(102,662)	(75,456)
Net cash used in investing activities from continuing operations	(772,552)	(2,905,696)
Net cash used in investing activities from discontinued operations	(466,230)	(280,364)
Net cash used in investing activities	(1,238,782)	(3,186,060)

Cash flows from financing activities:
Proceeds from line of credit	800,000	—
Proceeds from equipment note	935,232	—
Principal payments on equipment note	(153,663)	—
Cash dividends paid	(84,119)	(344,659)
Net cash provided by (used in) financing activities from continuing operations	1,497,450	(344,659)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	1,497,450	(344,659)

Net decrease in cash and cash equivalents	(849,633)	(2,604,231)
Cash and cash equivalents, beginning of year	1,358,223	3,962,454
Cash and cash equivalents, end of year	508,590	1,358,223
Less: cash and cash equivalents of discontinued operations at end of year	30,882	102,972
Cash and cash equivalents of continuing operations at end of year	$477,708	$1,255,251
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.	Description of Business
Arrhythmia Research Technology, Inc., a Delaware corporation (“ART”), through its wholly-owned subsidiary, Micron Products, Inc. ("Micron", and collectively with ART, the "Company") is a diversified manufacturer specializing in plastic molding, precision metal and plastics machining and specialty coatings, including precious metal plating. The Company is also engaged in the development and licensing of signal-averaged electrocardiographic software. The Company's Pennsylvania subsidiary RMDDxUSA Corporation and its Prince Edward Island subsidiary RMDDx Corporation, collectively "WirelessDx", discontinued operations in the third quarter of 2012.
ART was founded in 1986 and completed an initial public offering in 1988 and its shares were listed on the American Stock Exchange (now the NYSE MKT), in 1992. Its stock trades under the symbol HRT. The Company has grown organically and through acquisitions. Today, the Company has diversified manufacturing capabilities with the capacity to participate in full product life cycle activities from early stage development and engineering from prototyping to full scale manufacturing as well as packaging and product fulfillment services. The Company competes globally, with over half of its revenue derived from exports.
Operating matters and liquidity
The Company has experienced net operating losses from June 2011 through December 31, 2012, including a net loss of $6.1 million for the twelve months then ended. The Company had borrowings of $800,000 under its line of credit with a bank at December 31, 2012 and $446,000 of available funds under this line of credit based upon its borrowing base formula. The borrowings under this line of credit were paid in full, and the line was closed, on April 1, 2013.
On March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The new credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw materials inventory, replaces the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The revolver has a maturity date of June 30, 2015.
The $1.5 million commercial term loan was used to refinance existing Equipment notes and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period.
In an effort to better control costs and overall operations, the Company decided to discontinue operations of its WirelessDx segment. For the twelve months ended December 31, 2012, net cash used in discontinued operations was $2.3 million.
As the Company resumes its focus on its core business, Micron, further cost savings will be identified and cost savings actions will be implemented, if necessary, in order to meet the Company's cash flow needs through December 31, 2013.
The Company expects that its current and anticipated financial resources, including the new credit facility, are adequate to maintain current and planned operations through December 31, 2013. However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond December 31, 2013. The Company also expects to continue to expand its product offerings and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that it will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on its long-term business plan.
2.    Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of ART and Micron.  All inter-company balances and transactions have been eliminated in consolidation. In the fourth quarter of 2011, the Company changed the functional currency of its discontinued Canadian subsidiary, RMDDx Corporation, from Canadian dollars to U.S. Dollars in order to more accurately account for the discontinued operations.
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

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Revenue Recognition
Revenue is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company defers revenue recognition on the sale of certain molds and tools, as well as certain engineering and validation services, until customer acceptance, including inspection and installation requirements, as defined, are achieved. The Company evaluates revenue arrangements with potential multi-element deliverables to determine if there is more than one unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the undelivered elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available.
When possible, revenue is allocated to the elements based on VSOE or TPE for each element. For arrangements where VSOE or TPE cannot be established, the Company uses BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would typically transact a standalone sale of the product or service. BESP is determined by considering a number of factors including the Company's pricing policies, internal costs and gross margin objectives, current market conditions, information gathered from experience in customer negotiations and the competitive landscape.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services and production units. The Company has determined that sale of certain molds, tooling, engineering and validation services, and the production units, represent one unit of accounting, based on an assessment of the respective standalone value, as defined in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
The Company evaluates the merits and individual uniqueness of each transaction, the related product(s), and the customer, to determine if the arrangement qualifies for revenue recognition as multiple element arrangements. The Company determined that the estimated product life-cycle, and historical knowledge of the customer, will determine the appropriate life over which the deferred revenue will be amortized into revenue, which generally takes place within two to five years of the initiation of the arrangement. Revenue for the production units is recognized upon shipment.
The Company cannot adequately predict short-term or long-term future production units in a consistent and meaningful manner given the prototyping and sampling nature of these molds and associated products. Many of these products require validation of a new design or acceptable end product and their viability in their respective competitive marketplaces. Therefore, the future production possibilities are unpredictable and sometimes volatile making the Company unable to account for the transactions under the Units of Production method. Therefore, management has determined that the most appropriate method of amortizing the amounts into revenue is the straight-line method. The life over which the deferred revenue will be amortized into revenue will be determined based upon the terms of the arrangement, estimated product life-cycle, historical knowledge of the customer and any other relevant information. Management estimates that the amortization of the arrangements will generally take place over a two to five year period.
Furthermore, the Company will use these factors in determining when it may be appropriate to accelerate remaining deferred revenue into income for products for customers who may have excessive time lags between the making of the mold and the production of units from the mold. Product life-cycles, customer supply chains, customer financial performance and other items may be indicators to management that realization of future production orders for the product may be more likely than not, improbable. At such point, management may determine, in its estimates, that it is appropriate to recognize the remaining revenue.
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, the Company reviewed the accounting treatment of revenue recognition for certain molds, tooling and validation services (collectively “Tooling”) and their relation to molding or machining of production units for sale to the customer. As a result of such review, management determined that the Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
The Company has determined that the errors were immaterial to the overall presentation of prior year financial statements and therefore has revised the prior year audited, December 31, 2011 financial statements, as well as the December 31, 2010 ending retained earnings, as more fully described in Note 2.
Additionally, the Company has presented revised quarterly unaudited financial information, to correct errors in the revenue recognition for certain Tooling transactions, for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 as well as the prior period quarterly unaudited financial information for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and the audited period ended December 31, 2011 (See Note 14).

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Company also recognizes revenue in accordance with ASC 985-605 "Software - Revenue Recognition" for software licenses it sells. Revenue is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.
Fair value of financial instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term nature of such instruments. The carrying amount of the Company's long-term and respective short-term portion of equipment notes was $991,213 and $267,043, at December 31, 2012 which approximates the fair value of these instruments as these notes were paid in full in April 2013. There was no outstanding debt at December 31, 2011.
In addition to the equipment notes, the Company had a line of credit with an outstanding balance of $800,000 at December 31, 2012 which approximates the fair value of this instrument due to the variable interest rates. There was no outstanding balance on the line of credit at December 31, 2011.
The Equipment notes and the line of credit were both paid off and closed on April 1, 2013.
Concentration of credit risk
Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Accounting Standards Codification (“ASC”) 310 “Receivables”, consist primarily of trade accounts receivable and cash.
Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical and defense product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.
During the years ended December 31, 2012 and December 31, 2011, the Company had one major customer which accounted for over 10% of sales. The three largest customers accounted for 28%, 9%, and 8% of sales in 2012 as compared with 34%, 8%, and 7% of sales in 2011. The loss of any one or more of these customers may have an immediate significant adverse effect on our financial results. Currently, the Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for the Company’s products and services with little or no warning.
It is the Company’s policy to place its cash in high quality financial institutions. The Company does not believe significant credit risk exists above federally insured limits with respect to these institutions.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions with maturities of three months or less at the time of purchase.
Allowance for doubtful accounts
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, to determine the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts of $117,098 and $58,496 as of December 31, 2012 and December 31, 2011, respectively are reasonable.
Inventories
The Company values its inventory at the lower of average cost (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. The Company records adjustments to account for potential scrap during normal manufacturing operations or potential obsolesce for slow moving inventory.
Prepaid Tooling
Costs related to the pre-production design and development for certain molds, tooling and validation services (collectively “Tooling”) are classified as other current and other non-current assets as applicable. Prepaid Tooling costs include such costs associated with the production of tools sold to customers, for which the Company is recording corresponding deferred revenue. As deferred revenue is amortized into revenue, the associated prepaid tooling costs are expensed to cost of sales. At December 31, 2012 the Company had other current assets of $263,475 and other non-current assets of $214,596 related to prepaid tooling. At December 31, 2011 the Company had other current assets of $130,409 and other non-current assets of $87,978 related to prepaid tooling.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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
Goodwill and indefinite-lived intangibles
The Company accounts for goodwill and indefinite lived intangibles in accordance with ASC 350 “Intangibles – Goodwill and Other.” Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units' goodwill. If the carrying value of the reporting units' goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.
The Company's annual goodwill impairment test is conducted at December 31 of each calendar year and interim evaluations are performed when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of its goodwill below it carrying value. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value which management considered a triggering event.
Therefore, management performed an impairment analysis as of September 30, 2012. Based on the Step 1 analysis, management determined that the fair value of the reporting unit, in this case, the entire Company, was below the carrying value as of September 30, 2012. The Company's step 1 analysis was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the fair value of its reporting unit. The income approach requires management to estimate a number of factors which are considered Level 3 inputs, including projected future operating results, economic projections, anticipated future cash flows and discount rates. As part of its valuation to determine the total impairment charge, the Company is also required to perform a Step 2 analysis which includes estimating the fair value of significant tangible and intangible long-lived assets.
As a result, the Company preliminarily determined that the full value of its goodwill was impaired. The Company recorded, in the third quarter of 2012 an estimated preliminary impairment charge of $1,479,727. Step 2 of the impairment test was completed in the fourth quarter of 2012 and it was determined that the full value of its goodwill was in fact impaired. The goodwill impairment charge for the year ended December 31, 2012 was $1,479,727.
At December 31, 2011, the market price of the Company's stock was trading lower than its book value for a prolonged period. The Company was required to acknowledge this as a possible triggering event and that an impairment may exist. In addition, the Company had reorganized its reporting unit structure to combine the three reporting units (Micron Products, New England Molders, and Leominster Tool) with goodwill into one reporting unit. The combined reporting unit better reflects the synergies between these components and aligns the segment with how management reviews and operates the business. An analysis of goodwill of the three reporting units prior to combining was performed to determine fair value using income and market approaches. The income approach is based on a discounted cash methodology that includes assumptions of, among other things, forecast income, cash flow, growth rates, and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis.
Management determined impairment was required for the Leominster Tool portion of the goodwill equal to $85,239. The Company changed the goodwill annual test date to December 31 aligning the test with the year end audit. As required, the Company's independent registered public accounting firm issued a preferability letter on the matter.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Long-lived and intangible assets
In accordance with ASC 360, "Long-Lived Assets," the Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  In the third quarter of 2012, the Company experienced a triggering event as a result of the goodwill impairment as described above. When the Company’s management determines that an impairment indicator has been met, an ASC 360 step 1 analysis is done using undiscounted cash flows of long-lived assets or asset groups. In 2012, $33,192 of certain patents related to Predictor UK and Predictor Europe approval were deemed to be impaired, while in 2011, certain groups of long-lived assets used in production and research and development were impaired for $153,079. Intangible assets consist of the following:

		December 31, 2012			December 31, 2011
	Weighted Average remaining life (yrs)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and Trademarks	13	$480,750	$(456,361)	$24,389	$381,605	$(361,942)	$19,663
Patents and Trademarks pending	—	110,702	—	110,702	106,766	—	106,766
Trade names	9	33,250	(12,250)	21,000	33,250	(9,916)	23,334
Total Intangible assets		$624,702	$(468,611)	$156,091	$521,621	$(371,858)	$149,763
Income taxes
The Company accounts for income taxes in accordance with ASC 740 “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. For the years ended December 31, 2012 and 2011, no valuation allowance has been recorded against deferred tax assets from continuing operations.
The Company recorded a valuation allowance against certain foreign and state deferred tax assets associated with discontinued operations. For the years ended December 31, 2012 and 2011, a valuation allowance of $470,900 and $351,000 is maintained against these assets for which the realization of tax benefit is not more likely than not.
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
Comprehensive income
The Company follows the provisions of ASC 220 “Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  There were no changes in comprehensive income in 2012 or 2011, respectively. The Company has accumulated comprehensive income of $42,502 from changes in currency valuations with our Canadian operations as of December 31, 2012 and 2011.
Preferred stock
The Company has 2,000,000 shares of $1 par value preferred stock authorized.  No shares have been issued.
(Loss) earnings per share data
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. As of December 31, 2012 and 2011 there were 285,000 and 409,000 options outstanding, respectively, that were anti-dilutive and were not included in the calculation of earnings or loss per share.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Basic and diluted EPS computations are as follows:

Years ended December 31,	2012	2011 (Revised)
Net loss available to common shareholders	$(6,137,934)	$(1,308,674)
Weighted average common shares outstanding	2,775,428	2,790,514
(Loss) income per share - basic
Continuing Operations	(0.86)	0.27
Discontinued Operations	(1.36)	(0.74)
Loss per share - basic	$(2.22)	$(0.47)

Net loss available to common shareholders	$(6,137,934)	$(1,308,674)
Weighted average common shares outstanding, basic	2,775,428	2,790,514
Assumed conversion of net common shares issuable under stock option plans	—	—
Weighted average common and common equivalent shares outstanding, diluted	2,775,428	2,790,514
(Loss) income per share - diluted
Continuing Operations	(0.86)	$0.27
Discontinued Operations	(1.36)	$(0.74)
Loss per share - diluted	$(2.22)	$(0.47)
In the fourth quarter of 2012, it was determined that WirelessDx did not meet certain milestones as defined in the original purchase and sale agreement. The agreement had provided for contingent consideration in the form of shares of Common Stock of the Company. These shares were held in escrow to either (1) be released to certain previous shareholders of WirelessDx upon achieving the milestones, or (2) be returned to the Company upon notice that the milestones had not been achieved. Once the Company determined that the milestones had not been achieved, the Company notified the escrow agent and requested the return of the shares to the Company. Management has recorded the return of the 86,275 shares into treasury stock in the amount of $235,436.
Segments
The Company follows the provisions of ASC 280 “Segment Reporting,” which requires reporting of selected information about operating segments in interim and annual financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.  ASC 280 defines operating segments as components of an enterprise that engage in business activities that may earn revenues and incur expenses, which have separate financial information available, and are evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance.
For the year ended December 31, 2012, the Company's previously reported ART segment represented, expressed as a percentage of consolidated results, 0.1%, 2.7% and 7.1% of revenue, net income and total assets, respectively. These results are not quantitatively material and were not regularly reviewed by the CODM. Additionally, in 2012, the Company discontinued operations of it's WirelessDx segment. For these reasons, management determined during the fourth quarter of 2012, that the Company's results will be reported as one segment. Corresponding information for 2011 has been reclassified accordingly. See also, Note 11.
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

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Recent accounting pronouncements
In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder's equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. This ASU changes the financial statement presentation of comprehensive income but has not had any material impact on the Company's results of operations, cash flows, or financial position.
In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not more likely than not less than the carrying value, then performing a two-step impairment test is no longer necessary. These amendments have not had a material impact on the Company's results of operations, cash flows, or financial position.
Reclassification of prior period balances
Certain reclassifications have been made to prior period amounts to conform to the current year presentation, primarily related to discontinued operations and deferred revenue. In the third quarter of 2012 the Company discontinued the operations of the Company's WirelessDx subsidiaries and has therefore reclassified the 2011 results of the WirelessDx subsidiaries as discontinued operations (Note 12). In 2012 the Company revised 2011 balances to correct errors in the revenue recognition of certain Tooling transactions as described more fully below and in Note 14.
Revision of prior period financial statements
In 2012, the Company identified prior period errors relating to the accounting for certain Tooling transactions. The Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
As a result of the error in revenue recognition of multiple element arrangements, reported revenue and costs of sales have been overstated and total assets and total liabilities have been understated. The impact on net income will increase the net loss or decrease the net income in the respective periods. The Company has evaluated the impact of these items on the consolidated financial statements for 2010 (opening retained earnings), 2011 and 2012.
In evaluating whether the Company's previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC 250, "Accounting for Changes and Error Corrections," ASC 250-10-S99-1, "Assessing Materiality" and ASC 250-10-S99-2 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information included herein.
The prior period financial statements included in this filing have been revised to reflect the correction of these errors, the effects of which have been provided in summarized format below.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Revised consolidated balance sheet amounts
The impact of the error correction on reporting periods prior to December 31, 2010 have been reflected as a cumulative adjustment to the December 31, 2010 consolidated balance sheets as adjusted in the table below.

December 31, 2010	As originally reported	Correction of error adjustments	As revised
Total assets	20,287,996	402,786	20,690,782
Total liabilities	2,862,557	478,045	3,340,602
Retained earnings	9,790,304	(75,259)	9,715,045
Total shareholders’ equity	17,425,439	(75,259)	17,350,180
Total liabilities and shareholders’ equity	20,287,996	402,786	20,690,782

The impact of the error correction on the consolidated balance sheet and statement of operations as of December 31, 2011 and for the year then ended is as follows:

December 31, 2011	As originally reported	Adjusted for discontinued operations	Correction of error adjustments	As revised
Assets
Current assets:
Deferred income taxes	$23,700	$—	$30,270	$53,970
Deposits, prepaid expenses and other current assets	668,482	(172,596)	130,412	626,298
Total current assets	9,010,271	—	160,679	9,170,950
Other non-current assets	—	—	87,978	87,978
Total assets	19,227,430	—	248,658	19,476,088

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	159,044	159,044
Total current liabilities	2,891,593	—	159,044	3,050,637
Long term liabilities:
Long term deferred revenue	—	—	136,075	136,075
Total long term liabilities	483,401	—	136,075	619,476
Total liabilities	3,374,994	—	295,119	3,670,113
Shareholders’ equity:
Retained earnings	8,108,173	—	(46,461)	8,061,712
Total shareholders’ equity	15,852,436	—	(46,461)	15,805,975
Total liabilities and shareholders’ equity	19,227,430	—	248,658	19,476,088

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Revised consolidated statement of operations

	For the year ended December 31, 2011
	As previously reported	Adjusted for discontinued operations	Correction of error adjustments	As revised
Net revenues	$24,256,373	$(133,203)	$182,927	$24,306,097
Cost of sales	19,648,470	(797,706)	135,366	18,986,130
Gross profit	4,607,903	664,503	47,561	5,319,967
(Loss) income from operations	(1,218,783)	2,314,630	47,561	1,143,408
(Loss) income before income taxes	(1,353,672)	2,463,174	47,561	1,157,063
Income tax (benefit) provision	(16,200)	387,950	18,763	390,513
Net (loss) income	(1,337,472)	—	28,798	(1,308,674)
(Loss) income per share from continuing operations - basic and diluted	(0.48)	—	0.01	(0.47)

Revised consolidated statements of stockholders' equity
The impact on reporting periods prior to December 31, 2010 have been reflected as a cumulative adjustment to retained earnings in the statement of changes in stockholders' equity as adjusted in the table below.

	For the year ended December 31, 2010
	As previously reported	Correction of error adjustment	As revised
Retained earnings	$9,790,304	$(75,259)	$9,715,045
Total shareholders' equity	17,425,439	(75,259)	17,350,180

	For the year ended December 31, 2011
	As previously reported	Correction of error adjustment	As revised
Net (loss) income	$(1,337,472)	$28,798	$(1,308,674)
Retained earnings	8,108,173	(46,461)	8,061,712
Total shareholders' equity	15,852,436	(46,461)	15,805,975

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Revised consolidated statement of cash flows

	For the year ended December 31, 2011
	As originally reported	Adjust for discontinued operations	Correction of error adjustment	As revised
Net (loss) income	$(1,337,472)	$—	$28,798	$(1,308,674)
Deferred income taxes	160,300	(13,000)	18,763	166,063
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(293,418)	18,325	75,668	(199,425)
Other non-current assets	—	—	59,697	59,697
Accounts payable, accrued expenses and other current liabilities	335,406	(132,392)	(119,440)	83,574
Other non-current liabilities	—	—	(63,486)	(63,486)
Net cash provided by operating activities	926,488	—	—	926,488

3.	Inventories, net
Inventories, net consist of the following:

December 31,	2012	2011
Raw materials	$521,908	$645,906
Work-in-process	248,159	395,176
Finished goods	1,645,037	2,226,400
Total	$2,415,104	$3,267,482
The value of silver in our inventory as raw materials, in work-in-process or as a plated surface on finished goods had an estimated value of $541,804 and $886,002 in 2012 and 2011, respectively.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

December 31,	Asset Lives (in years)			2012	2011
Machinery and equipment	3	to	15	$12,298,011	$11,696,124
Building and improvements		20		4,293,725	4,158,921
Vehicles	3	to	5	94,227	160,140
Furniture, fixtures, computers and software	3	to	5	1,246,807	1,238,782
Land				202,492	202,492
Construction in progress				103,269	353,532
Total property, plant and equipment				18,238,531	17,809,991
Less: accumulated depreciation				(11,080,019)	(10,168,682)
Property, plant and equipment, net				$7,158,512	$7,641,309
For the year ended December 31, 2012, the Company recorded $1,412,170 of depreciation expense compared to $1,369,418 for the year ended December 31, 2011.

5.	Debt
For the period ended December 31, 2012, the Company had the following outstanding debt. At December 31, 2011 the Company had no debt outstanding.

December 31, 2012
Demand line of credit	$800,000

Debt:
Equipment notes	1,258,256
Less current portion	267,043
Total long-term debt	$991,213
At December 31, 2012, the Company had a demand line of credit that provided for borrowings up to 80% of eligible accounts receivable, and eligible finished goods inventories up to a $700,000 maximum at a rate of 2% over LIBOR.  The interest rate at December 31, 2012 was 2.21%. This facility had no borrowing base charge. During the year ended December 31, 2012, an aggregate of $800,000 was drawn on the line. The outstanding borrowings on the line of credit at December 31, 2012 and December 31, 2011was $800,000 and $0, respectively.
The agreement contains covenants that apply upon drawing on the line. The covenants relate to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. This line was paid off and closed, on April 1, 2013, as part of a new bank facility as described more fully below and in Note 13, Subsequent Events.
The Company had a master lease agreement with its bank that allows for money to be drawn on standard terms for the purchase of equipment. During the twelve months ended December 31, 2012, two Equipment notes were entered into under this master lease agreement. In the first quarter of 2012, Micron entered into an Equipment note for $523,269. This Equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $262,960, with the remaining $260,309 paid by the bank directly to the equipment vendors making total principal amount of the Equipment note entered into $523,269. The cash payout is part of the proceeds from Equipment note on the statement of cash flows. The remaining amount of $260,309 was a non-cash event and is disclosed in the supplemental cash flow schedule. At December 31, 2012, the outstanding balance of this Equipment note was $450,758. In the second quarter of 2012, WirelessDx, under this master lease agreement, entered an Equipment note for $888,649. This Equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $672,272. The remaining $216,378 was paid by the bank directly to the equipment vendors making total principal amount of the Equipment note entered into $888,649. The cash payout is part of the proceeds from equipment note on the statement of cash flows. The remaining amount of $216,378 was a non-cash event and is disclosed in the supplemental cash flow schedule. This WirelessDx Equipment note was guaranteed by ART, therefore, all amounts associated with this note are reflected as part of continuing operations on the balance sheet and statement of cash flows. At December 31, 2012, the outstanding balance of this Equipment note was $807,498.
The Equipment notes under this master lease agreement were paid off on April 1, 2013, as part of a new bank facility as described more fully below and in Note 13, Subsequent Events.
The future minimum payments, at December 31, 2012, are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Equipment notes	$267,043	$277,531	$288,428	$299,754	$125,500	$—	$1,258,256
On, March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank to replace the existing demand line of credit. The new credit facility includes a revolver of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw materials inventory, replaces the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The $800,000 outstanding balance on the demand line of credit was paid of and closed on April 1, 2013 as part of the new bank facility. The revolver has a maturity date of June 30, 2015.
The $1.5 million commercial term loan was used to refinance existing Equipment notes and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line of credit shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

6.	Income Taxes
The income tax (benefit) provision consists of the following:

Years Ended December 31,	2012	2011 (Revised)
Current:
Federal	$—	$192,313
State	(6,717)	(91,800)
Total current income taxes	(6,717)	100,513
Deferred:
Federal	(319,475)	494,700
State	(549,800)	(204,700)
Foreign	—	—
Total deferred income taxes	(869,275)	290,000
Total income tax (benefit) provision	$(875,992)	$390,513
The components of deferred income taxes are as follows:

Years Ended December 31,	2012	2011 (Revised)
Deferred income taxes:
Current deferred tax assets:
Inventories	$89,900	$13,100
Bad debt reserve	93,600	23,100
Accrued Expenses	68,900	30,270
Total current deferred tax assets	252,400	66,470
Long-term deferred tax assets:
Net operating loss carryforward	2,290,400	208,000
Foreign net operating loss carryforwards	287,500	351,000
Federal and state tax credit carryforward	298,300	283,000
Patents and intangibles	115,200	42,000
Stock compensation	81,300	54,000
Other long term	447,500	—
Total long-term deferred tax assets	3,520,200	938,000
Total deferred tax assets	3,772,600	1,004,470
Deferred tax valuation allowance	(470,900)	(351,000)
Deferred tax assets, net of allowance	3,301,700	653,470

Current deferred tax liabilities:
Prepaid expenses	(53,000)	(12,500)
Total current deferred tax liabilities	(53,000)	(12,500)

Long-term deferred tax liability:
Property, plant and equipment	(980,800)	(1,057,000)
Total long-term deferred tax liabilities	(980,800)	(1,069,500)
Total deferred tax liabilities	(1,033,800)	(1,069,500)
Net deferred tax assets (liabilities)	$2,267,900	$(416,030)

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

As required by ASC 740-10, Accounting for Income Taxes, the Company records deferred income tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of the Company's deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of the Company's deferred income tax assets depends upon generating future taxable income during the periods in which the Company's temporary differences become deductible and before the Company's net operating loss carryforwards expire. The Company evaluates the recoverability of the Company's deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If management determines that it is more likely than not that the Company's deferred income tax assets will not be recovered, the Company establishes a valuation allowance against some or all of the Company's deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on the Company's future results of operations and financial position. Management is unaware of any recent or expected future changes in tax laws that would have a material impact on the Company's financial statements.
For the year ended December 31, 2012, the Company has federal and state net operating loss carryforwards totaling $5,288,000 and $5,854,000, respectively, which begin to expire in 2031. The Company also had federal and state tax credit carryovers of $149,000 and $247,000, respectively. The federal and state credits begin to expire in 2026 and 2014, respectively.
The Company has recorded a valuation allowance against the foreign portion of its deferred tax assets of discontinued operations of $470,900 for the period ended December 31, 2012 as compared to $351,000 for 2011 (Note 12), consisting of a net operating loss carryforward.  Based on the Company's pre-tax income for the years since the acquisition, the Company has determined that realization of the assets cannot be considered more likely than not at this time.  The Company assesses the need for the valuation allowance on a quarterly basis. If and when the Company determines the valuation allowance should be released, the adjustment would result in a tax benefit in the consolidated statement of operations.
ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. For the years ended December 31, 2012 and 2011, the Company had no material unrecognized tax benefits.
The Company files a consolidated federal income tax return.  The actual income tax provision differs from the Federal statutory income tax rate (34%) as follows:

Years Ended December 31,	2012	2011 (Revised)
Tax (benefit) provision computed at statutory rate	$(1,106,054)	$393,370
Increases (reductions) due to:
State income taxes, net of federal benefit	(299,200)	(262,698)
Goodwill impairment	422,900	—
Permanent differences	20,500	61,500
Tax credits (Federal and State)	—	(89,900)
Differences on prior returns (Federal and State)	59,500	180,225
Other	26,362	108,016
Income tax (benefit) expense	$(875,992)	$390,513
The Company files income tax returns in the U.S. Federal jurisdiction, Canadian jurisdiction and various state jurisdictions. The periods from 2009 to 2011 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the years ended December 31, 2012 and 2011.
7.     Employee Benefit Plans
The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2012 and 2011 were $43,149 and $41,082, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

8.	Commitments and Contingencies
Legal Matters
The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.   With respect to three specific matters, aggregate claims have been asserted of approximately $700,000.  Management believes the maximum reasonably possible loss related to these matters is substantially less than the amounts asserted.  Management, with its external legal counsel, intends to vigorously defend these matters and management believes that it has meritorious defenses in all such matters.  Accordingly, no accrual has been recorded for these matters as of December 31, 2012.  Management believes that the ultimate resolution of these matters, including like recoveries from insurance carriers if unfavorable outcomes occur, will not have a material adverse effect on our results of operations or financial condition.
Severance Agreement
On October 26, 2012, James E. Rouse, the Company's Chief Executive Officer resigned. Due to his resignation, the Company entered into a severance agreement with Mr. Rouse. The Company accrued the full amount of the severance package in the amount of $210,739 (salary and benefits) in 2012. The severance agreement provides for payments through the end of 2013 but will have no impact on the results of operations for 2013.
Operating Leases
The Company leases vehicles and equipment under non-cancelable lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $207,591 and $163,893 in 2012 and 2011, respectively.
On December 31, 2009, the Company received a payment of $677,810 for a sale lease-back transaction related to new production equipment installed during the second half of 2009.  This transaction created a long-term deferred gain on the sale of assets of $22,347, which is being amortized over the life of the lease.

Future minimum operating lease payments as of December 31, 2012 are approximately as follows:

Year	Amount
2013	$207,591
2014	207,591
2015	45,591
2016 and thereafter	—
Total	$460,773

9.	Supplemental Cash Flow Information
Cash paid for interest and taxes for the years ended December 31 are as follows:

	2012	2011
Cash paid for interest	$8,984	$240
Cash paid for taxes	—	132,000
Non-cash adjustments to continuing operations included the following items:

	2012	2011
Acquisition of fixed assets with equipment notes	$476,687	$—
Non-cash adjustments to discontinued operations included the following items:

	2012	2011
Impairment of fixed assets	$1,063,321	$—
Patent impairment	$56,912	$—

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

10.	Stock Options
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
For the year ended December 31, 2012 and 2011, share-based compensation included in general and administrative expenses amounted to $112,811 and $109,128, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, and the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the years ended December 31, 2012 and 2011.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
There were no new option grants in 2012. The fair value of the option grants in 2011 were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

2011
Expected option term (1)	6.5
Expected volatility factor (2)	31.24%
Risk-free interest rate (3)	2.10%
Expected annual dividend yield	0.98%

(1)	The option life was determined using the simplified method for estimated expected option life, which qualifies as “plain-vanilla” options. Going forward the Company expects to use historical data.

(2)
The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the most recent year.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Incentive Plan
On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan was approved by stockholders at the 2010 Annual Meeting. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. Of the 285,000 options issued and outstanding, 157,000 are related to the 2001 Plan and 128,000 are related to the 2010 Plan. The Company has one plan providing the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation and under which an aggregate of 500,000 shares have been reserved for such grants.
At December 31, 2012, the Company had one stock option plan that includes both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  The maximum number of shares reserved for issuance is 500,000 shares.  The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At December 31, 2012, there were 340,000 shares available for future grants under the above stock option plan.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The following table sets forth the stock option transactions for the years ended December 31, 2012 and 2011:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	314,500	$6.96	3.3	$—
Granted	160,000	7.54		—
Exercised	—	—		—
Forfeited/expired	(65,500)	9.86		—
Outstanding at December 31, 2011	409,000	6.78	5.4	—
Exercisable at end of year	109,200	7.85	2.4	—
Granted	—	—		—
Exercised	—	—		—
Forfeited/expired	(124,000)	0.58		—
Outstanding at December 31, 2012	285,000	$2.44	4.8	$—
Exercisable at end of year	138,900	$2.53	3.1	$—
There were no new stock options granted during 2012.
During the year ended December 31, 2012 and 2011, no options were exercised.  At December 31, 2012 and 2011, the intrinsic value of the exercisable options is $0.
The following table sets forth the status of the Company’s non-vested options for the year ended December 31, 2012:

	Number of shares	Weighted average Fair Value
Non-Vested at December 31, 2011	299,800	$1.38
Granted	—	—
Vested	(74,300)	0.67
Canceled/expired	(79,400)	0.15
Non-Vested at December 31, 2012	146,100	$2.04
     The following table presents the average price and contractual life information about options outstanding and exercisable at December 31, 2012:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable
$3.41	68,000	3.01	31,700
$7.15	79,000	1.00	65,200
$23.10	10,000	0.18	10,000
$9.86	54,000	8.38	14,000
$5.73	74,000	8.42	18,000
	285,000		138,900
As of December 31, 2012, there was $130,202 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans.  This cost is expected to be recognized over a weighted average period of 3.28 years.

11.  Industry and Geographic Segments
For the year ended December 31, 2012, the Company's previously reported ART segment represented, expressed as a percentage of consolidated results, 0.1%, 2.7% and 7.1% of revenue, net income and total assets, respectively. These results are not quantitatively, material and were not regularly reviewed by the Company's Chief Operating Decision Maker (the “CODM”). Additionally, in 2012, the Company discontinued operations of it's WirelessDx segment. For these reasons, management determined in the fourth quarter of 2012 that the Company's results will be reported as one segment. Corresponding information for 2011 has been reclassified accordingly.
The CODM manages the operations and reviews the results of operations as a single reporting unit. While the Company operates its business as one segment, the Company has diversified manufacturing capabilities as evidenced by its diverse product offerings across several industry categories supporting customers around the globe.
The following table sets forth, for the periods indicated, the consolidated revenues and percentages of revenues derived from the sales of the Company's products and services in certain industry segments. The year ended December 31, 2011 has been revised for both discontinued operations and for errors as further described in Note 2 and Note 14.

	Revenues for the Years Ended December 31,
	2012	%	2011 (Revised)%
Medical	$17,453,573	84	$19,650,536	81
Defense	1,293,662	6	2,491,438	10
Consumer Products	838,956	4	1,266,484	5
Industrial	525,069	3	140,197	1
Other	531,310	3	757,442	3
Total	$20,642,570	100	$24,306,097	100
The following table sets forth, for the periods indicated, the consolidated revenues and percentages of revenues derived from the sales of all of the Company's products and services in certain geographic markets. The year ended December 31, 2011 has been revised for both discontinued operations and for errors as further described in Note 2 and Note 14.

	Revenues for the Years Ended December 31,
	2012	%	2011 (Revised)%
United States	$8,955,831	43	$9,574,936	39
Canada	5,691,931	28	8,182,587	34
Europe	1,653,171	8	2,421,582	10
Pacific Rim	1,949,558	9	2,127,178	9
Other	2,392,079	12	1,999,814	8
Total	$20,642,570	100	$24,306,097	100

During the years ended December 31, 2012 and December 31, 2011, the Company had one major customer which accounted for over10% of sales.  The three largest customers accounted for 28%, 9% and 8% of sales in 2012 as compared with 34%, 8% and 7% of sales in 2011.
12. Discontinued Operations
At a special meeting of the Board of Directors ("Board") held on July 13, 2012, the Board authorized the Company's management to consider strategic alternatives on the most favorable terms it could obtain, for all or some portion of the assets of the WirelessDx subsidiaries. This plan triggered the subsidiaries to be classified as assets held for sale and discontinued operations in the third quarter of 2012. On September 4, 2012, the Board, on the recommendation of management authorized the discontinuance of operations and disposition of the assets of WirelessDx.
The expenses and charges related to the termination of WirelessDx operations and its liquidation which were estimated and recorded during the third quarter aggregated to $2.4 million. These expenses and charges comprised of the following major components: (i) $1.0 million related to the impairment of fixed assets, net of liquidation proceeds; (ii) $0.1 million related to the early termination of multiple lease contracts; (iii) $1.0 million for a contingent liability of an unmet performance obligation related to an economic incentive package related to the discontinued operations. The liability is carried on the balance sheet of continuing operations as the liability has been guaranteed by ART. The outcome of this liability will be determined on or before June 2014;

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

(iv) $0.3 million in employee related and other one-time expenses associated with the orderly shutdown of the monitoring operation. The Company sold the majority of the assets prior to the end of 2012.
Net revenues from discontinued operations for the years ended December 31, 2012 and 2011 were $372,955 and $133,203, respectively. Loss from discontinued operations is presented net of income tax benefits of $1,814,223 and $387,949 for the years ended December 31, 2012 and 2011, respectively.
The assets and liabilities of the discontinued operations as of December 31, 2012 and 2011 are presented in the condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

	December 31, 2012	December 31, 2011
Cash	$30,882	$102,972
Trade and other accounts receivable, net of allowance for doubtful accounts of $159,508 and $0, respectively	—	41,375
Inventories, net	—	2,000
Prepaid expenses and other assets	3,419	172,593
Total current assets from discontinued operations	34,301	318,940
Property and equipment, net of impairment and accumulated depreciation of $1,434,947 and $224,911, respectively	284,300	946,361
Total non-current assets from discontinued operations	284,300	946,361
Total assets from discontinued operations	$318,601	$1,265,301
Accounts payable	477,324	176,019
Accrued expenses	123,247	73,996
Total current liabilities from discontinued operations	600,571	250,015
Total liabilities from discontinued operations	$600,571	$250,015

13. Subsequent Events
New Credit Facility
On, March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The new credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million. The previous bank facility was paid of and closed on April 1, 2013.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw material inventory, will replace the existing revolving line of credit with the Company's previous lender. This revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on June 30, 2015, or earlier. Interest is calculated using the floating Wall Street Journal Prime Rate plus 0.25%. This revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.
The commercial term loan of $1.5 million was used to refinance existing Equipment notes and to fund other current liabilities from continuing operations. This term loan requires monthly principal and interest payments over the five year term of the loan which matures on March 29, 2018. The interest rate on the loan is a fixed 4.25% per annum. This term loan carries a prepayment penalty of 3% in years 1 and 2, 2% in years 3 and 4 and 1% in year 5 of the amount prepaid.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of this equipment line is six years, maturing on March 29, 2019, inclusive of a maximum one year draw period. Payments are to be made over a 72 month period, inclusive of an interest only period. Repayment shall consist of monthly interest only payments commencing on the date of the loan through the earlier of: (i) one year from the date of closing or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan. During the interest only period, the interest rate shall be floating at the Wall Street Journal Prime Rate plus 0.25%. Commencing on the Conversion Date, the interest rate will be automatically adjusted to a per annum rate equal to the greater of: (i) the Federal Home Loan Bank of Boston's Five Year Amortizing Rate as of the Conversion Date plus 3.00% or (ii) 4.25%, which interest rate shall be fixed until maturity.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

This multi-year credit facility contains covenants related to various matters including certain financial covenants, notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The lender has a first priority security interest in all assets of the Company.
On April 1, 2013, the commercial term loan of $1.5 million was used to refinance the existing Equipment notes. Additionally, the new line of credit facility was used to pay off the existing line of credit.
Departure and Appointment of Officers
As disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission, on March 25, 2013, Mr. Michael S. Gunter resigned as a director of Arrhythmia Research Technology, Inc. (the “Company”) and Micron Products, Inc. (“Micron Products”) effective immediately and notified the Board that his service as Interim Chief Executive Officer of the Company would end on March 31, 2013, namely, the end of the period during which he agreed to serve in such position.
On March 28, 2013, the Board of Directors appointed Salvatore Emma, Jr., age 53, as President and Chief Executive Officer of the Company, Micron Products, and of the Company's other subsidiaries effective April 1, 2013. The Board of Directors unanimously appointed Mr. Emma as a director of the Company and Micron Products effective April 1, 2013. Prior to this appointment, Mr. Emma served as Vice President and General Manager of Micron Products since 2008.  As Vice President and General Manager, Mr. Emma guided efforts in strategy, operations, innovation and continuous improvement to meet the needs of leading multinational corporations and other customers in the medical products, defense, commercial, and consumer markets. Mr. Emma joined Micron Products in 2007 as Director of Information Technology.
Prior to joining Micron Products, Mr. Emma was an enterprise information systems consultant from 1995 to 2007. His consulting engagements during this time included: Munters Corporation, a manufacturer of climate control equipment, Lawrence Pumps, Inc., an industrial pump manufacturer, Convergent Energy, Inc., a manufacturer of lasers and Micron Products, Inc. In this role, he led a variety of strategic initiatives including ERP implementation, business intelligence, information systems design, programming, and business systems architecture.  Previously, he served as Corporate Controller at Kervick Enterprises, Inc., an aerospace and orthopedics investment casting and forging manufacturing company.  Mr. Emma holds a Bachelor of Science in Business Administration with a minor in Computer Science from Fitchburg State University.
Mr. Emma is not related to any other director or executive officer of the Company.
14. Revised Condensed Quarterly Financial Information (Unaudited)
2012 Quarterly Revisions
The unaudited quarterly financial information for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 have been revised to correct errors in the revenue recognition for certain Tooling transactions, and their effect on revenue, cost of sales, total assets and total liabilities, in accordance with ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements”, as more fully described in Note 2, Accounting Policies. The Company reviewed the impact of the errors on prior periods in accordance with ASC 250 "Accounting Changes and Error Corrections", and determined that the errors were not material to the overall presentation of prior period financial statements. Therefore, the Company has revised the condensed quarterly financial statements below which highlight the impact of the errors, quarterly and year to date, for the first three quarters of 2012.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's balance sheet as of September 30, 2012 is summarized below:

September 30, 2012	As originally reported	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$—	$59,493	$59,493
Deposits, prepaid expenses and other current assets	745,531	222,019	967,550
Total current assets	7,962,690	281,512	8,244,202
Other non-current assets	—	218,299	218,299
Total assets	17,632,493	499,811	18,132,304

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	281,746	281,746
Total current liabilities	5,595,292	281,746	5,877,038
Long-term liabilities:
Long-term deferred revenue	—	309,377	309,377
Total Long-term liabilities	1,068,992	309,477	1,378,469
Total liabilities	6,664,284	591,123	7,255,407
Shareholders’ equity:
Retained earnings	3,139,296	(91,312)	3,047,984
Total shareholders’ equity	10,968,209	(91,312)	10,876,897
Total liabilities and shareholders’ equity	17,632,493	499,811	18,132,304
The impact of the errors on the Company's statement of operations from for the three and nine months ended September 30, 2012 is summarized below:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	As originally reported	Correction of error adjustment	As revised	As originally reported	Correction of error adjustment	As revised
Net revenues	$4,839,812	$119,222	$4,959,034	$15,881,161	$(296,004)	$15,585,157
Cost of sales	4,112,599	85,338	4,197,937	13,106,456	(221,930)	12,884,526
Gross profit	727,213	33,884	761,097	2,774,705	(74,074)	2,700,631
Loss from operations	(1,774,241)	33,884	(1,740,357)	(1,918,649)	(74,074)	(1,992,723)
Loss before taxes	(1,782,569)	33,884	(1,748,685)	(1,941,780)	(74,074)	(2,015,854)
Income tax benefit	(309,500)	13,367	(296,133)	(580,400)	(29,223)	(609,623)
Loss before discontinued operations	(1,473,069)	20,517	(1,452,552)	(1,361,380)	(44,851)	(1,406,231)
Net loss	(3,469,124)	20,517	(3,448,607)	(4,884,760)	(44,851)	(4,929,611)
Loss per share - basic and diluted	(1.24)	0.01	(1.24)	(1.75)	(0.02)	(1.77)
Weighted average shares outstanding, basic and diluted	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of cash flows for nine months ended September 30, 2012 is summarized below:

	Nine months ended September 30, 2012
	As originally reported	Correction of error adjustment	As revised
Net loss	$(4,884,760)	$(44,851)	$(4,929,611)
Deferred income taxes	(259,400)	(29,223)	(288,623)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(446,126)	(91,609)	(537,735)
Other non-current assets	—	(130,321)	(130,321)
Accrued expenses and other current liabilities	779,017	122,702	901,719
Other non-current liabilities	—	173,302	173,302
Net cash used in operating activities	(1,498,361)	—	(1,498,361)

The impact of the errors on the Company's balance sheet as of June 30, 2012 is summarized below:

June 30, 2012	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$64,100	$—	$72,860	$136,960
Deposits, prepaid expenses and other current assets	1,348,816	(97,254)	244,167	1,495,729
Total current assets	8,334,194	(461,624)	317,027	8,189,597
Other non-current assets	—	—	281,489	281,489
Total assets	19,364,280	2,494,759	598,516	22,457,555

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	312,041	312,041
Total current liabilities	3,809,909	(578,098)	312,041	3,543,852
Long-term liabilities:
Long-term deferred revenue	—	—	398,304	398,304
Total Long-term liabilities	1,137,187	(272,722)	398,304	1,262,769
Total liabilities	4,947,096	(850,820)	710,345	4,806,621
Shareholders’ equity:
Retained earnings	6,608,419	3,938,692	(111,829)	10,435,282
Total shareholders’ equity	14,417,184	3,345,579	(111,829)	17,650,934
Total liabilities and shareholders’ equity	19,364,280	2,494,759	598,516	22,457,555

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of operations for the three and six months ended June 30, 2012 is summarized below:

	Three months ended June 30, 2012				Six months ended June 30, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$4,976,985	$(151,776)	$(30,708)	$4,794,501	$11,282,167	$(240,818)	$(415,226)	$10,626,123
Cost of sales	4,702,364	(514,614)	(22,724)	4,165,026	9,897,121	(903,266)	(307,268)	8,686,587
Gross profit	274,621	362,838	(7,984)	629,475	1,385,046	662,448	(107,958)	1,939,536
Loss from operations	(1,581,071)	1,091,287	(7,984)	(497,768)	(2,212,732)	2,068,325	(107,958)	(252,365)
Loss before taxes	(1,588,249)	1,091,287	(7,984)	(504,946)	(2,227,535)	2,068,325	(107,958)	(267,168)
Income tax benefit	(548,000)	334,000	(3,150)	(217,150)	(811,900)	541,000	(42,590)	(313,490)
(Loss) income before discontinued operations	(1,040,249)	757,287	(4,834)	(287,796)	(1,415,635)	1,527,325	(65,368)	46,322
Net loss	(1,040,249)	—	(4,834)	(1,045,083)	(1,415,635)	—	(65,368)	(1,481,003)
Loss per share - basic and diluted	(0.37)	—	—	(0.37)	(0.51)	—	(0.02)	(0.53)
Weighted average shares outstanding, basic and diluted	2,790,514		2,790,514	2,790,514	2,790,514		2,790,514	2,790,514

The impact of the errors on the Company's statement of cash flows for six months ended June 30, 2012 is summarized below:

	Six months ended June 30, 2012
	As originally reported	Correction of error adjustment	As revised
Net loss	$(1,415,635)	$(65,368)	$(1,481,003)
Deferred income taxes	(807,400)	(42,590)	(849,990)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(685,290)	(113,757)	(799,047)
Other non-current assets	—	(193,511)	(193,511)
Accrued expenses and other current liabilities	156,368	152,997	309,365
Other non-current liabilities	—	262,229	262,229
Net cash used in operating activities	(1,333,062)	—	(1,333,062)

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's balance sheet as of March 31, 2012 is summarized below:

March 31, 2012	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$64,100	$—	$69,710	$133,810
Deposits, prepaid expenses and other current assets	1,109,653	(77,239)	290,756	1,323,170
Total current assets	9,632,253	(325,078)	360,466	9,667,641
Other non-current assets	—	—	212,176	212,176
Total assets	19,887,615	2,489,614	572,642	22,949,871

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	375,363	375,363
Total current liabilities	3,775,994	(513,679)	375,363	3,637,678
Long-term liabilities:
Long-term deferred revenue	—	—	304,274	304,274
Total Long-term liabilities	681,169	415,000	304,274	1,400,443
Total liabilities	4,457,163	(98,679)	679,637	5,038,121
Shareholders’ equity:
Retained earnings	7,648,669	3,181,376	(106,995)	10,723,050
Total shareholders’ equity	15,430,452	2,588,293	(106,995)	17,911,750
Total liabilities and shareholders’ equity	19,887,615	2,489,614	572,642	22,949,871

The impact of the errors on the Company's statement of operations for the three months ended March 31, 2012 is summarized below:

	Three months ended March 31, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$6,305,182	$(89,042)	$(384,518)	$5,831,622
Cost of sales	5,194,757	(388,652)	(284,544)	4,521,561
Gross profit	1,110,425	299,610	(99,974)	1,310,061
(Loss) income from operations	(631,660)	977,037	(99,974)	245,403
(Loss) income before taxes	(639,285)	977,037	(99,974)	237,778
Income tax benefit	(263,900)	207,000	(39,440)	(96,340)
(Loss) income before discontinued operations	(375,385)	770,037	(60,534)	334,118
Net loss	(375,385)	—	(60,534)	(435,919)
Loss per share - basic and diluted	(0.13)	—	(0.02)	(0.16)
Weighted average shares outstanding, basic and diluted	2,790,514	—	2,790,514	2,790,514

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of cash flows for three months ended March 31, 2012 is summarized below:

	Three months ended March 31, 2012
	As originally reported	Correction of error adjustment	As revised
Net loss	$(375,385)	$(60,534)	$(435,919)
Deferred income taxes	(259,400)	(39,440)	(298,840)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(446,126)	(160,346)	(606,472)
Other non-current assets	—	(124,198)	(124,198)
Accrued expenses and other current liabilities	779,017	216,319	995,336
Other non-current liabilities	—	168,199	168,199
Net cash used in operating activities	(805,077)	—	(805,077)

2011 Quarterly Revisions
The unaudited quarterly financial information for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011 have been revised to correct errors in the revenue recognition for certain Tooling transactions, and their effect on revenue, cost of sales, total assets and total liabilities, in accordance with ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements”, as more fully described in Note 2, Accounting Policies. The Company reviewed the impact of the errors on prior periods in accordance with ASC 250 "Accounting Changes and Error Corrections", and determined that the errors were not material to the overall presentation of prior period financial statements. Therefore, the Company has revised the condensed quarterly financial information presented below to correct for the error on a quarterly and year to date basis, for each quarter of 2011.
The impact of the errors on the Company's balance sheet as of September 30, 2011 is summarized below:

September 30, 2011	As originally reported	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$355,000	$30,733	$385,733
Deposits, prepaid expenses and other current assets	430,915	154,955	585,870
Total current assets	10,868,195	185,688	11,053,873
Other non-current assets	—	141,621	141,621
Total assets	20,017,041	327,309	20,344,350

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	209,401	209,401
Total current liabilities	2,732,283	209,401	2,941,684
Long-term liabilities:
Long-term deferred revenue	—	165,079	165,079
Total Long-term liabilities	402,483	165,079	567,562
Total liabilities	3,134,766	374,480	3,509,246
Shareholders’ equity:
Retained earnings	9,152,408	(47,171)	9,105,237
Total shareholders’ equity	16,882,275	(47,171)	16,835,104
Total liabilities and shareholders’ equity	20,017,041	327,309	20,344,350

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of operations for the three and nine months ended September 30, 2011 is summarized below:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	As originally reported	Correction of error adjustment	As revised	As originally reported	Correction of error adjustment	As revised
Net revenues	$6,756,850	47,032	$6,803,882	$18,929,495	103,566	$19,033,061
Cost of sales	5,266,184	18,302	5,284,486	14,827,889	57,177	14,885,067
Gross profit	1,490,666	28,730	1,519,396	4,101,606	46,389	4,147,994
Income from operations	537,704	28,730	566,434	1,126,014	46,389	1,172,403
Income before taxes	540,453	28,730	569,183	1,138,234	46,389	1,184,623
Income tax provision	—	11,334	11,334	103,000	18,301	121,301
Income before discontinued operations	540,453	17,396	557,849	1,035,234	28,088	1,063,322
Net loss	(74,013)	17,396	(56,617)	(301,424)	28,088	(273,336)
Loss per share - basic and diluted	(0.03)	0.01	(0.02)	(0.11)	0.01	(0.10)
Weighted average shares outstanding, basic and diluted	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514

The impact of the errors on the Company's statement of cash flows for the nine months ended September 30, 2011 is summarized below:

	Nine months ended September 30, 2011
	As originally reported	Correction of error adjustment	As revised
Net loss	$(301,424)	$28,088	$(273,336)
Deferred income taxes	(253,035)	18,300	(234,735)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	37,884	51,123	89,007
Other non-current assets	—	6,054	6,054
Accrued expenses and other current liabilities	176,096	(69,083)	107,013
Other non-current liabilities	—	(34,482)	(34,482)
Net cash provided by operating activities	254,500	(10)	254,490

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's balance sheet as of June 30, 2011 is summarized below:

June 30, 2011	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$355,000	$(117,000)	$42,067	$280,067
Deposits, prepaid expenses and other current assets	356,258	(106,778)	167,956	417,436
Total current assets	10,744,497	(550,085)	210,023	10,404,435
Other non-current assets	—	—	146,922	146,922
Total assets	19,150,609	647,081	356,945	20,154,635

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	222,969	222,969
Total current liabilities	1,631,664	(197,804)	222,969	1,656,829
Long-term liabilities:
Long-term deferred revenue	—	—	198,543	198,543
Total Long-term liabilities	403,599	446,535	198,543	1,048,677
Total liabilities	2,035,263	248,731	421,512	2,705,506
Shareholders’ equity:
Retained earnings	9,394,657	507,546	(64,567)	9,837,636
Total shareholders’ equity	17,115,346	398,350	(64,567)	17,449,129
Total liabilities and shareholders’ equity	19,150,609	647,081	356,945	20,154,635

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of operations for the three and six months ended June 30, 2011 is summarized below:

	Three months ended June 30, 2011				Six months ended June 30, 2011
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$6,018,329	$(15,172)	$(64,311)	$5,938,846	$12,201,394	$(28,749)	$56,534	$12,229,179
Cost of sales	4,994,063	(166,256)	(44,630)	4,783,177	9,798,842	(237,136)	38,875	9,600,581
Gross profit	1,024,266	151,084	(19,681)	1,155,669	2,402,552	208,387	17,659	2,628,598
(Loss) income from operations	(416,380)	548,864	(19,681)	112,803	(357,685)	945,995	17,659	605,969
(Loss) income before taxes	(411,029)	552,319	(19,681)	121,609	(362,896)	960,677	17,659	615,440
Income tax (benefit) provision	(156,485)	156,485	(7,764)	(7,764)	(135,485)	273,485	6,967	144,967
(Loss) income before discontinued operations	(254,544)	395,834	(11,917)	129,373	(227,411)	687,192	10,692	470,473
Net loss	(254,544)	—	(11,917)	(266,461)	(227,411)	—	10,692	(216,719)
Loss per share - basic and diluted	(0.09)	—	—	(0.10)	(0.08)	$—	—	(0.08)
Weighted average shares outstanding, basic and diluted	2,790,514	—	2,790,514	2,790,514	2,790,514	—	2,790,514	2,790,514

The impact of the errors on the Company's statement of cash flows for the six months ended June 30, 2011 is summarized below:

	Six months ended June 30, 2011
	As originally reported	Correction of error adjustment	As revised
Net loss	$(227,411)	$10,692	$(216,719)
Deferred income taxes	(253,035)	6,966	(246,069)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	637,890	38,122	676,012
Other non-current assets	—	753	753
Accrued expenses and other current liabilities	(926,759)	(55,515)	(982,274)
Other non-current liabilities	—	(1,018)	(1,018)
Net cash provided by operating activities	524,655	—	524,655

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's balance sheet as of March 31, 2011 is summarized below:

March 31, 2011	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$44,000	$(78,303)	$34,303	$—
Deposits, prepaid expenses and other current assets	406,667	(172,979)	152,164	385,852
Total current assets	10,381,409	(977,529)	186,467	9,590,347
Other non-current assets	—	—	118,084	118,084
Total assets	19,284,783	131,290	304,551	19,720,624

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	205,628	205,628
Total current liabilities	1,687,742	(159,694)	205,628	1,733,676
Long-term liabilities:
Long-term deferred revenue	—	—	151,573	151,573
Total Long-term liabilities	250,251	290,000	151,573	691,824
Total liabilities	1,937,993	130,306	357,201	2,425,500
Shareholders’ equity:
Retained earnings	9,649,201	619,257	(52,650)	10,215,808
Total shareholders’ equity	17,346,790	984	(52,650)	17,295,124
Total liabilities and shareholders’ equity	19,284,783	131,290	304,551	19,720,624

The impact of the errors on the Company's statement of operations for the three months ended March 31, 2011 is summarized below:

	Three months ended March 31, 2011
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$6,183,065	$(13,577)	$120,845	$6,290,333
Cost of sales	4,804,779	(70,880)	83,505	4,817,404
Gross profit	1,378,286	57,303	37,340	1,472,929
Income from operations	58,695	397,131	37,340	493,166
Income before taxes	48,133	408,358	37,340	493,831
Income tax provision	21,000	117,000	14,731	152,731
Income before discontinued operations	27,133	291,358	22,609	341,100
Net income	27,133	—	22,609	49,742
Income per share - basic and diluted	0.01	—	—	0.02
Weighted average shares outstanding, basic	2,790,514	—	—	2,790,514
Weighted average shares outstanding, diluted	2,829,518	—	—	2,829,518

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The impact of the errors on the Company's statement of cash flows for the three months ended March 31, 2011 is summarized below:

	Three months ended March 31, 2011
	As originally reported	Correction of error adjustment	As revised
Net income	$27,133	$22,609	$49,742
Deferred income taxes	(96,500)	14,730	(81,770)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	95,607	53,914	149,521
Other non-current assets	—	29,591	29,591
Accrued expenses and other current liabilities	869,564	(72,856)	796,708
Other non-current liabilities	—	(47,988)	(47,988)
Net cash used in operating activities	(969,354)	—	(969,354)

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Condensed Quarterly Financial Information (Unaudited)
The following table sets forth certain unaudited quarterly financial information for fiscal 2011 and 2012 and the revised opening retained earnings at December 31, 2010. The financial information for each quarterly period ended from December 31, 2010 through December 31, 2012 and has been revised to correct errors in the revenue recognition for certain Tooling transactions, and their effect on revenue, cost of sales, total assets and total liabilities, in accordance with ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” This data should be read together with the Company's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management are considered necessary to fairly present the Company's revenue, cost of sales, total assets and total liabilities for the quarters presented. The Company's historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Net revenues	$6,290,333	$5,938,846	$6,803,882	$5,273,036	$5,831,622	$4,794,501	$4,959,034	$5,057,413
Cost of sales	4,817,404	4,783,177	5,284,486	4,101,063	4,521,561	4,165,026	4,197,937	4,964,067
Gross profit	1,472,929	1,155,669	1,519,396	1,171,973	1,310,061	629,475	761,097	93,346

Total operating expenses	979,763	1,042,866	952,962	1,200,968	1,064,658	1,127,243	2,501,454	1,320,523

Income (loss) from operations	493,166	112,803	566,434	(28,995)	245,403	(497,768)	(1,740,357)	(1,227,177)

Income (loss) from continuing operations before income taxes	493,831	121,609	569,183	(27,560)	237,778	(504,946)	(1,748,685)	(1,237,246)
Income tax provision (benefit)	152,731	(7,764)	11,334	234,212	(96,340)	(217,150)	(296,133)	(266,369)
Income (loss) before discontinued operations	341,100	129,373	557,849	(261,772)	334,118	(287,796)	(1,452,552)	(970,877)
Discontinued operations
Loss from discontinued operations, net of taxes	(291,358)	(395,834)	(614,466)	(773,566)	(770,037)	(757,287)	(1,996,055)	(237,448)
Net income (loss)	49,742	(266,461)	(56,617)	(1,035,338)	(435,919)	(1,045,083)	(3,448,607)	(1,208,325)

Income (loss) per share - basic and diluted	0.02	(0.10)	(0.02)	(0.37)	(0.16)	(0.37)	(1.24)	(0.44)
Weighted average shares outstanding, basic	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,775,428
Weighted average shares outstanding, diluted	2,829,518	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,775,428

	Revised quarterly balance sheet data for the period ended
	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Assets
Current assets:
Deferred income taxes	$51,533	$—	$280,067	$385,733	$53,970	$133,810	$136,960	$59,493	$199,432
Deposits, prepaid expenses and other current assets	603,088	385,852	417,436	585,870	626,298	1,323,170	1,495,729	967,550	574,999
Total current assets	11,672,307	9,590,347	10,404,435	11,053,873	9,170,950	9,667,641	8,189,597	8,244,202	7,078,177
Long-term deferred tax assets, net	—	—	—	—	—	—	—	1,862,600	2,068,538
Other non-current assets	147,675	118,084	146,922	141,621	87,978	212,176	281,489	218,299	214,596
Total assets	20,690,782	19,720,624	20,154,635	20,344,350	19,476,088	22,949,871	22,457,555	18,132,304	16,960,214

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	278,484	205,628	222,969	209,401	159,044	375,363	312,041	281,746	315,268
Deferred tax liability	—	38,697	—	—	—	—	—	—	—
Total current liabilities	2,834,673	1,733,676	1,656,829	2,941,684	3,050,637	3,637,678	3,543,852	5,877,038	5,936,352
Long-term liabilities:
Long-term deferred revenue	199,561	151,573	198,543	165,079	136,075	304,274	398,304	309,377	326,982
Long-term deferred tax liabilities	288,500	523,500	834,500	387,965	470,000	666,000	452,000	—	—
Total long-term liabilities	505,929	691,824	1,048,677	567,562	619,476	1,400,443	1,262,769	1,378,469	1,327,129
Total liabilities	3,340,602	2,425,500	2,705,506	3,509,246	3,670,113	5,038,121	4,806,621	7,255,407	7,263,481
Shareholders’ equity:
Retained earnings	9,715,045	10,215,808	9,837,636	9,105,237	8,061,712	10,723,050	10,435,282	3,047,984	1,839,659
Total shareholders’ equity	17,350,180	17,295,124	17,449,129	16,835,104	15,805,975	17,911,750	17,650,934	10,876,897	9,696,733
Total liabilities and shareholders’ equity	20,690,782	19,720,624	20,154,635	20,344,350	19,476,088	22,949,871	22,457,555	18,132,304	16,960,214