Form 10-Q
period 2013-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2013-07-01
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013 or

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

As of June 28, 2013 there were 2,704,239 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

March 31, 2013

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

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$319,991	$477,708
Trade and other accounts receivable, net of allowance for doubtful accounts of $117,098	3,156,881	3,181,721
Inventories, net	2,759,653	2,415,104
Deferred income taxes	199,432	199,432
Income tax receivable	194,912	194,912
Deposits, prepaid expenses and other current assets	452,608	574,999
Current assets from discontinued operations	22,730	34,301
Total current assets	7,106,207	7,078,177

Property, plant and equipment, net	7,136,018	7,158,512
Other intangible assets, net	187,119	156,091
Long-term deferred tax asset, net	2,153,046	2,068,538
Other non-current assets	256,517	214,596
Non-current assets from discontinued operations	246,735	284,300
Total assets	$17,085,642	$16,960,214

Liabilities and Shareholders' Equity

Current liabilities:
Demand line of credit	$800,000	$800,000
Current portion of equipment notes	1,093,526	267,043
Accounts payable	2,412,837	2,437,778
Accrued expenses	653,054	393,913
Customer deposits	10,731	121,779
Deferred revenue	307,232	315,268
Performance guarantee liability	1,000,000	1,000,000
Current liabilities from discontinued operations	579,835	600,571
Total current liabilities	6,857,215	5,936,352
Long-term liabilities:
Long-term equipment note, net of current portion	209,389	991,213
Long-term portion of deferred gain on lease	7,817	8,934
Long-term deferred revenue	305,913	326,982
Total long-term liabilities	523,119	1,327,129
Total liabilities	7,380,334	7,263,481

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,704,239 shares outstanding	39,265	39,265
Additional paid-in-capital	11,124,821	11,110,575
Common stock held in treasury, 1,222,252 shares at cost	(3,335,268)	(3,335,268)
Accumulated other comprehensive income from foreign currency translation	42,502	42,502
Retained earnings	1,833,988	1,839,659
Total shareholders’ equity	9,705,308	9,696,733
Total liabilities and shareholders’ equity	$17,085,642	$16,960,214
The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2013	2012 Revised
Net revenues	$5,643,189	$5,831,622
Cost of sales	4,691,041	4,521,561
Gross profit	952,148	1,310,061

Selling and marketing	240,375	238,590
General and administrative	724,130	692,659
Research and development	59,402	133,409
Total operating expenses	1,023,907	1,064,658

(Loss) income from operations	(71,759)	245,403
Other (expense), net	(10,683)	(7,625)
(Loss) income from continuing operations before income tax benefit	(82,442)	237,778
Income tax benefit	(84,509)	(96,340)
Income from continuing operations	2,067	334,118
Discontinued Operations:
Loss from discontinued operations, net of tax benefit of $5,031 and $207,000, respectively	(7,738)	(770,037)
Net loss	$(5,671)	$(435,919)

(Loss) income per share - basic and diluted
Continuing operations	$0.00	$0.12
Discontinued operations	0.00	(0.28)
Loss per share - basic and diluted	$0.00	$(0.16)

Weighted average common shares outstanding - basic and diluted	2,704,239	2,790,514

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings
	Shares	Amount		Shares	Amount			Total
December 31, 2012	3,926,491	$39,265	$11,110,575	1,222,252	$(3,335,268)	$42,502	$1,839,659	$9,696,733
Share-based compensation			14,246					14,246
Net loss							(5,671)	(5,671)
March 31, 2013	3,926,491	$39,265	$11,124,821	1,222,252	$(3,335,268)	$42,502	$1,833,988	$9,705,308

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Three months ended March 31,
	2013	2012 Revised
Cash flows from operating activities:
Net loss	$(5,671)	$(435,919)
Loss from discontinued operations	7,738	770,037
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of fixed assets	—	6,026
Amortization of the gain on lease	(1,117)	(1,117)
Depreciation and amortization	338,543	349,396
Provision for doubtful accounts	—	15,000
Deferred income taxes	(84,508)	(91,840)
Share-based compensation	14,246	37,520
Changes in operating assets and liabilities:
Trade accounts receivable	24,840	(851,895)
Inventories	(344,549)	(183,648)
Deposits, prepaid expenses and other assets	122,391	(555,541)
Other non-current assets	(41,921)	(124,198)
Accounts payable	(24,940)	658,726
Accrued expenses and other current liabilities	140,521	72,948
Other non-current liabilities	(21,069)	168,199
Net cash provided by (used in) by operating activities of continuing operations	124,504	(166,306)
Net cash used in operating activities of discontinued operations	(46,178)	(632,745)
Net cash provided by (used in) operating activities	78,326	(799,051)
Cash flows from investing activities:
Purchases of plant, property and equipment	(63,568)	(97,710)
Proceeds from sale of fixed assets	—	303,885
Cash paid for patents and trademarks	(32,828)	(32,509)
Net cash (used in) provided by investing activities of continuing operations	(96,396)	173,666
Net cash provided by (used in) investing activities of discontinued operations	78,814	(425,898)
Net cash used in investing activities	(17,582)	(252,232)
Cash flows from financing activities:
Proceeds from equipment note	—	262,960
Principal payments on equipment note	(186,657)	—
Cash dividend paid	—	(84,119)
Net cash (used in) provided by financing activities of continuing operations	(186,657)	178,841
Net cash (used in) provided by financing activities of discontinued operations	(41,183)	—
Net cash (used in) provided by financing activities	(227,840)	178,841

Net decrease in cash and cash equivalents	(167,096)	(872,442)

Cash and cash equivalents at beginning of period	508,590	1,358,223
Cash and cash equivalents at end of period	341,494	485,781
Less cash and cash equivalents of discontinued operations at end of period	(21,503)	(70,824)
Cash and cash equivalents of continuing operations at end of period	$319,991	$414,957
The accompanying notes are an integral part of the consolidated financial statements.

Arrhythmia Research Technology, Inc.
Notes to the Consolidated Financial Statements
1. Basis of Presentation
The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on May 31, 2013.
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
Operating matters and liquidity
The Company has experienced net losses, including the discontinued operations of WirelessDx. The Company had borrowings of $800,000 under its line of credit with a bank at March 31, 2013. Borrowings under the line of credit had a maturity date of April 30, 2013, however, the line of credit was paid off on April 4, 2013 and replaced by a new credit facility as outlined below.
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
The Company expects that its current and anticipated financial resources, including the new credit facility, are adequate to maintain current and planned operations through March 31, 2014. However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond March 31, 2014. The Company expects to continue to expand its product offerings and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that the Company will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute the Company's long-term business plan.
2. Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of ART and it's wholly owned subsidiary, Micron Products, Inc. ("Micron", and collectively with ART, the "Company"). The Company's Pennsylvania subsidiary RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation, collectively "WirelessDx", discontinued operations in the third quarter of 2012 and are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company evaluates the merits and individual uniqueness of each transaction, the related product(s), and the customer, to determine if the arrangement qualifies for revenue recognition as multiple element arrangements. The Company determined that the estimated product life-cycle, and historical knowledge of the customer will determine the appropriate life over which the deferred revenue will be amortized into revenue, which generally takes place within two to five years of the initiation of the arrangement. Revenue for the production units is recognized upon shipment.
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
Furthermore, the Company will use these factors in determining when it may be appropriate to accelerate remaining deferred revenue into income for products for customers who may have excessive time lags between the making of the mold and the production of units from the mold. Product life-cycles, customer supply chains, customer financial performance and other items may be indicators to management that realization of future production orders for the product may be more likely than not or improbable. At such point, management may determine, in its estimates, that it is appropriate to recognize the remaining revenue.
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
In 2012, the Company determined that the errors were immaterial to the overall presentation of prior year financial statements and therefore revised the prior years as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The revised March 31, 2012 financial statements are presented in this Form 10-Q as more fully described in Note 11.
The Company also recognizes revenue in accordance with ASC 985-605 "Software - Revenue Recognition" for software licenses it sells. Revenue is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.

Fair value of financial instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term nature of such instruments. The carrying amount of the Company's long-term and respective short-term portion of Equipment notes were $209,389 and $1,093,526, at March 31, 2013 as compared to 991,213 and $267,043 at December 31, 2012. These amounts approximate the fair value of these instruments as these notes were paid in full on April 4, 2013.
In addition to the Equipment notes, the Company had a line of credit with an outstanding balance of $800,000 at both March 31, 2013 and December 31, 2012 which approximates the fair value of this instrument due to the variable interest rates.
The Equipment notes and the line of credit were both paid off and closed on April 4, 2013 as part of the new bank facility as more fully described in Note 5.
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
Allowance for Doubtful Accounts
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the Company's overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to the Company, management believes the allowance for doubtful accounts of $117,098 as of March 31, 2013 and December 31, 2012 is adequate.
Inventories
The Company values its inventory at the lower of average cost (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. The Company records adjustments to account for potential scrap during normal manufacturing operations or potential obsolescence for slow moving inventory.
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
Plant, property and equipment
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

Long-Lived and Intangible Assets
In accordance with ASC 360, "Long-Lived Assets," the Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There were no such triggering events for the three months ended March 31, 2013 or 2012.
Intangible assets consist of the following:

	March 31, 2013				December 31, 2012
	Weighted average remaining life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	13	$445,063	$(421,892)	$23,171	$445,063	$(420,675)	$24,388
Patents and Trademarks*	—	143,531	—	143,531	110,703	—	110,703
Trade names	9	33,250	(12,833)	20,417	33,250	(12,250)	21,000
Total Intangible assets:		$621,844	$(434,725)	$187,119	$589,016	$(432,925)	$156,091
* Patents and Trademarks not yet in service.
Income taxes
The Company accounts for income taxes in accordance with ASC 740 “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. For the periods ended March 31, 2013 and December 31, 2012, no valuation allowance has been recorded against deferred tax assets from continuing operations.
The Company recorded a valuation allowance against certain foreign and state deferred tax assets associated with discontinued operations. For the year ended December 31, 2012, a valuation allowance of $470,900 was maintained against these assets for which the realization of tax benefit is not more likely than not. Management determined that no change was necessary in the valuation allowance for the period ended March 31, 2013.
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
Comprehensive income
The Company follows the provisions of ASC 220 “Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners.  There were no changes in comprehensive income in the three months ended March 31, 2013. The Company has accumulated comprehensive income of $42,502 from changes in currency valuations with our discontinued Canadian operations as of March 31, 2013 and December 31, 2012.
Preferred stock
The Company has 2,000,000 shares of $1 par value preferred stock authorized.  No shares have been issued.
(Loss) earnings per share data
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. As of March 31, 2013 and December 31, 2012 there were 263,000and 285,000 options outstanding, respectively, that were anti-dilutive and were not included in the calculation of earnings or loss per share.

Basic and diluted EPS computations are as follows:

Three months ended March 31,	2013	Revised 2012
Net loss available to common shareholders	$(5,671)	$(435,919)
Weighted average common shares outstanding	2,704,239	2,790,514
(Loss) income per share - basic
Continuing Operations	0.00	0.12
Discontinued Operations	0.00	(0.28)
Loss per share - basic	$0.00	$(0.16)

Net loss available to common shareholders	$(5,671)	$(435,919)
Weighted average common shares outstanding, basic	2,704,239	2,790,514
Assumed conversion of net common shares issuable under stock option plans	—	—
Weighted average common and common equivalent shares outstanding, diluted	2,704,239	2,790,514
(Loss) income per share - diluted
Continuing Operations	0.00	0.12
Discontinued Operations	0.00	(0.28)
Loss per share - diluted	$0.00	$(0.16)
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
In 2012, the Company determined that the Company's results will be reported as one segment due to the discontinued operations of its WirelessDx segment and since the results of its previously reported ART segment were not quantitatively material and were not regularly reviewed by the CODM. The results of the three months ended March 31, 2012 have been reclassified accordingly.
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
Recent accounting pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this update is to address implementation issues about the scope of ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities as well as to clarify the scope of the offsetting disclosures and address any unintended consequences of ASU 2011-11. This update helps clarify the scope of disclosures as they apply to derivatives accounted for in accordance with Topic 815 Derivatives and Hedging. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and provide the required disclosures retrospectively for all comparative periods presented. At present the Company does not have any derivatives as outlined in Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, or securities borrowings or securities lending transactions. As such, the Company does not expect this update to have a material impact on the Company's results of operations or financial position.

Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation, primarily related to discontinued operations and deferred revenue. In the third quarter of 2012, the Company discontinued the operations of the Company's WirelessDx subsidiaries and has therefore reclassified the March 31, 2012 results of the WirelessDx subsidiaries as discontinued operations. In 2012, the Company revised prior period balances to correct errors in the revenue recognition of certain Tooling transactions (Note 11).
3. Inventories
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,037,061	$521,908
Work-in-process	334,284	248,159
Finished goods	1,388,308	1,645,037
Total	$2,759,653	$2,415,104
The value of silver in inventory at March 31, 2013 and December 31, 2012 as a part of finished goods as plated sensors, work in process, or raw materials was $551,399 and $541,804, respectively. Inventories are stated at their net realizable value, net of a reserve for slow moving and obsolete inventory of $339,984 and $317,484 at March 31, 2013 and December 31, 2012, respectively.
4. Plant, property and equipment, net
Property, plant and equipment consist of the following:

	Asset lives (in years)			March 31, 2013	December 31, 2012
Machinery and equipment	3	to	15	$12,578,110	$12,298,011
Building and improvements		20		4,293,725	4,293,725
Vehicles	3	to	5	94,227	94,227
Furniture, fixtures, computers and software	3	to	5	1,250,471	1,246,807
Land				202,492	202,492
Construction in progress				125,046	103,269
Total property, plant and equipment				18,544,071	18,238,531
Less: accumulated depreciation				(11,408,053)	(11,080,019)
Property, plant and equipment, net				$7,136,018	$7,158,512
For the three months ended March 31, 2013 and 2012 the Company recorded $336,743 and $347,797 of depreciation expense, respectively.
5. Debt
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding debt:

	March 31, 2013	December 31, 2012
Demand line of credit	$800,000	$800,000

Debt:
Equipment notes	$1,302,915	$1,258,256
Less current portion	1,093,526	267,043
Total long-term debt	$209,389	$991,213
At March 31, 2013, the Company had a demand line of credit that provided for borrowings up to 80% of eligible accounts receivable and eligible finished goods inventory up to $700,000 at a rate of 2% over LIBOR.  The interest rate at March 31, 2013 and December 31, 2012 was4.20% and 2.21%, respectively. This facility has no borrowing base charge.  There were no additional borrowings on this line during the three months ended March 31, 2013. The outstanding principal balance at March 31, 2013 was $800,000. The demand line of credit had a maturity date of April 30, 2013.

The borrowing agreement contained covenants that applied upon drawing on the line. The covenants related to various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. This line of credit was paid off and closed on April 4, 2013 as it was refinanced by a new bank facility as described more fully below.
Also, secured by this credit line, the Company had a $1,000,000 letter of credit for a performance guarantee associated with the discontinued operations. This liability is being carried on the balance sheet of continuing operations, as the letter of credit is guaranteed by ART.
During the three months ended March 31, 2013, the Company entered into two new Equipment notes totaling $272,500 with a financing company, to acquire production equipment. As of March 31, 2013, the outstanding balance of these Equipment notes was $259,321. The term of these Equipment notes is five years.
At March 31, 2012, the Company had a master lease agreement with its bank that allowed for money to be drawn on standard terms for the purchase of equipment. During the three months ended March 31, 2012, the Company entered into a new Equipment note for $523,269. This note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $262,960, with the remaining $260,309 paid by the bank directly to the vendors making total principal amount of the Equipment note entered into $523,269. The cash payout is shown as proceeds from Equipment note on the statement of cash flows for the three months ended March 31, 2012. The remaining amount of $260,309 was a non-cash event and is disclosed in the supplemental cash flow schedule.
The outstanding balances of all Equipment notes under this master lease agreement at March 31, 2013 and December 31, 2012 were $1,302,915 and $1,258,256, respectively. The term of these Equipment notes is five years. The Equipment notes under this master lease agreement were paid off on April 4, 2013, as part of a new bank facility as described more fully below.
On, March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank to replace the existing demand line of credit. The new credit facility includes a revolving line of credit of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
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
On April 4, 2013, the commercial term loan of $1.5 million was used to refinance certain equipment notes. Additionally, the new line of credit facility was used to pay off the existing line of credit. The amounts reflected as current at March 31, 2013, reflect the debt balances that were refinanced with a new debt agreement noted above.  The new debt agreement entered into on March 29, 2013, requires the Company to submit its March 31, 2013 quarterly financial statements accompanied by an accountant's review report within 45 days of March 31, 2013.  Thus, the Company is currently not compliant with this covenant.  The Company believes it has a good working relationship with its bank, and as a result, management believes the filing of its March 31, 2013 quarterly financial statements in this form 10Q will cure noncompliance.
6. Income Taxes
The following table sets forth certain information regarding income tax benefit for the three months ended March 31, 2013 and 2012:

		March 31, 2012
	March 31, 2013	Revised
Income tax (benefit) from continuing operations	$(84,509)	$(96,340)
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

As of December 31, 2012, the Company had recorded a valuation allowance against the Canadian portion of its deferred tax assets, consisting of a net operating loss carry forward. Based on the Company's pre-tax losses for the years since the acquisition of WirelessDx, management determined that realization of the assets cannot be considered more likely than not at this time. As of March 31, 2013, management assessed the valuation allowance and determined a full valuation allowance was still necessary. If and when management determines the valuation allowance should be reversed, the adjustment would result in a tax benefit in the consolidated statements of comprehensive income (loss).
For the three months ended March 31, 2013 the tax benefit increased as compared to the prior period due to the extension of the research and development tax credit in January 2013. As of March 31, 2013, management assessed whether a valuation allowance was necessary for the US portion of its deferred tax assets resulting from the net operating losses. Management believes that no valuation allowance is required as the assets are expected to be used by income from continuing operations over the next three years.
The Company files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The periods from 2009 to 2012 remain open to examination by the IRS, state, and foreign jurisdictions. The Company believes it is not subject to any significant tax risks related to uncertain tax positions. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2013 and 2012, respectively.
The Company has also recorded an additional income tax benefit for the three months ended March 31, 2013 and 2012 of $5,031 and $207,000 for discontinued operations which are reflected in the net loss from discontinued operations, net of tax, in the Company's statement of operations.

7.	Commitments and Contingencies
Legal Matters
The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.   With respect to three specific matters, aggregate claims have been asserted of approximately $700,000.  Management believes the maximum reasonably possible loss related to these matters is substantially less than the amounts asserted.  Management, with its external legal counsel, intends to vigorously defend these matters and management believes that it has meritorious defenses in all such matters.  Accordingly, no accrual has been recorded for these matters as of March 31, 2013.  Management believes that the ultimate resolution of these matters, including like recoveries from insurance carriers if unfavorable outcomes occur, will not have a material adverse effect on our results of operations or financial condition.
Operating Leases
The Company leases vehicles and equipment under non-cancelable lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $50,781 and $52,854 for the three months ended March 31, 2013 and 2012, respectively.
8. Share-Based Compensation
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
The Company recognized share-based compensation expense of $14,246 and $37,520 for the three months ended March 31, 2013 and 2012, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the three months ended March 31, 2013 and 2012.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The option life was determined using the simplified method for estimated option life, which qualifies as "plain vanilla" options and there were no new grants issued for the three months ended March 31, 2013 or 2012.

Share-based Incentive Plan
At March 31, 2013, the Company had one stock option plan that provides for both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan was approved by stockholders at the 2010 Annual Meeting. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At March 31, 2013, there were 376,000 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions for the three months ended March 31, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	285,000	$2.44	4.8	$—
Exercisable at December 31, 2012	138,900	2.53	3.1	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(22,000)	$14.01	—	—
Outstanding at March 31, 2013	263,000	$6.37	4.74	$—
Exercisable at March 31, 2013	144,000	$6.13	2.78	$—
During the three months ended March 31, 2013 and 2012, no options were exercised.  At March 31, 2013 and 2012, the intrinsic value of the exercisable options is $0 and $5,738, respectively.
The following table sets forth the status of the Company’s non-vested options for the three months ended March 31, 2013:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2012	146,100	$2.04
Granted	—	—
Vested	(24,300)	1.90
Forfeited/expired	(2,800)	1.60
Non-vested at March 31, 2013	119,000	$2.08
The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2013:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$3.41	65,000	2.76	42,000	$0.96
5.73	52,000	8.18	16,000	1.42
7.15	72,000	0.76	74,000	2.74
9.86	74,000	8.13	12,000	0.65
	263,000		144,000

At March 31, 2013, there was $101,433 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.13 years.

9. Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries. The financial statements presented herein are adjusted for discontinued operations. Management expects the remaining assets to be sold by the end of 2013.
Net revenues from discontinued operations for the three months ended March 31, 2013 and 2012 were $0 and $89,042, respectively. Loss from discontinued operations is presented net of income tax benefits of $5,031 and $207,000 for the the three months ended March 31, 2013 and 2012, respectively.
At March 31, 2013 and December 31, 2012, the Company is carrying a $1.0 million contingent liability, for an unmet performance obligation related to an economic incentive package, related to the discontinued operations. The liability has been guaranteed by ART and is therefore carried on the balance sheet of continuing operations. The outcome of this liability will be determined on or before June 2014.
The assets and liabilities of the discontinued operations are presented in the unaudited March 31, 2013 and audited December 31, 2012 condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

	March 31, 2013	December 31, 2012
Cash	$21,503	$30,882
Prepaid expenses and other assets	1,227	3,419
Total current assets from discontinued operations	22,730	34,301

Property and equipment, net of impairment and accumulated depreciation of $812,277 and $1,434,937, respectively	241,704	284,300
Deferred taxes, non-current	5,031	—
Total non-current assets from discontinued operations	246,735	284,300
Total assets from discontinued operations	$269,465	$318,601
Accounts payable	579,835	477,324
Accrued expenses	—	123,247
Total current liabilities from discontinued operations	579,835	600,571
Total liabilities from discontinued operations	$579,835	$600,571
10. Supplemental Cash Flow Disclosures

	Three months ended March 31,
	2013	2012 Revised
Cash paid for interest	$10,536	$—
Cash paid for income taxes	—	130,000
Acquisition of fixed assets with an equipment note	272,500	260,309

11. Revisions and Reclassification of Prior Period Balances
Certain revisions and reclassifications have been made to prior period amounts to conform to the current year presentation, primarily related to discontinued operations and deferred revenue. In the third quarter of 2012 the Company discontinued the operations of the Company's WirelessDx subsidiaries and has therefore reclassified the March 31, 2012 results of the WirelessDx subsidiaries as discontinued operations. In 2012 the Company revised prior period balances to correct errors in the revenue recognition of certain Tooling transactions.

Revision of prior period financial statements
During the year end audit of the Company's 2012 balance sheet and statement of operations, the Company identified prior period errors relating to the accounting for certain Tooling transactions. The Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” As a result of the error in revenue recognition of multiple element arrangements, reported revenue and costs of sales as well as total assets and total liabilities have been misstated.
In evaluating whether the Company's previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC 250, "Accounting for Changes and Error Corrections," ASC 250-10-S99-1, "Assessing Materiality" and ASC 250-10-S99-2 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information included herein and have been provided in summarized format below.
The impact of the errors on the Company's balance sheet as of March 31, 2012 is summarized below:

March 31, 2012	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$64,100	$—	$69,710	$133,810
Deposits, prepaid expenses and other current assets	1,109,653	(77,239)	290,756	1,323,170
Total current assets	9,632,253	(325,078)	360,466	9,667,641
Other non-current assets	—	—	212,176	212,176
Total assets	19,887,615	2,489,614	572,642	22,949,871

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	375,363	375,363
Total current liabilities	3,775,994	(513,679)	375,363	3,637,678
Long-term liabilities:
Long-term deferred revenue	—	—	304,274	304,274
Total Long-term liabilities	681,169	415,000	304,274	1,400,443
Total liabilities	4,457,163	(98,679)	679,637	5,038,121
Shareholders’ equity:
Retained earnings	7,648,669	3,181,376	(106,995)	10,723,050
Total shareholders’ equity	15,430,452	2,588,293	(106,995)	17,911,750
Total liabilities and shareholders’ equity	19,887,615	2,489,614	572,642	22,949,871

The impact of the errors on the Company's statement of operations for the three months ended March 31, 2012 is summarized below:

	Three months ended March 31, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$6,305,182	$(89,042)	$(384,518)	$5,831,622
Cost of sales	5,194,757	(388,652)	(284,544)	4,521,561
Gross profit	1,110,425	299,610	(99,974)	1,310,061
(Loss) income from operations	(631,660)	977,037	(99,974)	245,403
(Loss) income before taxes	(639,285)	977,037	(99,974)	237,778
Income tax benefit (provision)	(263,900)	207,000	(39,440)	(96,340)
(Loss) income before discontinued operations	(375,385)	770,037	(60,534)	334,118
Net loss	(375,385)	—	(60,534)	(435,919)
Loss per share - basic and diluted	(0.13)	—	(0.03)	(0.16)
Weighted average shares outstanding, basic and diluted	2,790,514	—	2,790,514	2,790,514
The impact of the errors on the Company's statement of cash flows for three months ended March 31, 2012 is summarized below:

	Three months ended March 31, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net loss	$(375,385)	$—	$(60,534)	$(435,919)
Deferred income taxes	(259,400)	207,000	(39,440)	(91,840)
Changes in operating assets and liabilities:				—
Deposits, prepaid expenses and other assets	(446,126)	50,931	(160,346)	(555,541)
Other non-current assets	—	—	(124,198)	(124,198)
Accounts payable	945,194	(286,468)		658,726
Accrued expenses and other current liabilities	(166,177)	22,806	216,319	72,948
Other non-current liabilities	—	—	168,199	168,199
Net cash used in operating activities	(805,077)	(5,731)	—	(799,051)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation: our ability to retain customers who represent significant proportions of revenue; our ability to maintain the pricing model, and/or decrease the cost of sales; our ability to increase sales of higher margin products and services; our ability to manage our level of debt which makes us sensitive to the effects of economic downturns; our level of debt and provisions our debt agreements which could limit our ability to react to changes in the economy or our industry; our ability to comply with the covenants contained in our credit facility. This includes as a result of events beyond our control, which could result in an event of default, which could materially and adversely affect our operating results and our financial condition; volatility in commodity and energy prices and our ability to offset higher costs with price increases; continued availability of supplies or materials used in manufacturing at competitive prices; variability of customer delivery requirements; a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business; the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources; our ability to offset higher costs with price increases; our ability to attract and retain employees with the skills to meet the technically complex demands of US manufacturing; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; entrance of competitive products and services in the Company's markets; our ability to execute plans and motivate personnel in the execution of those plans; our ability to protect and retain trade secrets related to our manufacturing processes;     adverse claims relating to the Company's intellectual property; adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations; other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC; adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes; the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; our ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock; our securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; general economic conditions and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.
The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Arrhythmia Research Technology, Inc. (“ART”) is engaged in the development, sales, and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of a medical machining cell, the Company began production of patient specific metal and plastic orthopedic devices.  Management continues to seek identifying complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.
The Company discontinued its investment into and operation of a cardiac monitoring service provider previously referred to as WirelessDx. The brand WirelessDx included a Radnor, PA based wholly owned subsidiary named RMDDxUSA Corp. and its wholly owned Canadian subsidiary named RMDDx Corporation. The decision to discontinue and liquidate occurred in the third quarter of 2012 and is expected to be completed by December 31, 2013.

Results of Operations
The Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2012 by the required filing date of April 1, 2013, and subsequently it's first quarter Form 10-Q by the required filing date of May 15, 2013, due to the Company determining that it was necessary to reevaluate the accounting for revenues recognized under its Tooling arrangements for the year ended December 31, 2012. As a result of its reevaluation, the Company identified prior period errors relating to the accounting for certain Tooling transactions.
The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the statement of operations, statement of cash flows and the applicable notes to the consolidated financial statements for the three months ended March 31, 2012, included in this filing, have been revised to reflect the correction of these errors.
The Company is a diversified manufacturer specializing in plastic molding, precision metal and plastics machining and precious metal coating. ART is also engaged in development and licensing signal averaged electrocardiographic (SAECG) software, through its Predictor brand. RMDDxUSA Corp. and RMDDx Corporation, collectively called “WirelessDx,” discontinued operations in the third quarter of 2012.
Net sales
The Company's consolidated net sales for the three months ended March 31, 2013 were $5,643,189, a decrease of $188,433 or 3.2%, when compared to the total net sales of $5,831,622, for the three months ended March 31, 2012. The decrease in sales for the three months ended March 31, 2013 is due largely to a decrease in sensor sales of $1,091,574 as compared to the same period in 2012. This decrease in sensor revenues is due to several factors. As some customers moved to thinner silver products the Company experienced a compression in selling price. The Company also saw a 3.5% decrease in sensor volume compared to the same quarter last year and a 12.2% decrease in silver prices which resulted in a decrease in silver surcharge billed of $472,805. Micron has continued its investments in new people and technology to improve manufacturing processes, research and development, and product performance. Management expects that these investments will enable the Company to increase market share.
Micron's custom molding and manufacturing sales increased by 21.9% in the first quarter compared to the same period in 2012.  This increase is due in part to increased orders in defense, automotive, and bioscience markets.  Additionally, the Company realized increases in order volumes for machined orthopedic implant products for the prior two quarters which continued into the first quarter of 2013.  Sales of orthopedic implant products increased 76.3% in the first quarter of 2013 as compared to the same period of 2012.  Orders for machined orthopedic implant products are expected to continue to increase for the remainder of 2013.
New orders and inquiries for ART's Predictor® software and its unique signal averaged electrocardiography technology have been very encouraging following the favorable results from the Multi-Center Study announced by the National Institutes of Health in May 2013. The Company expects that its investments in software enhancements and business development will continue to yield new opportunities and increase value for shareholders.

Revenue from domestic and foreign sales for the three month periods is as follows:

	Three months ended March 31,
	2013	%	2012 Revised	%
United States	$2,487,757	44	$2,132,083	36
Canada	872,358	15	1,800,209	31
Europe	884,821	16	692,683	12
Pacific Rim	568,470	10	585,896	10
Other	829,783	15	620,751	11
Total	$5,643,189	100%	$5,831,622	100%

The decrease of sales in Canada is from sensors and silver surcharges related to the re-validation efforts of a single large customer as noted above. The increase in the United States sales is due to increased sales in orthopedic machining. Fluctuations across other geographic regions is due to changes in customer orders with various customers.

Cost of sales
The Company's consolidated cost of sales was $4,691,041 (83% of net sales) in the three months ended March 31, 2013 compared to $4,521,561 (78% of net sales) in the three months ended March 31, 2012, an increase of $169,480 or 3.7%. The increase in the consolidated cost of sales is due primarily to the impact of the cost of sales associated with deferred revenue revisions of $297,298, as well as overhead absorption adjustments to inventory of $224,890 during the three months ended March 31, 2012. These increases were partially offset in the three months ended March 31, 2013 by a decrease in the cost of silver surcharge billed of $346,503 due in part to a 3.6% decrease in sensor sales volume as well as a 12.2% decrease in silver price quarter over quarter.
Selling and marketing expenses
The Company's consolidated selling and marketing expense increased to $240,375 (4% of net sales) in the three months ended March 31, 2013 from $238,590 (4% of net sales) in the same period in 2012 an increase of $1,785 or 0.7%. While the quarter was partially impacted by a termination, it was largely offset by travel expenses for sales travel through Europe and Asia.
General and administrative expenses
The Company's consolidated general and administrative expense was $724,130 (12.8% of net sales) in the three months ended March 31, 2013 as compared to $692,659 (11.9% of net sales) in the same period in 2012, an increase of $31,471 or 4.5%.
The increase was due in part to the addition of a new Controller hired in January 2013 as well as increased accounting fees related to the 2012 year end audit. These unfavorable variances were partially offset by a favorable variance related to the difference in CEO compensation between the previous CEO in the first quarter of 2012 and the Interim CEO in the first quarter in 2013.
Research and development expenses
The Company's consolidated research and development costs decreased to $59,402 (1.1% of net sales) in the three months ended March 31, 2013 from $133,409 (2.3% of net sales) in the same period in 2012, a decrease of $74,007 or 55.5%. The decrease was due primarily to the timing of replacement hires for vacated positions.
Other (Expense) Income
Other expense was $10,683 for the three months ended March 31, 2013 compared to other expense of $7,625 for the three months ended March 31, 2012, an increase of $3,058. For the three months ended March 31, 2013 Other expense consisted primarily of interest expense of $10,536 whereas for the three months ended March 31, 2012 Other expense was comprised primarily of loss on disposal of assets of $6,026.
Income tax benefit
Income tax benefit from continuing operations as a percentage of income before taxes was 102.5% for the three months ended March 31, 2013 as compared to 40.5% for the same period in 2012.  For the three months ended March 31, 2013 the tax benefit increased as compared to the prior period due to the extension of the research and development tax credit in January 2013. The tax benefit is calculated using a projected effective tax rate calculated with an estimated projected income or loss for the year and adjusting for permanent differences between book income or losses and tax income or losses. Management expects the benefit will fully utilize net operating losses in the next three years. Management will continue to seek to implement any tax planning opportunities that could effectively reduce the Company’s income tax obligations in the future.
Loss from Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries. The financial statements presented herein are adjusted for discontinued operations. The Company sold the majority of the assets prior to the end of 2012 and expects the remaining assets to be sold by the end of 2013.
Loss from discontinued operations, net of tax, was $7,738 for the three months ended March 31, 2013 compared to $770,037 for the three months ended March 31, 2012.
Long-Lived Assets
In accordance with ASC 360, "Long-Lived Assets," the Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There were no such triggering events for the three months ended March 31, 2013 or 2012.
Loss Per Share
The basic and diluted loss per share is $0.00 for the three months ended March 31, 2013 as compared to $0.16 for the same period in 2012.  The decrease in the loss per share reflects the impact of discontinuing of operations of WirelessDx in the third quarter 2012.

Off-Balance Sheet Arrangements
The Company leases vehicles and equipment under non-cancelable lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $50,781 and $ 52,854 for the three months ended March 31, 2013 and 2012, respectively.
Recent Pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this update is to address implementation issues about the scope of ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities as well as to clarify the scope of the offsetting disclosures and address any unintended consequences of ASU 2011-11. This update helps clarify the scope of disclosures as they apply to derivatives accounted for in accordance with Topic 815 Derivatives and Hedging. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and provide the required disclosures retrospectively for all comparative periods presented. At present the Company does not have any derivatives as outlined in Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, or securities borrowings or securities lending transactions. As such, the Company does not expect this update to have a material impact on the Company's results of operations or financial position.
Liquidity and Capital Resources
Working capital was $248,992 at March 31, 2013 compared to $1,141,825 at December 31, 2012, a decrease of $892,833.  The decrease includes a reclassification of $923,000 of long term debt into short term debt as the Company's delay in filing this report caused the non-compliance with a covenant in the new debt agreement.
Net capital expenditures were $63,568 for the first three months of 2013 as compared to $97,710 for the same period in 2012.  The largest portion of the capital expenditures in the first three months of 2013 resulted from the manufacture of molds and tooling equipment as well as routine replacement of production equipment.
During the three months ended March 31, 2013, the Company entered two into equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balances of these equipment notes at March 31, 2013 were $259,321. The term of these equipment notes is five years.
The outstanding balances of all equipment notes under its master lease agreement at March 31, 2013 and December 31, 2012 were $1,302,915 and $1,258,256, respectively. The term of these equipment notes is five years. The equipment notes under this master lease agreement were paid off on April 1, 2013, as part of a new bank facility.
The Company had a demand line of credit with a large multinational bank of $3 million dollars.  The agreement provided for borrowings up to 80% of eligible accounts receivable plus 50% of raw material and finished goods inventories up to $700,000.  This facility had no borrowing base charge.  The agreement contained covenants on various matters including notice prior to executing further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.  At both March 31, 2013 and December 31, 2012 the outstanding balance on the line of credit was $800,000. Borrowings under this line of credit were paid in full with funds from the new bank facility, as described more fully below, and the line was closed, on April 1, 2013.
Also, secured by this credit line , the Company had a $1,000,000 letter of credit for a performance guarantee associated with the discontinued operations as of December 31, 2012. This liability is being carried on the balance sheet of continuing operations, as the letter of credit is guaranteed by ART.
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
The $1.5 million term loan was used to refinance existing Equipment notes, and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period.
On April 4, 2013, the Company used proceeds from it's $1.5 million term loan to refinance certain operating leases and Equipment notes and used additional proceeds from the revolver to refinance it's $800,000 line of credit with the Company's old bank. The amounts reflected as current at March 31, 2013, reflect the debt balances that were refinanced with a new debt agreement noted above.  The new debt agreement entered into on March 29, 2013, requires the Company to submit its March 31, 2013 quarterly financial statements accompanied by an accountant's review report within 45 days of March 31, 2013.  Thus, the Company is currently not compliant with this covenant.  The Company believes it has a good working relationship with its bank, and as a result, management believes the filing of its March 31, 2013 quarterly financial statements in this form 10Q will cure noncompliance.
The Company expects that its current and anticipated financial resources, including the new credit facility, are adequate to maintain current and planned operations through March 31, 2014. However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond March 31, 2014. The Company expects to continue to expand its product offerings and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2013 and beyond; however, there can be no assurance that the Company will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on the Company's long-term business plan.
During the three months ended March 31, 2013, no dividends were declared or paid. On January 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per share. The dividend of $84,119 was paid March, 15, 2012.
Summary of Changes in Cash Position
At March 31, 2013, the Company had cash of continuing operations of $319,991, a decrease of $94,966 as compared to March 31, 2012, and a decrease of $157,717 as compared to December 31, 2012. For the three months ended March 31, 2013, total cash used in continuing operations was $158,549 as compared to total cash used in discontinued operations of $8,547.
At March 31, 2012, the Company had cash of continuing operations of $414,957, a decrease of $840,294 as compared to December 31, 2011. For the three months ended March 31, 2012 total cash provided by continuing operations was $186,201 as compared to total cash used in discontinued operations of $1,058,643.
For the three months ended March 31, 2013, total cash provided by operating activities totaled $78,326, consisting of cash provided by operating activities of continuing operations of $124,504, partially offset by cash used in operating activities of discontinued operations of $46,178. Total cash used in investing activities was $17,582 comprised of cash used in continuing operations of $96,396 partially offset by cash provided by discontinued operations of $78,814. Total cash used in financing activities was $227,840 comprised of cash used in continuing operations of and cash used in $186,657 discontinued operations of $41,183.
For the three months ended March 31, 2012, total cash used in operating activities totaled $799,051, consisting of cash used in operating activities of continuing operations of $166,306, and cash used in operating activities of discontinued operations of $632,745. Total cash used in investing activities was $252,232 comprised of cash provided by investing activities of continuing operations of $173,666 and cash used in investing activities of discontinued operations of $425,898. Total cash provided by financing activities was $178,841, all from continuing operations.
Operating Cash Flows
For the three months ended March 31, 2013, total cash provided by operating activities totaled $78,326, consisting of cash provided by operating activities of continuing operations of $124,504, partially offset by cash used in operating activities of discontinued operations of $46,178. Cash provided by operating activities from continuing operations of $124,504 was due primarily to the add-back for depreciation and amortization of $338,543, partially offset by the change in working capital of $144,727 and the net loss of $5,671.
Investing Cash Flows
Total cash used in investing activities was $17,582 comprised of cash used in continuing operations of $96,396 partially offset by cash provided by discontinued operations of $78,814. Cash used in investing activities from continuing operations was due to capital expenditures of $63,568 and cash paid related to patents and trademarks of $32,828. Capital expenditures were primarily related to the manufacture of molds and tools used in production. The cash used for patents and trademarks was primarily related to further advances in the Company's signal-averaged electrocardiography software.
Financing Cash Flows
Total cash used in financing activities was $227,840 comprised of cash used in continuing operations of $186,657, and cash used in discontinued operations of $41,183. Cash used in continuing operations was used for payments on equipment notes of $186,657.
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
Furthermore, the Company will use these factors in determining when it may be appropriate to accelerate remaining deferred revenue into income for products for customers who may have excessive time lags between the making of the mold and the production of units from the mold. Product life-cycles, customer supply chains, customer financial performance and other items may be indicators to management that realization of future production orders for the product may be more likely than not or improbable. At such point, management may determine, in its estimates, that it is appropriate to recognize the remaining revenue.
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
In 2012, the Company determined that the errors were immaterial to the overall presentation of prior year financial statements and therefore revised the prior years as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The revised March 31, 2012 financial statements are presented in this Form 10-Q as more fully described in Note 11.

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
Long-Lived Assets
     In accordance with ASC 360, "Long-Lived Assets", management assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  When the Company’s management determines that the carrying value of such assets may not be recoverable, management generally measures any impairment on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company maintains "disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company, in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the Certifying Officers determined that the Company's internal controls were ineffective in that the Company did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically as it relates to: (i) the preparation of the Company's financial statements included in the Form 10-K; (ii) the accounting for certain multiple-element revenue arrangements; and (iii) segregation of duties as it relates to senior financial management's ability to post journal entries.

Based on the Company's analysis and assessment, management determined that a material weaknesses in internal control still exists at March 31, 2013 and began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Management has discussed its conclusions regarding the deficiencies in internal controls over financial reporting with the Audit Committee and with the Company's independent registered public accounting firm and expects to complete the appropriate remediation plan to address these material weaknesses no later than June 30, 2013.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2013, other than the remediation efforts described below, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation Efforts of Material Weakness in Internal Control over Financial Reporting
In an effort to remediate the material weakness described above, the Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies related to: (i) the preparation of the Company's financial statements; (ii) the accounting for certain multiple-element revenue arrangements; and (iii) segregation of duties as it relates to senior financial management's ability to post journal entries.
These enhancements include:

•
Management review of Tooling invoices to determine the merits of each transaction, taking into consideration the customer, the Tooling being invoiced and the potential for future production orders. Management then determines if the arrangement should be deferred as part of revenue recognition as a multiple element arrangement;

•	Enhancements to internal review processes of the Company's financial statements;

•	Enhanced internal controls which provide for the segregation of duties as it relates to senior financial management's ability to post journal entries.
Management expects to complete these remediation efforts to address these material weaknesses by June 30, 2013.
Management will monitor the effectiveness of the Company's internal controls over financial reporting on a quarterly basis and will test and evaluate these enhanced controls to assess whether they are operating effectively.
PART II - OTHER INFORMATION
Item 5. Other Information
None

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock. (a)
4.6*	2001 Stock Option Plan(c)
4.10*	2010 Equity Incentive Plan(d)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.
10.51	Loan and Security Agreement between Unibank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013
10.52*	Release and Agreement between Arrhythmia Research Technology, Inc. and Michael S. Gunter effective March 31, 2013.
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.
18.01	Preferability letter from Independent Registered Accounting firm.(e)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) on page X-2.
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-3.
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 on page X-4.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
June 28, 2013	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
By: /s/ David A. Garrison
David A. Garrison
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Exhibit	Page
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	X-1
10.51	Loan and Security Agreement between Unibank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013	X-2
10.52*	Release and Agreement between Arrhythmia Research Technology, Inc. and Michael S. Gunter effective March 31, 2013.	X-3
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.	X-4
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-6
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-8

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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