Form 10-Q
period 2013-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2013-10-08
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013 or

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

As of October 4, 2013 there were 2,704,239 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

June 30, 2013

Exhibit 10.54	Second Amendment to the Employment Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison, dated June 7, 2013, effective January 1, 2007.	X-1
Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4
Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-5

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Current assets:
Cash and cash equivalents	$312,912	$477,708
Restricted cash	1,000,000	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $40,000 and $117,098, respectively	3,298,437	3,181,721
Inventories, net	2,451,209	2,415,104
Deferred income taxes	—	199,432
Income tax receivable	127,961	194,912
Deposits, prepaid expenses and other current assets	509,512	574,999
Current assets from discontinued operations	2,495	34,301
Total current assets	7,702,526	7,078,177

Property, plant and equipment, net	7,415,035	7,158,512
Other intangible assets, net	188,347	156,091
Long-term deferred tax asset, net	—	2,068,538
Other non-current assets	309,154	214,596
Non-current assets from discontinued operations	—	284,300
Total assets	$15,615,062	$16,960,214

Liabilities and Shareholders' Equity

Current liabilities:
Line of credit	$2,174,493	$800,000
Current portion of long-term debt	277,052	—
Current portion of equipment notes	50,516	267,043
Accounts payable	2,225,785	2,437,778
Accrued expenses	775,765	393,913
Customer deposits	4,855	121,779
Deferred revenue	292,485	315,268
Performance guarantee liability	1,000,000	1,000,000
Current liabilities from discontinued operations	322,262	600,571
Total current liabilities	7,123,213	5,936,352
Long-term liabilities:
Long-term debt, net of current portion	1,177,905	—
Long-term equipment note, net of current portion	196,539	991,213
Long-term portion of deferred gain on lease	—	8,934
Long-term deferred revenue, net of current portion	288,787	326,982
Total long-term liabilities	1,663,231	1,327,129
Total liabilities	8,786,444	7,263,481

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,704,239 shares outstanding	39,265	39,265
Additional paid-in-capital	11,138,321	11,110,575
Common stock held in treasury, 1,222,252 shares at cost	(3,335,268)	(3,335,268)
Accumulated other comprehensive income from foreign currency translation	42,502	42,502
Retained earnings (deficit)	(1,056,202)	1,839,659
Total shareholders’ equity	6,828,618	9,696,733
Total liabilities and shareholders’ equity	$15,615,062	$16,960,214
The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012 Revised	2013	2012 Revised
Net revenues	$4,880,445	$4,794,501	$10,523,634	$10,626,123
Cost of sales	4,322,779	4,165,026	9,013,820	8,686,587
Gross profit	557,666	629,475	1,509,814	1,939,536

Selling and marketing	246,839	267,504	487,214	506,094
General and administrative	585,345	727,916	1,309,475	1,420,572
Research and development	61,293	131,823	120,695	265,232
Total operating expenses	893,477	1,127,243	1,917,384	2,191,898

Loss from operations	(335,811)	(497,768)	(407,570)	(252,362)

Interest expense	(196,999)	(7,110)	(207,545)	(6,886)
Other income (expense), net	7,905	(68)	7,769	(7,920)
Other expense	(189,094)	(7,178)	(199,776)	(14,806)
Loss from continuing operations before income tax provision (benefit)	(524,905)	(504,946)	(607,346)	(267,168)
Income tax provision (benefit)	2,352,478	(217,150)	2,267,969	(313,490)
(Loss) income from continuing operations	(2,877,383)	(287,796)	(2,875,315)	46,322
Discontinued operations:
Loss from discontinued operations, net of tax provision of $5,031 and $0, respectively, for the three and six months ended June 30, 2013 and a tax benefit of $334,000 and $541,000, respectively for the three and six months ended June 30, 2012	(12,808)	(757,287)	(20,546)	(1,527,325)
Net loss	$(2,890,191)	$(1,045,083)	$(2,895,861)	$(1,481,003)

(Loss) income per share - basic and diluted
Continuing operations	$(1.06)	$(0.10)	$(1.06)	$0.02
Discontinued operations	$—	$(0.27)	$(0.01)	$(0.55)
(Loss) income per share - basic and diluted	$(1.06)	$(0.37)	$(1.07)	$(0.53)

Weighted average common shares outstanding - basic and diluted	2,704,239	2,790,514	2,704,239	2,790,514

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings (deficit)
	Shares	Amount		Shares	Amount			Total
December 31, 2012	3,926,491	$39,265	$11,110,575	1,222,252	$(3,335,268)	$42,502	$1,839,659	$9,696,733
Share-based compensation			27,746					27,746
Net loss							(2,895,861)	(2,895,861)
June 30, 2013	3,926,491	$39,265	$11,138,321	1,222,252	$(3,335,268)	$42,502	$(1,056,202)	$6,828,618

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Six months ended June 30,
	2013	2012 Revised
Cash flows from operating activities:
Net loss	$(2,895,861)	$(1,481,003)
Loss from discontinued operations	20,546	1,527,325
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of the gain on lease	(8,934)	(2,234)
Depreciation and amortization	697,023	703,057
Changes in allowance for doubtful accounts	(77,098)	30,000
Deferred income taxes	2,267,969	(308,990)
Share-based compensation	27,746	64,502
Changes in operating assets and liabilities:
Trade accounts receivable	(39,618)	642,334
Inventories	(36,105)	(298,520)
Deposits, prepaid expenses and other assets	132,438	(656,957)
Other non-current assets	(94,558)	(193,511)
Accounts payable	(211,992)	387,609
Accrued expenses and other current liabilities	242,612	(242,402)
Other non-current liabilities	(38,195)	262,229
Net cash (used in) provided by operating activities of continuing operations	(14,027)	433,439
Net cash used in operating activities of discontinued operations	(310,301)	(1,766,502)
Net cash (used in) operating activities	(324,328)	(1,333,063)
Cash flows from investing activities:
Purchases of property, plant and equipment	(703,737)	(786,192)
Proceeds from sale of fixed assets	—	303,885
Cash paid for patents and trademarks	(31,385)	—
Net cash used in investing activities of continuing operations	(735,122)	(482,307)
Net cash provided by (used in) investing activities of discontinued operations	320,518	(516,602)
Net cash used in investing activities	(414,604)	(998,909)
Cash flows from financing activities:
Proceeds from line of credit, net	1,374,493	500,000
Proceeds from long-term debt	1,500,000	—
Payments on long-term debt	(45,043)	—
Proceeds from equipment notes	—	262,960
Payments on equipment notes	(1,228,699)	(23,949)
Cash dividend paid	—	(84,119)
Restricted cash	(1,000,000)	—
Net cash provided by financing activities of continuing operations	600,751	654,892
Net cash (used in) provided by financing activities of discontinued operations	(55,002)	672,272
Net cash provided by financing activities	545,749	1,327,164

Net decrease in cash and cash equivalents	(193,183)	(1,004,808)

Cash and cash equivalents at beginning of period	508,590	1,358,223
Cash and cash equivalents at end of period	315,407	353,415
Less cash and cash equivalents of discontinued operations at end of period	(2,495)	(70,824)
Cash and cash equivalents of continuing operations at end of period	$312,912	$282,591
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
Operating matters and liquidity
The Company's loss reported for the three months ended June 30, 2013 resulted in a twelve quarter cumulative loss including the discontinued operations of WirelessDx. The Company has outstanding balances of $2,174,493 under its line of credit and $1,454,957 under a commercial term loan with a bank at June 30, 2013. Borrowings under the line of credit have a maturity date of June 30, 2015. The commercial term loan has a maturity date of March 29, 2018. The Company also has $247,055 in equipment notes under a master lease agreement with a financing company.
The Company expects that its current and anticipated financial resources, including a new bank facility, are adequate to maintain current and planned operations through June 30, 2014. The new multi-year credit facility entered into on March 29, 2013, includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million. At June 30, 2013, the Company had approximately $522,000 ($300,000 estimated at September 30, 2013) of available borrowing capacity on this revolver.
However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond June 30, 2014. The Company expects to continue to expand its product offerings and improve sales within new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute the Company's long-term business plan.
2. Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of ART and its wholly owned subsidiary, Micron Products, Inc. ("Micron"). The Company's Pennsylvania subsidiary, RMDDxUSA Corp., and its Prince Edward Island subsidiary, RMDDx Corporation, collectively "WirelessDx", discontinued operations in the third quarter of 2012 and are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company defers revenue recognition on the sale of certain molds and tools, as well as certain engineering and validation services (collectively "Tooling"), until customer acceptance, including inspection and installation requirements, as defined, are achieved. The Company evaluates arrangements with potential multiple elements to determine if there is more than one unit of accounting.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services and production units. The Company has determined that sale of certain molds, tooling, engineering and validation services, and the production units, represent one unit of accounting, based on an assessment of the respective standalone value, as defined in ASC 605-25, “Revenue Recognition: Multiple - Element Arrangements.”
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
The Company cannot adequately predict short-term or long-term future production units in a consistent and meaningful manner given the prototyping and sampling nature of these molds and associated products. Many of these products require validation of a new design or acceptable end product and their viability in their respective competitive marketplaces. Therefore, the future production possibilities are unpredictable and sometimes volatile making the Company unable to account for the transactions under the Units of Production method. Therefore, management has determined that the most appropriate method of amortizing the amounts into revenue is the straight-line method. Furthermore, the Company will use these factors in determining when it may be appropriate to accelerate remaining deferred revenue into income for products sold to customers who may have excessive time lags between the making of the mold and the production of units from the mold.
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, the Company reviewed the accounting treatment of revenue recognition for certain Tooling transactions and their relation to molding or machining of production units for sale to the customer. As a result of such review, management determined that the Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple - Element Arrangements.”
The Company determined that the errors were not material individually or in the aggregate to the overall presentation of any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the Company revised prior years as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the statement of operations, statement of cash flows and the applicable notes to the consolidated financial statements for the three and six months ended June 30, 2012, included in this Form 10-Q, have been revised to reflect the correction of these errors as more fully described in Note 11.
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
The Company had lines of credit with outstanding balances of $2,174,493 and $800,000 at June 30, 2013 and December 31, 2012, respectively, which approximates the fair value of these instruments due to the variable interest rates.
The carrying amount of the Company's long-term debt in the form of a commercial term loan was $1,177,905, net of the current portion of $277,052, as of June 30, 2013. The term of this loan is five years with a fixed interest rate of 4.25% per annum. Management believes that given the fact that this term loan was entered into in the current period being reporting herein, that its carrying value approximates its fair value.
The carrying amount of the Company's long-term and respective short-term portion of Equipment notes was $196,539 and $50,516, at June 30, 2013, respectively. Management believes that given the fact that these Equipment notes were entered into in January 2013, that their carrying value approximates their fair value.
At December 31, 2012, the Company had two Equipment notes with balances outstanding in the amounts of $991,213 and $267,043, respectively, that were paid off in April 2013 and rolled into the commercial term loan noted above.
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
Restricted cash
Restricted cash consists of cash on deposit at the Bank of Nova Scotia in lieu of a letter of credit associated with a performance guarantee liability (Note 9).
Allowance for doubtful accounts
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the Company's overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to the Company, management believes the allowance for doubtful accounts of $40,000 and $117,098 as of June 30, 2013 and December 31, 2012, respectively, are adequate.
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
Prepaid tooling
Costs related to the pre-production design and development for certain Tooling activities are classified as other current and other non-current assets as applicable. Prepaid Tooling costs include such costs associated with the production of tools sold to customers, for which the Company is recording corresponding deferred revenue. As deferred revenue is amortized into revenue, the associated prepaid tooling costs are expensed to cost of sales.
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
Long-lived and intangible assets
In accordance with ASC 360, "Long-Lived Assets," the Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The net loss reported in the second quarter resulted in a twelve quarter cumulative loss, which the Company determined was a triggering event. As a result of this triggering event the Company reviewed the carrying value and lives of the long-lived assets using an undiscounted cash flow model and determined that no impairment existed as of June 30, 2013.
Intangible assets consist of the following:

	June 30, 2013				December 31, 2012
	(unaudited)				(audited)
	Weighted average remaining life (years)	Gross	Accumulated Amortization**	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	13	$478,255	$(451,829)	$26,426	$480,750	$(456,361)	$24,389
Patents and Trademarks*	—	142,087	—	142,087	110,702	—	110,702
Trade names	9	33,250	(13,416)	19,834	33,250	(12,250)	21,000
Total Intangible assets:		$653,592	$(465,245)	$188,347	$624,702	$(468,611)	$156,091
* Patents and Trademarks not yet in service.
** Reflects adjustment of $4,392 to correct year to date accumulated amortization

Income taxes
The Company accounts for income taxes in accordance with ASC 740 “Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.
As of June 30, 2013, the Company has recorded twelve consecutive quarters of pre-tax losses. Additionally, management’s projections of future income in the face of challenging market conditions, and the impact of identified tax planning strategies, creates uncertainty regarding the Company's ability to realize its deferred tax assets pursuant to the “more-likely-than-not” standard , as defined in ASC 740-10-30-5. Accordingly, the Company has discretely recorded tax expense to establish a full valuation allowance on its beginning of the year deferred tax assets.
Management evaluated and weighted all available evidence, both positive and negative, through June 30, 2013, and determined that the weight of negative evidence occurring in the second quarter makes it difficult to form a supportable conclusion that a valuation allowance is not needed. Factors such as projected increases in cost of sales, overall sales volumes from key customers and the continued volatility in the silver market negatively impacted the second quarter re-forecast of pre-tax earnings and the analysis of future taxable income. Consequently, management has determined that the Company can no longer support the realization of its deferred tax assets, at a more-likely-than-not standard, and has identified the second quarter of 2013 as the appropriate period to record a full valuation allowance, on its beginning of the year deferred tax assets of $2,267,969.
For the year ended December 31, 2012, a valuation allowance of $470,900 was maintained against certain state and foreign deferred tax assets for which the realization of tax benefit was not more likely than not. Management determined that no change was necessary in the valuation allowance for the three or six months ended June 30, 2013.
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
Comprehensive income
The Company follows the provisions of ASC 220 “Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.  Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners.  There were no changes in comprehensive income in the three or six months ended June 30, 2013. The Company has accumulated comprehensive income of $42,502 from changes in currency valuations with our discontinued Canadian operations as of June 30, 2013 and December 31, 2012.
Preferred stock
The Company has 2,000,000 shares of $1 par value preferred stock authorized.  No shares have been issued.
(Loss) earnings per share data
The Company follows the provisions of ASC 260 “Earnings Per Share,” which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each period presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. As of June 30, 2013 and December 31, 2012 there were 268,000 and 285,000 options outstanding, respectively, that were anti-dilutive and were not included in the calculation of earnings or loss per share.

Basic and diluted EPS computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
	2013	2012 Revised	2013	2012 Revised
Net loss available to common shareholders	$(2,890,191)	$(1,045,083)	$(2,895,861)	$(1,481,003)
Weighted average common shares outstanding	2,704,239	2,790,514	2,704,239	2,790,514
(Loss) income per share - basic
Continuing operations	(1.06)	(0.10)	(1.06)	0.02
Discontinued operations	—	(0.27)	(0.01)	(0.55)
Loss per share - basic	$(1.06)	$(0.37)	$(1.07)	$(0.53)

Net loss available to common shareholders	$(2,890,191)	$(1,045,083)	$(2,895,861)	$(1,481,003)
Weighted average common shares outstanding, basic	2,704,239	2,790,514	2,704,239	2,790,514
Assumed conversion of net common shares issuable under stock option plans	—	—	—	—
Weighted average common and common equivalent shares outstanding, diluted	2,704,239	2,790,514	2,704,239	2,790,514
(Loss) income per share - diluted
Continuing operations	(1.06)	(0.10)	(1.06)	0.02
Discontinued operations	—	(0.27)	(0.01)	(0.55)
Loss per share - diluted	$(1.06)	$(0.37)	$(1.07)	$(0.53)
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
Recent accounting pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The main objective of this update is to address implementation issues about the scope of ASU 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities", as well as to clarify the scope of the offsetting disclosures and address any unintended consequences of ASU 2011-11. This update helps clarify the scope of disclosures as they apply to derivatives accounted for in accordance with Topic 815 "Derivatives and Hedging". An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and provide the required disclosures retrospectively for all comparative periods presented. At present the Company does not have any derivatives as outlined in Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, or securities borrowings or securities lending transactions. As such, the Company does not expect this update to have a material impact on the Company's results of operations or financial position.
Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation, primarily related to discontinued operations and deferred revenue. In the third quarter of 2012, the Company discontinued the operations of the Company's WirelessDx subsidiaries and has therefore reclassified the June 30, 2012 results of the WirelessDx subsidiaries as discontinued operations. In 2012, the Company revised prior period balances to correct errors in the revenue recognition of certain Tooling transactions (Note 11).

3. Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,384,641	$521,908
Work-in-process	206,667	248,159
Finished goods	859,901	1,645,037
Total	$2,451,209	$2,415,104
The value of silver in inventory at June 30, 2013 and December 31, 2012 as a part of finished goods as plated sensors, work in process, or raw materials was $430,933 and $541,804, respectively. Inventories are stated at their net realizable value, net of a reserve for slow moving and obsolete inventory of $365,000 and $317,484 at June 30, 2013 and December 31, 2012, respectively.

4. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	Asset lives (in years)			June 30, 2013	December 31, 2012
Machinery and equipment	3	to	15	$13,188,699	12,298,011
Building and improvements		20		4,293,725	4,293,725
Vehicles	3	to	5	94,227	94,227
Furniture, fixtures, computers and software	3	to	5	1,250,471	1,246,807
Land				202,492	202,492
Construction in progress				154,626	103,269
Total property, plant and equipment				19,184,240	18,238,531
Less: accumulated depreciation				(11,769,205)	(11,080,019)
Property, plant and equipment, net				$7,415,035	$7,158,512
For the six months ended June 30, 2013 and 2012, the Company recorded $697,895 and $699,858 of depreciation expense, respectively.

5. Debt
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding debt:

	June 30, 2013	December 31, 2012
Line of credit	$2,174,493	$800,000

Debt:
Commercial term loan	$1,454,957	$—
Less current portion	(277,052)	—
Total long-term debt	$1,177,905	$—

Equipment notes	$247,055	$1,258,256
Less current portion	(50,516)	(267,043)
Total long-term equipment notes	$196,539	$991,213
At June 30, 2013, the Company has a $4.0 million revolver under its new banking facility, as described more fully below. This new facility provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate at June 30, 2013 was 3.50% and the outstanding principal balance was $2,174,493. This revolver has a maturity date of June 30, 2015. At June 30, 2013, the Company had approximately $522,000 ($300,000 estimated at September 30, 2013) of available borrowing capacity on this revolver.
At December 31, 2012, the Company had a $3.0 million demand line of credit with a bank that provided for borrowings up to 80% of eligible accounts receivable, and 50% of eligible finished goods inventories up to a $700,000 maximum at a rate of 2% over LIBOR. The interest rate was 2.21% and the outstanding principal balance was $800,000 at December 31, 2012. This demand line of credit was paid off and closed in April 2013 by the new bank facility as described more fully below.
During the six months ended June 30, 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balance of these equipment notes at June 30, 2013 was $247,055. The term of these equipment notes is five years.
On March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The new credit facility includes revolver of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw materials inventory, replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The revolver has a maturity date of June 30, 2015. At June 30, 2013 the Company had $2,174,493 outstanding on the revolver with an interest rate of 3.5%. At June 30, 2013, the Company had $521,882 of available borrowing capacity on this revolver.
The $1.5 million term loan was used to refinance existing Equipment notes, and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period. At June 30, 2013, the Company had not drawn any funds upon this equipment line of credit.
In April, 2013, the Company used proceeds from its $1.5 million commercial term loan to refinance certain operating leases and Equipment notes and used additional proceeds from the revolver to refinance its $800,000 demand line of credit with the Company's former bank. The new debt agreement requires the Company to submit its quarterly financial statements accompanied by an accountant's review report within 45 days of each respective quarter end.
The borrowing agreements, under the new bank facility as described above, contain covenants that relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.
At December 31, 2012, the Company had a master lease agreement with its bank that allowed for money to be drawn on standard terms for the purchase of equipment. During the twelve months ended December 31, 2012, two Equipment notes were entered into under this master lease agreement. In the first quarter of 2012, Micron entered into an Equipment note for $523,269. This Equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $262,960, with the remaining $260,309 paid by the bank directly to the equipment vendors making total principal amount of the Equipment note entered into $523,269. The cash payout is part of the proceeds from Equipment note on the statement of cash flows. The remaining amount of $260,309 was a non-cash event and is disclosed in the supplemental cash flow schedule (Note

10). At December 31, 2012, the outstanding balance of this Equipment note was $450,758. In the second quarter of 2012, WirelessDx, under this master lease agreement, entered an Equipment note for $888,650. This Equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $672,272. The remaining $216,378 was paid by the bank directly to the equipment vendors making total principal amount of the Equipment note entered into $888,650. The cash payout is part of the proceeds from equipment note on the statement of cash flows. The remaining amount of $216,378 was a non-cash event and is disclosed in the supplemental cash flow schedule (Note 10). This WirelessDx Equipment note was guaranteed by ART, therefore, all amounts associated with this note are reflected as part of continuing operations on the balance sheet and statement of cash flows. At December 31, 2012, the outstanding balance of this Equipment note was $807,498. The Equipment notes under this master lease agreement were paid off in April, 2013 using the commercial term loan under the new bank facility. The outstanding balances of the Equipment notes under this master lease agreement at June 30, 2013 and December 31, 2012 were $0 and $1,258,256, respectively.
6. Income Taxes
The following table sets forth certain information regarding income tax benefits:

	Three months ended June 30,		Six months ended June 30,
	2013	2012 Revised	2013	2012 Revised
Income tax provision (benefit) from continuing operations	$2,352,478	$(217,150)	$2,267,969	$(313,490)
The tax provisions for the six months ended June 30, 2013 and 2012 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations. The tax provision for the six months ended June 30, 2013 includes the discrete impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s beginning of the year deferred tax assets.
The Company has recorded twelve consecutive quarters of pre-tax losses. Additionally, Management’s projections of future income in the face of challenging market conditions, and the diminished impact of identified tax planning strategies, provides significant negative evidence to overcome to support the realization of the Company’s deferred tax assets.
Management evaluated and weighted all available evidence through June 30, 2013, both positive and negative, and determined that the weight of negative evidence occurring in the second quarter makes it difficult to form a supportable conclusion that a valuation allowance is not needed. Factors such as projected increases in cost of sales, overall sales volumes from key customers and the continued volatility in the silver market negatively impact the second quarter re-forecast of pre-tax earnings and the analysis of future taxable income. Consequently, management has determined that the Company can no longer support the realization of its deferred tax assets, at a more-likely-than-not threshold, and has identified the second quarter of 2013 as the appropriate period to record a full valuation allowance on its beginning of the year deferred tax assets of $2,267,969.
The Company now maintains a full valuation allowance against its U.S. Federal, state, and foreign deferred tax assets associated with its continuing and discontinued operations. For the year ended December 31, 2012, a valuation allowance of $470,900 was maintained against certain state and foreign deferred tax assets for which the realization of tax benefit was not more likely than not.
The Company files income tax returns in the U.S. Federal and various state and foreign jurisdictions and the periods from 2009 to 2012 remain open to examination by the taxing authorities in the various jurisdictions. The Company believes it is not subject to any significant tax risks related to uncertain tax positions. Accordingly, the Company has not accrued interest or penalties associated with unrecognized tax benefits.
The Company recorded an income tax provision of $5,031 for the three months ended June 30, 2013, which is the result of the reversal of the remaining deferred tax assets on the balance sheet of discontinued operations. The Company had an income tax benefit for the three months ended June 30, 2012 of $334,000 for discontinued operations. The provision and benefit are reflected in the net loss from discontinued operations, net of tax, in the Company's consolidated statements of operations.
For the six months ended June 30, 2013, the Company has recorded no income tax provision or benefit for discontinued operations for 2013. The Company had an income tax benefit for the six months ended June 30, 2012 of $541,000 for discontinued operations which is reflected in the net loss from discontinued operations, net of tax, in the Company's consolidated statements of operations.

7.	Commitments and Contingencies
Legal Matters

The Company is from time to time subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.   With respect to three specific matters, aggregate claims have been asserted of approximately $700,000.  Management believes the maximum reasonably possible loss related to these matters is substantially less than the amounts asserted.  Management, with its external legal counsel, intends to vigorously defend these matters and management believes that it has meritorious defenses in all such matters.  Accordingly, no accrual has been recorded for these matters as of June 30, 2013.  Management believes that the ultimate resolution of these matters, including likely recoveries from insurance carriers if unfavorable outcomes occur, will not have a material adverse effect on our results of operations or financial condition.
Operating Leases
The Company leases vehicles and equipment under non-cancelable lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $0 and $51,898 for the three months ended June 30, 2013 and 2012, respectively and $51,898 and $103,795 for the six months ended June 30, 2013 and 2012, respectively.

8. Share-Based Compensation
     The Company recognized share-based compensation expense of $13,500 and $26,982 for the three months ended June 30, 2013 and 2012, respectively and $27,746 and $64,502 for the six months ended June 30, 2013 and 2012, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the three and six months ended June 30, 2013 and 2012.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The option life was determined using the historical data to determine an expected option life. Prior to 2013 the simplified method was used. During the three and six months ended June 30, 2013, a total of 15,000 new grants were issued versus no new grants being issued during the three and six months ended June 30, 2012.
Share-based incentive plan
At June 30, 2013, the Company had one stock option plan that provides for both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At June 30, 2013, there were 371,000 shares available for future grants under the 2010 Plan.
The following table sets forth the stock option transactions for the six months ended June 30, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	285,000	$2.44	4.8	$—
Exercisable at December 31, 2012	138,900	2.53	3.1	—
Granted	15,000	2.58	9.75	—
Exercised	—	—	—	—
Forfeited/expired	(32,000)	11.42	—	—
Outstanding at June 30, 2013	268,000	6.18	4.66	1,050
Exercisable at June 30, 2013	164,000	$6.33	3.19	$—
During the six months ended June 30, 2013, 15,000 new options were granted as compared to zero new options for the same period in 2012.  At June 30, 2013 and 2012, the intrinsic value of the exercisable options is $1,050 and $0, respectively.

The following table sets forth the status of the Company’s non-vested options for the six months ended June 30, 2013:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2012	146,100	$1.22
Granted	15,000	0.82
Vested	(46,300)	1.51
Forfeited/expired	(10,800)	1.47
Non-vested at June 30, 2013	104,000	$1.01
The following table presents the average price and contractual life information of options outstanding and exercisable at June 30, 2013:

Exercise Price	Number of Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Options Currently Exercisable	Average Fair Value at Grant Date
$2.58	15,000	9.75	—	$0.82
$3.41	65,000	2.51	42,000	0.96
$5.73	62,000	7.93	26,000	1.42
$7.15	74,000	0.51	74,000	2.74
$9.86	52,000	7.89	22,000	0.65
	268,000		164,000

At June 30, 2013, there was $91,850 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 3.07 years.

9. Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries. The financial statements presented herein are adjusted for discontinued operations. Management sold the remaining assets in the third quarter of 2013. The assets had a net book value of $0 at June 30, 2013.
Net revenues from discontinued operations for the three months ended June 30, 2013 and 2012 were $0 and $151,776, respectively. Loss from discontinued operations for the three months ended June 30, 2013 and 2012, were 12,808 and 757,287, respectively, presented net of a tax provision of $5,031 and a tax benefit of $334,000, respectively.
Net revenues from discontinued operations for the six months ended June 30, 2013 and 2012 were $0 and $240,818, respectively. Loss from discontinued operations for the six months ended June 30, 2013 and 2012 were 20,546 and 1,527,325, respectively, presented net of tax benefits of $0 and $541,000, respectively.
At June 30, 2013 and December 31, 2012, the Company has a $1.0 million liability, for an unmet performance obligation related to an economic incentive package, related to the discontinued operations. This performance obligation was secured by a $1.0 million letter of credit at December 31, 2012. In April 2013, as part of a new bank facility, this letter of credit was replaced with $1.0 million in restricted cash. At both June 30, 2013 and December 31, 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART. The outcome of this liability will be determined on or before June 30, 2014.

The assets and liabilities of the discontinued operations are presented in the unaudited June 30, 2013 and audited December 31, 2012 condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

	June 30, 2013	December 31, 2012
Cash	$2,495	$30,882
Prepaid expenses and other assets	—	3,419
Total current assets from discontinued operations	2,495	34,301

Property and equipment, net of impairment and accumulated depreciation of $119,050 and $1,434,937, respectively	—	284,300
Deferred taxes, non-current	—	—
Total non-current assets from discontinued operations	—	284,300
Total assets from discontinued operations	$2,495	$318,601
Accounts payable	$322,262	$477,324
Accrued expenses	—	123,247
Total current liabilities from discontinued operations	322,262	600,571
Total liabilities from discontinued operations	$322,262	$600,571
10. Supplemental Cash Flow Disclosures

	Six months ended June 30,
	2013	2012 Revised
Cash paid for interest	$40,593	$6,886
Acquisition of fixed assets with Equipment notes	$272,500	$476,687

11. Revisions and Reclassification of Prior Period Balances
Certain revisions and reclassifications have been made to prior period amounts to conform to the current year presentation, primarily related to discontinued operations and deferred revenue. In the third quarter of 2012 the Company discontinued the operations of the Company's WirelessDx subsidiaries and has therefore reclassified the June 30, 2012 results of the WirelessDx subsidiaries as discontinued operations. In 2012 the Company revised prior period balances to correct errors in the revenue recognition of certain Tooling transactions.
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
In evaluating whether the Company's previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC 250, "Accounting for Changes and Error Corrections," ASC 250-10-S99-1, "Assessing Materiality" and ASC 250-10-S99-2, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information included herein and have been provided in summarized format below.

The impact of the errors on the Company's balance sheet as of June 30, 2012 is summarized below:

June 30, 2012	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$64,100	$—	$72,860	$136,960
Deposits, prepaid expenses and other current assets	1,348,816	(97,254)	244,167	1,495,729
Total current assets	8,334,194	(461,624)	317,027	8,189,597
Other non-current assets	—	—	281,489	281,489
Total assets	19,364,280	2,494,759	598,516	22,457,555

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	—	312,041	312,041
Total current liabilities	3,809,909	(578,098)	312,041	3,543,852
Long-term liabilities:
Long-term deferred revenue	—	—	398,304	398,304
Total long-term liabilities	1,137,187	(272,722)	398,304	1,262,769
Total liabilities	4,947,096	(850,820)	710,345	4,806,621
Shareholders’ equity:
Retained earnings	6,608,419	3,938,692	(111,829)	10,435,282
Total shareholders’ equity	14,417,184	3,345,579	(111,829)	17,650,934
Total liabilities and shareholders’ equity	19,364,280	2,494,759	598,516	22,457,555

The impact of the errors on the Company's statements of operations for the three and six months ended June 30, 2012 is summarized below:

	Three months ended June 30, 2012				Six months ended June 30, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net revenues	$4,976,985	$(151,776)	$(30,708)	$4,794,501	$11,282,167	$(240,818)	$(415,226)	$10,626,123
Cost of sales	4,702,364	(514,614)	(22,724)	4,165,026	9,897,121	(903,266)	(307,268)	8,686,587
Gross profit	274,621	362,838	(7,984)	629,475	1,385,046	662,448	(107,958)	1,939,536
Loss from operations	(1,581,071)	1,091,287	(7,984)	(497,768)	(2,212,732)	2,068,325	(107,958)	(252,362)
Loss before taxes	(1,588,249)	1,091,287	(7,984)	(504,946)	(2,227,535)	2,068,325	(107,958)	(267,168)
Income tax benefit	(548,000)	334,000	(3,150)	(217,150)	(811,900)	541,000	(42,590)	(313,490)
(Loss) income before discontinued operations	(1,040,249)	757,287	(4,834)	(287,796)	(1,415,635)	1,527,325	(65,368)	46,322
Net loss	(1,040,249)	—	(4,834)	(1,045,083)	(1,415,635)	—	(65,368)	(1,481,003)
Loss per share - basic and diluted	(0.37)	—	—	(0.37)	(0.51)	—	(0.02)	(0.53)
Weighted average shares outstanding, basic and diluted	2,790,514		2,790,514	2,790,514	2,790,514		2,790,514	2,790,514

The impact of the errors on the Company's statements of cash flows for the six months ended June 30, 2012 is summarized below:

	Six months ended June 30, 2012
	As originally reported	Adjusted for discontinued operations	Correction of error adjustment	As revised
Net loss	$(1,415,635)	$—	$(65,368)	$(1,481,003)
Deferred income taxes	(807,400)	541,000	(42,590)	(308,990)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(685,290)	142,090	(113,757)	(656,957)
Other non-current assets	—	—	(193,511)	(193,511)
Accounts payable	737,447	(349,838)		387,609
Accrued expenses and other current liabilities	(581,080)	185,681	152,997	(242,402)
Other non-current liabilities	—	—	262,229	262,229
Net cash used in operating activities	(814,130)	(518,933)	—	(1,333,063)

12. Subsequent Events
On September 12, 2013, Mr. David A. Garrison resigned as Executive Vice President and Chief Financial Officer of the Company and Micron Products, Inc. (“Micron Products”) effective immediately. The resignation was not a result of any disagreement with the Company’s Board or its management.
On September 12, 2013, Mr. Derek T. Welch, age 45, the Company's Corporate Controller, was appointed to act as principal financial officer and principal accounting officer of the Company and appointed to serve as Treasurer of Micron Products by the Board of Directors.
Effective September 19, 2013, Mr. Patrick L. Muldoon, a Class III director, resigned as a member of the Board of Directors and the committees of the Board on which he served. The resignation was not a result of any disagreement with the Company’s Board or its management.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Any forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”.  Although the Company believes that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.  Many factors could cause actual results to differ materially from our forward-looking statements.  Several of these factors include, without limitation: our ability to retain customers who represent significant proportions of revenue; our ability to maintain the pricing model, and/or decrease the cost of sales; our ability to increase sales of higher margin products and services; our ability to manage our level of debt which makes us sensitive to the effects of economic downturns; our level of debt and provisions our debt agreements which could limit our ability to react to changes in the economy or our industry; our ability to comply with the covenants contained in our credit facility. This includes as a result of events beyond our control, which could result in an event of default, which could materially and adversely affect our operating results and our financial condition; volatility in commodity and energy prices and our ability to offset higher costs with price increases; continued availability of supplies or materials used in manufacturing at competitive prices; variability of customer delivery requirements; a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business; the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources; our ability to offset higher costs with price increases; our ability to attract and retain employees with the skills to meet the technically complex demands of U.S. manufacturing; adverse regulatory developments in the U.S. or any other country the Company plans to do business in; entrance of competitive products and services in the Company's markets; our ability to execute plans and motivate personnel in the execution of those plans; our ability to protect and retain trade secrets related to our manufacturing processes;     adverse claims relating to the Company's intellectual property; adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations; other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC; adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes; the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; our ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any; our ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock; our securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; general economic conditions and other risks referenced from time to time elsewhere in this report and in our filings with the SEC.
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
Overview
     Arrhythmia Research Technology, Inc. (“ART”) is engaged in the development, sale, and licensing of medical software, which acquires data and analyzes electrical impulses of the heart to aid in the detection of potentially lethal arrhythmias.  Micron Products, Inc. (“Micron”), a wholly owned subsidiary, is the primary source of consolidated revenues.  This primary source of revenue relates to the manufacturing of components, devices and equipment primarily for the medical and defense industries.  The single largest category of revenue relates to Micron’s production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors.  These disposable

medical devices are used worldwide in the monitoring of electrical signals in various medical applications.   In an effort to leverage these skills, the Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. With the addition of an orthopedic implant machining operation, the Company produces quick-turn, high volume and patient-specific, finished orthopedic implants.  The Company continues to seek complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.
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

Results of operations
The Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2012 by the required filing date of April 1, 2013, and subsequently its first quarter Form 10-Q by the required filing date of May 15, 2013, due to the Company determining that it was necessary to reevaluate the accounting for revenues recognized under its Tooling arrangements for the year ended December 31, 2012. As a result of its reevaluation, the Company identified prior period errors relating to the accounting for certain Tooling transactions.
The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the statement of operations, statement of cash flows and the applicable notes to the consolidated financial statements for the three and six months ended June 30, 2012, included in this filing, have been revised to reflect the correction of these errors.
Subsequently, the Company was unable to file its second quarter Form 10-Q by the required filing date of August 14, 2013, due to the Company's evaluation of its deferred tax assets and its determination of whether to book a valuation allowance on the deferred tax assets. After a thorough analysis the Company recorded a full valuation allowance.
The Company is a diversified manufacturer specializing in plastic molding, precision metal and plastics machining and precious metal coating. ART is also engaged in developing and licensing signal averaged electrocardiographic (SAECG) software, through its Predictor brand. RMDDxUSA Corp. and RMDDx Corporation, collectively called “WirelessDx,” discontinued operations in the third quarter of 2012. The following analysis and discussion relates only to continuing operations.
Net sales
The Company's consolidated net sales for the three months ended June 30, 2013 were $4,880,445, an increase of $85,944 or 1.8%, when compared to the total net sales of $4,794,501, for the three months ended June 30, 2012. The Company's consolidated net sales for the six months ended June 30, 2013 were $10,523,634, a decrease of $102,489 or 1.0%, when compared to the total net sales of $10,626,123, for the six months ended June 30, 2012.
The 1.8% increase in net sales for the three months ended June 30, 2013 is due primarily to a 48.8% increase in the Company's custom molding and orthopedic implant manufacturing compared to the same period in 2012.  For the six months ended June 30, 2013, the Company's custom molding and orthopedic machining net sales increased by 41.0% as compared to the same period in 2012. The increases in custom molding and orthopedic machining net sales is due to increased orders in defense, automotive, and bioscience markets.  Additionally, the Company realized increases in order volumes for machined orthopedic implant products for the prior five quarters which continued into the second quarter of 2013.  Shipments of machined orthopedic implant products are expected to continue to increase for the remainder of 2013.
These increases were significantly offset by decreases in sensor sales of $827,036 and $1,872,762 for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The decrease in sensor sales is due to several factors:   (1) several customers moved to thinner silver products; (2) sensor volume decreased 10.3% and 13.3%, respectively; and (3) the market price of silver decreased approximately 30% in the second quarter.
 The move to thinner silver products has resulted in the Company experiencing a decrease in selling price and silver surcharge billed.  Sales volumes for sensor decreased due in part to one of the Company's largest customers adding a secondary supplier along with fluctuations in ordering patterns.  The unusually high volatility of the silver prices resulted in the decrease of total silver surcharge billed.
Total silver surcharge billed decreased by $493,930 and $966,735, respectively, for the three and six months ended 2013, due to the items mentioned above.
The Company continues to improve its manufacturing processes and product performance. Management expects that these improvements will enable the Company to decrease cost, increase revenue, and regain market share.

Revenue from domestic and foreign sales for the three and six month periods is as follows:

	Three months ended June 30,				Six months ended June 30,
	2013	%	2012 Revised	%	2013	%	2012 Revised	%
United States	$2,407,285	49%	$1,836,007	38%	$4,895,042	47%	$3,968,090	38%
Canada	1,037,828	21%	1,644,973	34%	1,910,186	18%	3,445,182	32%
Europe	312,602	7%	347,362	7%	1,197,423	11%	1,040,045	10%
Pacific Rim	550,813	11%	397,623	8%	1,119,283	11%	983,519	9%
Other	571,917	12%	568,536	13%	1,401,700	13%	1,189,287	11%
Total	$4,880,445	100%	$4,794,501	100%	$10,523,634	100%	$10,626,123	100%
The increase in sales, for both the three and six months ended June 30, 2013, in the United States is due to increased sales in orthopedic machining. The decrease in sales in Canada, for both the three and six months ended June 30, 2013, resulted from reduced volume and silver surcharges due in part to decreased demand.
Cost of sales
The Company's consolidated cost of sales was $4,322,779, or 88.6% of net sales in the three months ended June 30, 2013 compared to $4,165,026, or 86.9% of net sales in the three months ended June 30, 2012, an increase of $157,753 or 3.8%. For the six months ended June 30, 2013, the Company's consolidated cost of sales was $9,013,820, or 85.7% of net sales as compared to $8,686,587, or 81.7% of net sales in the six months ended June 30, 2012, an increase of $327,233 or 3.8%.
The increase in the consolidated cost of sales for both the three and six months ended June 30, 2013, is due primarily to increases in custom molding and orthopedic machining which both had notable increases in orders in defense, automotive and bioscience markets and orthopedic implants. These increases were partially offset by decreases in sensor cost of sales in part due to a decrease in sensor sales volume and a decrease in the cost of silver surcharge billed. The decrease in sensor cost of sales is also due in part to competitive pressures to move to thinner silver products, and the price of silver. The Company has implemented a nominal price increase for its sensor customers due to the increased costs of regulation, power, and materials.
Selling and marketing expenses
The Company's consolidated selling and marketing expense decreased to $246,839, or 5.1% of net sales in the three months ended June 30, 2013 from $267,504, or 5.6% of net sales in the same period in 2012, a decrease of $20,665 or 7.7%. The decrease was primarily due to a decrease in travel and trade show expenses.
The Company's consolidated selling and marketing expense decreased to $487,214, or 4.6% of net sales in the six months ended June 30, 2013 from $506,094, or 4.8% of net sales in the same period in 2012 a decrease of $18,880 or 3.7%. The decrease was due in part to a decrease in travel and trade show expenses and decreased wages due in part to the timing of a replacement hire.
General and administrative expenses
The Company's consolidated general and administrative expense was $585,345, or 12.0% of net sales in the three months ended June 30, 2013 as compared to $727,916, or 15.2% of net sales in the same period in 2012, a decrease of $142,571 or 19.6%.  The decrease was due largely to a decrease of $82,760 in bad debt expense as a result of updating the Company's allowance for doubtful accounts due to favorable collections. The decrease was also due in part to decreased accounting fees of $36,789 and decreased depreciation and amortization of $32,234 due in part to the Company's ERP system becoming fully depreciated in September of 2012. There was also a decrease in professional and consulting fees of $29,768.
The Company's consolidated general and administrative expense was $1,309,475, or 12.4% of net sales in the six months ended June 30, 2013 as compared to $1,420,572, or 13.4% of net sales in the same period in 2012, a decrease of $111,097 or 7.8%.  The decrease was due largely to a decrease of $97,460 in bad debt expense as a result of favorable collections the Company's allowance for doubtful accounts due to favorable collections and decreased depreciation and amortization of $61,245 due in part to the Company's ERP system becoming fully depreciated. Stock-based compensation and professional and consulting fees decreased by $36,756 and $29,912 respectively. These favorable variances were partially offset by increased bank fees of $32,389, due largely to the closing of the new bank facility as well as an increase in accounting fees of $47,920 due to 2012 year end audit overruns.
Research and development expenses
The Company's consolidated research and development costs decreased to $61,293, or 1.3% of net sales in the three months ended June 30, 2013 from $131,823, or 2.7% of net sales in the same period in 2012, a decrease of $70,530 or 53.5%. The decrease was due primarily to the timing of replacement hires for vacated positions.

The Company's consolidated research and development costs decreased to $120,695, or 1.1% of net sales in the six months ended June 30, 2013 from $265,232, or 2.5% of net sales in the same period in 2012, a decrease of $144,537 or 54.5%. The decrease was due primarily to the timing of replacement hires for vacated positions in the first and second quarters of 2013.
Other (expense) income
Other expense was $189,094 for the three months ended June 30, 2013 as compared to $7,178 for the three months ended June 30, 2012, an increase of $181,916. Other expense consisted primarily of interest expense of $196,999 and $7,110 for the three months ended June 30, 2013 and 2012, respectively, offset by miscellaneous other income.
Other expense was $199,776 for the six months ended June 30, 2013 as compared to $14,806 for the three months ended June 30, 2012, an increase of $184,970. Other expense consisted primarily of interest expense of $207,545 and $6,886 for the six months ended June 30, 2013 and 2012, respectively, offset by miscellaneous other income.
The increase in interest expense is primarily related to the payoff of two operating leases and two equipment notes in April 2013 as part of refinancing with the new bank facility. The payoff of these four items included amounts representing the outstanding interest that would have been paid on these leases and notes if they had been held and paid to maturity with the originating bank.
Income Tax Provision (Benefit)
Income tax provision from continuing operations was $2,352,478 for the three months ended June 30, 2013 as compared to a benefit of $217,150 for the same period in 2012. The income tax provision from continuing operations was $2,267,969 for the six months ended June 30, 2013 as compared to a benefit of $313,490 for the same period in 2012.
For both the three and six months ended June 30, 2013 the tax provision was the result of the Company recording a full valuation allowance against its deferred tax assets as a result of a triggering event in the second quarter (Note 6). The tax provision is calculated using a projected effective tax rate based on estimated projected income or loss for the year and adjusted for permanent differences between book income or losses and tax income or losses. The tax impact of unusual and infrequently occurring items are separately measured and recorded discretely in the quarter to which they pertain. Management will continue to seek tax planning opportunities that could effectively reduce the Company's income tax obligations in the future.
Loss from Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries. The financial statements presented herein are adjusted for discontinued operations. The Company sold the majority of the assets prior to the end of 2012 and sold the remaining assets in the third quarter of 2013. These assets had a net book value of $0 at June 30, 2013.
Loss from discontinued operations, net of tax, was $12,808 and $757,287 for the three months ended June 30, 2013 and 2012, respectively. Loss from discontinued operations, net of tax, was $20,546 and $1,527,325 for the six months ended June 30, 2013 and 2012, respectively.
Long-Lived Assets
In accordance with ASC 360, "Long-Lived Assets," the Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The net loss reported in the second quarter resulted in a twelve quarter cumulative loss, which the Company determined was a triggering event. As a result of this triggering event the Company reviewed the carrying value and lives of the long-lived assets using an undiscounted cash flow model and determined that no impairment existed as of June 30, 2013.
Loss Per Share
The basic and diluted loss per share is $1.06 for the three months ended June 30, 2013 as compared to $0.37 for the three months ended June 30, 2012. For the six months ended June 30, 2013 the basic and diluted loss per share is $1.07 as compared to $0.53, for the six months ended June 30, 2012, respectively.  The decrease in the loss per share is due largely to the decrease in expenses related to the discontinued operations of WirelessDx.
Off-Balance Sheet Arrangements
The Company leases vehicles and equipment under non-cancelable operating lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $0 and $51,898 for the three months ended June 30, 2013 and 2012, respectively and $51,898 and $103,795 for the six months ended June 30, 2013 and 2012, respectively.
Recent Pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The main objective of this update is to address implementation issues about the scope of ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities", as well as to clarify the scope of the offsetting disclosures and address any unintended consequences of ASU 2011-11. This update helps clarify the scope of disclosures as they apply to derivatives accounted for in accordance with Topic 815 "Derivatives and Hedging". An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and provide the required disclosures retrospectively for all comparative periods presented. At present the Company does not have any derivatives as outlined in Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, or securities borrowings or securities lending transactions. As such, the Company does not expect this update to have a material impact on the Company's results of operations or financial position.
Liquidity and Capital Resources
Working capital was $579,313 at June 30, 2013 compared to $1,141,825 at December 31, 2012, a decrease of $562,512.  The decrease is due primarily to the impact of the payoff of equipment notes with the line of credit and term note under the new bank facility.
Net capital expenditures were $703,737 for the first six months of 2013 as compared to $786,192 for the same period in 2012.  Capital expenditures during the six months ended June 30, 2013 were related to the acquisition of assets previously under operating leases that were purchased as part of the new bank facility.
At June 30, 2013, the Company has a $4.0 million revolver under its new banking facility, as described more fully below. This new facility provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate at June 30, 2013 was 3.50% and the outstanding principal balance was $2,174,493. This revolver has a maturity date of June 30, 2015.
At December 31, 2012, the Company had a $3.0 million demand line of credit with a bank that provided for borrowings up to 80% of eligible accounts receivable, and 50% of eligible finished goods inventories up to a $700,000 maximum at a rate of 2% over LIBOR. The interest rate was 2.21% and the outstanding principal balance was $800,000 at December 31, 2012. This demand line of credit was paid off and closed in April 2013 by the new bank facility as described more fully below.
Also, secured by this credit line, the Company had a $1,000,000 letter of credit for a performance guarantee associated with the discontinued operations as of December 31, 2012. The letter of credit was replaced with $1,000,000 in restricted cash, in April 2013, as part of the new bank facility. At both June 30, 2013 and December 31, 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
During the six months ended June 30, 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balance of these equipment notes at June 30, 2013 was $247,055. The term of these equipment notes is five years.
On March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The new credit facility includes revolver of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property.
The $4.0 million revolver, which provides for borrowings up to 80% of net eligible receivables and 50% of net eligible raw materials inventory, replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The revolver has a maturity date of June 30, 2015. At June 30, 2013 the Company had $2,174,493 outstanding on the revolver. At June 30, 2013, the Company had approximately $522,000 ($300,000 estimated at September 30, 2013) of available borrowing capacity on this revolver.
The $1.5 million term loan was used to refinance existing Equipment notes, and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018.
The equipment line of credit of $1.0 million is for the purchase of capital equipment. Advances on the equipment line shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period. At June 30, 2013, the Company had not drawn any funds upon this equipment line of credit.
In April, 2013, the Company used proceeds from its $1.5 million commercial term loan to refinance certain operating leases and Equipment notes and used additional proceeds from the revolver to refinance its $800,000 demand line of credit with the Company's former bank. The new debt agreement requires the Company to submit its quarterly financial statements accompanied by an accountant's review report within 45 days of each respective quarter end.
The borrowing agreements, under the new bank facility as described above, contain covenants that relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.
The Company expects that its current and anticipated financial resources, including the new credit facility, are adequate to maintain current and planned operations through June 30, 2014. However, if the Company is not successful in generating sufficient revenues, it may not be able to fund its debt obligations or fund operations beyond June 30, 2014. The Company expects to continue to expand its product offerings and improve sales with new and existing channels. The Company expects to meet its goals in these areas and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so. The ability of the Company to realize the carrying value of its assets depends on its ability to successfully execute on the Company's long-term business plan.
During the six months ended June 30, 2013, no dividends were declared or paid. On January 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per share. The dividend of $84,119 was paid March 15, 2012.
Summary of Changes in Cash Position
At June 30, 2013, the Company had cash of continuing operations of $312,912, an increase of $30,321 as compared to June 30, 2012, and a decrease of $164,796 as compared to December 31, 2012. For the six months ended June 30, 2013, total cash used in continuing operations was $148,398 and total cash used in discontinued operations of $44,785.
For the six months ended June 30, 2013, total cash used in operating activities totaled $324,328, consisting of cash used in operating activities of continuing operations of $14,027, and cash used in operating activities of discontinued operations of $310,301. Total cash used in investing activities was $414,604 comprised of cash used in continuing operations of $735,122 and cash provided by discontinued operations of $320,518. Total cash provided by financing activities was $545,749, comprised of cash provided by continuing operations of $600,751 and cash used in discontinued operations of $55,002.
For the six months ended June 30, 2012, total cash used in operating activities totaled $1,333,063, consisting of cash provided by operating activities of continuing operations of $433,439, and cash used in operating activities of discontinued operations of $1,766,502. Total cash used in investing activities was $998,909 comprised of cash used in investing activities of continuing operations of $482,307 and cash used in investing activities of discontinued operations of $516,602. Total cash provided by financing activities was $1,327,164, comprised of cash provided by continuing operations of $654,892 and cash provided by discontinued operations of $672,272. At June 30, 2012, the Company had cash of continuing operations of $282,591, a decrease of $972,660 as compared to December 31, 2011. For the six months ended June 30, 2012 total cash provided by continuing operations was $606,024 and total cash used in discontinued operations of $1,610,832.
Cash Flows from Operating Activities
For the six months ended June 30, 2013, total cash used in operating activities totaled $324,328, consisting of cash used in operating activities of continuing operations of $14,027, and cash used in operating activities of discontinued operations of $310,301. Cash used in operating activities of continuing operations of $14,027 was due primarily to the add-back for depreciation and amortization of $697,023, and by cash provided by working capital of $87,335, partially offset by the net loss of $2,895,861.
Cash Flows from Investing Activities
Total cash used in investing activities was $414,604 comprised of cash used in continuing operations of $735,122 and cash provided by discontinued operations of $320,518. Cash used in investing activities from continuing operations was due primarily to capital expenditures of $703,737. Capital expenditures were primarily related to the acquisition of assets previously under operating leases that were purchased as part of the new bank facility.
Cash Flows from Financing Activities
Total cash provided by financing activities was $545,749 comprised of cash provided by continuing operations of $600,751, and cash used in discontinued operations of $55,002. Cash provided by continuing operations was due in part to $1,500,000 in proceeds from the commercial term note, partially offset by cash used to payoff equipment notes of $1,228,699 with the proceeds of the term loan. In addition, the Company had cash provided by the revolving line of credit of $1,374,493, partially offset by the Company replacing its letter of credit with restricted cash of $1,000,000.

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
The Company defers revenue recognition on the sale of certain molds and tools, as well as certain engineering and validation services (collectively "Tooling"), until customer acceptance, including inspection and installation requirements, as defined, are achieved. The Company evaluates revenue arrangements with potential multiple elements to determine if there is more than one unit of accounting.
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
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2012, the Company reviewed the accounting treatment of revenue recognition for certain Tooling activities and their relation to molding or machining of production units for sale to the customer. As a result of such review, management determined that the Company had been incorrectly recognizing revenue for certain Tooling transactions by not deferring the related revenue in accordance with guidance set forth in ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.”
The Company determined that the errors were not material individually or in the aggregate to the overall presentation of any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the Company revised prior years as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the statement of operations, statement of cash flows and the applicable notes to the consolidated financial statements for the three and six month ended June 30, 2012, included in this Form 10-Q, have been revised to reflect the correction of these errors as more fully described in Note 11.
The Company also recognizes revenue in accordance with ASC 985-605, "Software - Revenue Recognition" for software licenses it sells. Revenue is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.
Allowance for Doubtful Accounts
Based on management’s on-going analysis of accounts receivable balances, as to any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts.  For the three and six months ended June 30, 2013, bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.
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
Prepaid Tooling
Costs related to the pre-production design and development for certain Tooling activities are classified as other current and other non-current assets as applicable. Prepaid Tooling costs include such costs associated with the production of tools sold to customers, for which the Company is recording corresponding deferred revenue. As deferred revenue is amortized into revenue, the associated prepaid tooling costs are expensed to cost of sales.
Deferred Tax Assets
The Company assesses the realization of its deferred tax assets based upon a more likely than not criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  The Company recognizes the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company maintains "disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal financial and accounting officer (the "Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure.
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
Based on the Company's analysis and assessment, management determined that material weaknesses in internal control still existed at June 30, 2013 and began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Management has discussed its conclusions regarding the deficiencies in internal controls over financial reporting with the Audit Committee and with the Company's independent registered public accounting firm and completed the development of a remediation plan outlined below in order to address these material weaknesses.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2013, other than the remediation efforts described below, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
These enhancements include:

•
Management review of all Tooling invoices to determine the merits of each transaction, taking into consideration the customer, the Tooling being invoiced and the potential for future production orders. Management then determines if the arrangement should be deferred as part of revenue recognition as a multiple element arrangement;

•	Enhancements to internal review processes of the Company's financial statements;

•	Enhanced internal controls which provide for the segregation of duties as it relates to senior financial management's ability to post journal entries.
Management developed a remediation plan to address these material weaknesses prior to June 30, 2013 and is working to remediate these material weaknesses.
Management will monitor the effectiveness of the Company's internal controls over financial reporting on a quarterly basis and will test and evaluate these enhanced controls to assess whether they are operating effectively.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock. (a)
4.6*	2001 Stock Option Plan(c)
4.10*	2010 Equity Incentive Plan(d)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc. (f)
10.51	Loan and Security Agreement between Unibank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.(f)
10.52*	Release and Agreement between Arrhythmia Research Technology, Inc. and Michael S. Gunter effective March 31, 2013.(f)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.(f)
10.54*	Second Amendment to the Employment Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison, dated June 7, 2013, effective January 1, 2007.
18.01	Preferability letter from Independent Registered Accounting firm.(e)
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference from the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference from the Company's Form 10-K for fiscal year ended December 31, 2011 as filed with the Commission in April of 2012.

(f)	Incorporated by reference from the Company's Form 10-Q for period ended March 31, 2013 as filed with the Commission in July of 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
October 8, 2013	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Corporate Controller
(principal financial and accounting officer)

Index to Exhibits

Number	Exhibit
10.54*	Second Amendment to the Employment Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison, dated June 7, 2013, effective January 1, 2007.
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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