Form 10-Q
period 2013-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2013-11-19
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013 or

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

As of November 18, 2013 there were 2,704,239 shares of the Company’s common stock outstanding.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

TABLE OF CONTENTS

FORM 10-Q

September 30, 2013

Exhibit 10.55	Release and Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison, effective September 12, 2013	X-1
Exhibit 31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-2
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-4
Exhibit 32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-5

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$455,817	$477,708
Restricted cash	1,000,000	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $40,000 and $117,098, respectively	2,541,889	3,181,721
Inventories, net	2,654,011	2,415,104
Deferred income taxes	—	199,432
Income tax receivable	127,961	194,912
Deposits, prepaid expenses and other current assets	689,596	574,999
Current assets from discontinued operations	4,285	34,301
Total current assets	7,473,559	7,078,177

Property, plant and equipment, net	7,545,275	7,158,512
Other intangible assets, net	183,467	156,091
Long-term deferred tax asset, net	—	2,068,538
Other non-current assets	258,767	214,596
Non-current assets from discontinued operations	—	284,300
Total assets	$15,461,068	$16,960,214

Liabilities and Shareholders' Equity

Current liabilities:
Demand line of credit	$—	$800,000
Equipment line of credit	177,251	—
Current portion of long-term debt	280,006	—
Current portion of equipment notes	51,108	267,043
Accounts payable	2,540,359	2,437,778
Accrued expenses	619,756	393,913
Customer deposits	19,509	121,779
Current portion of deferred revenue	269,498	315,268
Performance guarantee liability	1,000,000	1,000,000
Current liabilities from discontinued operations	319,937	600,571
Total current liabilities	5,277,424	5,936,352
Long-term liabilities:
Revolving line of credit	2,399,493	—
Long-term debt, net of current portion	1,083,903	—
Long-term equipment notes, net of current portion	183,538	991,213
Long-term portion of deferred gain on lease	—	8,934
Long-term deferred revenue, net of current portion	240,744	326,982
Total long-term liabilities	3,907,678	1,327,129
Total liabilities	9,185,102	7,263,481

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized, 3,926,491 shares issued, 2,704,239 shares outstanding	39,265	39,265
Additional paid-in-capital	11,151,221	11,110,575
Common stock held in treasury, 1,222,252 shares at cost	(3,335,268)	(3,335,268)
Accumulated other comprehensive income	42,502	42,502
Retained (deficit) earnings	(1,621,754)	1,839,659
Total shareholders’ equity	6,275,966	9,696,733
Total liabilities and shareholders’ equity	$15,461,068	$16,960,214
The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 Revised	2013	2012 Revised
Net revenues	$4,728,217	$4,959,034	$15,251,851	$15,585,157
Cost of sales	4,178,406	4,197,937	13,192,226	12,884,526
Gross profit	549,811	761,097	2,059,625	2,700,631

Selling and marketing	209,498	186,178	696,712	692,272
General and administrative	727,664	720,515	2,037,139	2,141,089
Research and development	131,077	115,034	251,772	380,266
Goodwill impairment	—	1,479,727	—	1,479,727
Total operating expenses	1,068,239	2,501,454	2,985,623	4,693,354

Loss from operations	(518,428)	(1,740,357)	(925,998)	(1,992,723)

Interest expense	(51,393)	(7,969)	(258,940)	(14,855)
Other income (expense), net	293	(359)	8,063	(8,276)
Other expense, net	(51,100)	(8,328)	(250,877)	(23,131)
Loss from continuing operations before income tax (benefit) provision	(569,528)	(1,748,685)	(1,176,875)	(2,015,854)
Income tax (benefit) provision	—	(296,133)	2,267,969	(609,623)
Loss from continuing operations	(569,528)	(1,452,552)	(3,444,844)	(1,406,231)
Discontinued operations:
Income (loss) from discontinued operations, net of tax provision of $0 and $0, respectively, for the three and nine months ended September 30, 2013 and a tax benefit of $1,190,580 and $1,731,580, respectively, for the three and nine months ended September 30, 2012	3,977	(1,996,055)	(16,569)	(3,523,380)
Net loss	$(565,551)	$(3,448,607)	$(3,461,413)	$(4,929,611)

Loss per share - basic and diluted
Continuing operations	$(0.21)	$(0.52)	$(1.27)	$(0.50)
Discontinued operations	$—	$(0.72)	$(0.01)	$(1.26)
Loss per share - basic and diluted	$(0.21)	$(1.24)	$(1.28)	$(1.76)

Weighted average common shares outstanding - basic and diluted	2,704,239	2,790,514	2,704,239	2,790,514

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings (deficit)
	Shares	Amount		Shares	Amount			Total
December 31, 2012	3,926,491	$39,265	$11,110,575	1,222,252	$(3,335,268)	$42,502	$1,839,659	$9,696,733
Share-based compensation	—	—	40,646	—	—	—	—	40,646
Net loss	—	—	—	—	—	—	(3,461,413)	(3,461,413)
September 30, 2013	3,926,491	$39,265	$11,151,221	1,222,252	$(3,335,268)	$42,502	$(1,621,754)	$6,275,966

The accompanying notes are an integral part of the consolidated financial statements.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine months ended September 30,
	2013	2012 Revised
Cash flows from operating activities:
Net loss	$(3,461,413)	$(4,929,611)
Loss from discontinued operations	16,569	3,523,380
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale of fixed assets	174	—
Amortization of the gain on lease	(8,934)	(3,350)
Goodwill impairment	—	1,479,727
Depreciation and amortization	1,074,339	1,074,764
Changes in allowance for doubtful accounts	(77,098)	45,000
Deferred income taxes	2,267,969	(605,123)
Share-based compensation	40,646	84,650
Changes in operating assets and liabilities:
Trade accounts receivable	716,930	194,148
Inventories	(238,907)	47,002
Deposits, prepaid expenses and other assets	(91,817)	(476,528)
Accounts payable	102,581	405,665
Accrued expenses and other liabilities	(8,435)	176,506
Net cash provided by operating activities of continuing operations	332,604	1,016,230
Net cash used in operating activities of discontinued operations	(277,215)	(2,514,591)
Net cash provided by (used in) operating activities	55,389	(1,498,361)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,200,346)	(893,887)
Proceeds from sale of fixed assets	1,528	306,285
Cash paid for patents and trademarks	(33,902)	—
Net cash used in investing activities of continuing operations	(1,232,720)	(587,602)
Net cash provided by (used in) investing activities of discontinued operations	284,300	(484,481)
Net cash used in investing activities	(948,420)	(1,072,083)
Cash flows from financing activities:
Proceeds from revolving line of credit	2,399,493	—
Proceeds from (payments on) demand line of credit, net	(800,000)	800,000
Proceeds from equipment line of credit	177,251	—
Proceeds from long-term debt	1,500,000	—
Payments on long-term debt	(136,091)	—
Proceeds from equipment notes	—	262,960
Payments on equipment notes	(1,296,110)	(48,119)
Cash dividend paid	—	(84,119)
Restricted cash	(1,000,000)	—
Net cash provided by financing activities of continuing operations	844,543	930,722
Net cash (used in) provided by financing activities of discontinued operations	—	631,897
Net cash provided by financing activities	844,543	1,562,619

Net decrease in cash and cash equivalents	(48,488)	(1,007,825)

Cash and cash equivalents at beginning of period, (including $30,882 and $102,972 of cash of discontinued operations)	508,590	1,358,223
Cash and cash equivalents at end of period	460,102	350,398
Less cash and cash equivalents of discontinued operations at end of period	(4,285)	(72,021)
Cash and cash equivalents of continuing operations at end of period	$455,817	$278,377
(continued)

Supplemental Cash Flow Information:

Cash paid for interest	$91,751	$15,097
Cash received from tax refund	$66,951	$—
Acquisition of equipment with equipment notes	$272,500	$476,687

The accompanying notes are an integral part of the consolidated financial statements.

Arrhythmia Research Technology, Inc.
Period ended September 30, 2013 (unaudited)
Notes to the Consolidated Financial Statements
1. Basis of Presentation
The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on May 31, 2013.
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
Operating matters and liquidity
The Company expects that its current and anticipated financial resources, including the Company's bank facility, are adequate to maintain current and planned operations through September 30, 2014. The multi-year credit facility entered into on March 29, 2013, includes a revolving line of credit of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million (see Note 5).
The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months. The Company expects improvements in sales within new and existing channels to continue as a result of the Company's prior and future investments in capital equipment and human resources. The Company expects to meet its goals in these areas, realize returns on its capital investments over the last nine months and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so.
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
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services and production units. The Company has determined that the sale of certain molds, tooling, engineering and validation services, and the production units, represent one unit of accounting, based on an assessment of the respective standalone value, as defined in ASC 605-25, “Revenue Recognition: Multiple - Element Arrangements.”
The Company determines the estimated product life-cycle, based upon historical knowledge of the customer, over which the deferred revenue will be amortized into revenue, which is generally three years. The Company carries prepaid tooling costs associated with the related arrangement as other assets on the Company's balance sheet. These costs are amortized to expense at the same time as the deferred revenue is amortized into revenue.

The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner due to the nature of these molds, associated products and customer ordering patterns. Therefore, the Company is unable to account for the transactions under the Units of Production method and management has determined the most appropriate amortization method to be the straight-line method.
The Company also recognizes revenue in accordance with ASC 985-605 "Software - Revenue Recognition" for software licenses it sells. Revenue is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.
Fair value of financial instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term nature of such instruments. The carrying value of debt approximates fair value since it provides for market terms and interest rates.
Concentration of credit risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable and cash.
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
Allowance for doubtful accounts
Management regularly reviews accounts receivable to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the Company's overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to the Company, management believes the allowance for doubtful accounts of $40,000 and $117,098 as of September 30, 2013 and December 31, 2012, respectively, are adequate.
Inventories
The Company values its inventory at the lower of average cost, first-in-first-out (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. The Company records adjustments to account for potential scrap during normal manufacturing operations or potential obsolescence for slow moving inventory.
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
Long-lived and intangible assets
The Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Intangible assets consist of the following:

		September 30, 2013			December 31, 2012
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	13	$443,201	$(420,936)	$22,265	$480,750	$(456,361)	$24,389
Patents and Trademarks*	—	141,923	—	141,923	110,702	—	110,702
Trade names	8	33,250	(13,971)	19,279	33,250	(12,250)	21,000
Total Intangible assets:		$618,374	$(434,907)	$183,467	$624,702	$(468,611)	$156,091
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
As of June 30, 2013, the Company had recorded twelve consecutive quarters of pre-tax losses. Additionally, management’s projections of future income in the face of challenging market conditions, and the impact of identified tax planning strategies, creates uncertainty regarding the Company's ability to realize its deferred tax assets pursuant to the “more-likely-than-not” standard, as defined in ASC 740-10-30-5. Accordingly, in the second quarter the Company recorded tax expense of $2,267,969 to establish a full valuation allowance on its deferred tax assets.
Management evaluated and weighted all available evidence, both positive and negative, through June 30, 2013, and determined that the weight of negative evidence occurring in the second quarter made it difficult to form a supportable conclusion that a valuation allowance was not needed. Factors such as projected increases in cost of sales, overall sales volumes from key customers and the continued volatility in the silver market negatively impacted the second quarter re-forecast of pre-tax earnings and the analysis of future taxable income. Consequently, management determined that the Company could not support the realization of its deferred tax assets, at a more-likely-than-not standard, and identified the second quarter of 2013 as the appropriate period to record a full valuation allowance, on its deferred tax assets of $2,267,969. Management determined that no change was necessary for the three months ended September 30, 2013.
Share-based compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
Comprehensive income
The Company has accumulated comprehensive income of $42,502 from changes in currency valuations with our discontinued Canadian operations as of September 30, 2013 and December 31, 2012. There were no changes in comprehensive income in the three or nine months ended September 30, 2013.
(Loss) earnings per share data
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in income that would result from the assumed conversions of those potential shares. As of September 30, 2013 and December 31, 2012 there were 226,500 and 285,000 options outstanding, respectively, that were anti-dilutive and were not included in the calculation of earnings or loss per share.

Basic and diluted EPS computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	(unaudited)		(unaudited)
	2013	2012 Revised	2013	2012 Revised
Net loss available to common shareholders	$(565,551)	$(3,448,607)	$(3,461,413)	$(4,929,611)
Weighted average common shares outstanding	2,704,239	2,790,514	2,704,239	2,790,514
Loss per share - basic and diluted
Continuing operations	(0.21)	(0.52)	(1.27)	(0.50)
Discontinued operations	—	(0.72)	(0.01)	(1.26)
Loss per share - basic and diluted	$(0.21)	$(1.24)	$(1.28)	$(1.76)
Segments
In 2012, the Company determined that the Company's results will be reported as one segment due to the discontinued operations of its WirelessDx segment and since the results of its previously reported ART segment were not quantitatively material and were not regularly reviewed by the Chief Operating and Decision Maker ("CODM").
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
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In 2012, the Company revised prior period balances to correct errors in the revenue recognition of certain Tooling transactions (Note 10).

3. Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,062,042	$521,908
Work-in-process	302,891	248,159
Finished goods	1,289,078	1,645,037
Total	$2,654,011	$2,415,104
The value of silver in inventory at September 30, 2013 and December 31, 2012 as a part of finished goods as plated sensors, work in process, or raw materials was $446,664 and $541,804, respectively. Inventories are stated at their net realizable value, net of a reserve for slow moving and obsolete inventory of $373,000 and $317,484 at September 30, 2013 and December 31, 2012, respectively.

4. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	Asset lives (in years)			September 30, 2013	December 31, 2012
Machinery and equipment	3	to	15	$13,492,740	$12,298,011
Building and improvements		20		4,298,556	4,293,725
Vehicles	3	to	5	94,227	94,227
Furniture, fixtures, computers and software	3	to	5	1,263,879	1,246,807
Land				202,492	202,492
Construction in progress				264,750	103,269
Total property, plant and equipment				19,616,644	18,238,531
Less: accumulated depreciation				(12,071,369)	(11,080,019)
Property, plant and equipment, net				$7,545,275	$7,158,512
For the nine months ended September 30, 2013 and 2012, the Company recorded $1,067,812 and $1,069,967 of depreciation expense, respectively.
5. Debt
On March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The credit facility includes a revolver of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property.
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  This revolver replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. The interest rate on the revolver at September 30, 2013 was 3.50% and the outstanding principal balance was $2,399,493. This revolver has a maturity date of June 30, 2015.
The commercial term loan from the bank facility was used to refinance existing equipment notes, operating leases, and to fund other current liabilities of continuing operations. At September 30, 2013, the outstanding amount remaining on the term loan was $1,363,909. The term loan has a five year term with a maturity date of March 29, 2018. The interest rate on the loan is a fixed 4.25% per annum.
The equipment line of credit allows for advances on the equipment line that shall not exceed 80% of the invoice amount of the equipment being purchased. The interest rate at September 30, 2013 was 3.50% and the outstanding principal balance was $177,251. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period during which payments are interest only. This equipment line of credit will convert to a five year term loan at the end of the one year draw period, or when the $1.0 million line is fully drawn upon.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balance of these equipment notes at September 30, 2013 was $234,646. The term of these equipment notes is five years.
The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. As a result of the third quarter results, the Company was not in compliance with a financial covenant. On November 19, 2013, the Company received a formal waiver as to the non-compliance.
At December 31, 2012, the Company had a master lease agreement with its bank that allowed for money to be drawn on standard terms for the purchase of equipment. The equipment notes under the master lease agreement were paid off in April 2013 using the commercial term loan under bank facility.

6. Income Taxes
The following table sets forth certain information regarding the Company's income tax (benefits) provision:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 Revised	2013	2012 Revised
Income tax (benefit) provision from continuing operations	$—	$(296,133)	$2,267,969	$(609,623)
The tax provision for the nine months ended September 30, 2013 and the tax benefit for the nine months ended September 30, 2012 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations. The tax provision for the nine months ended September 30, 2013 includes the impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s deferred tax assets (see Note 2).
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
The Company recorded no income tax provision or benefit for the three months ended September 30, 2013, due to the establishment of a full valuation allowance of the Company's deferred tax assets in the second quarter (see Note 2), as compared to a tax benefit of $296,133 for the three months ended September 30, 2012.
The Company recorded no income tax provision or benefit for discontinued operations for the three or nine months ended September 30, 2013, as compared to income tax benefits of $1,190,580 and $1,731,580, respectively for the three and nine months ended September 30, 2012, which is reflected in the net loss from discontinued operations, net of tax, in the Company's consolidated statements of operations.

7.	Commitments and Contingencies
Legal Matters
From time to time, the Company is subject to legal proceedings, threats of legal action and claims which arise in the ordinary course of our business.   With respect to three specific matters, aggregate claims have been asserted of approximately $700,000.  Management believes the maximum reasonably possible loss related to these matters is substantially less than the amounts asserted.  Management, with its external legal counsel, intends to vigorously defend these matters and management believes that it has meritorious defenses in all such matters.  Accordingly, no accrual has been recorded for these matters as of September 30, 2013.  Management believes that the ultimate resolution of these matters, including likely recoveries from insurance carriers if unfavorable outcomes occur, will not have a material adverse effect on our results of operations or financial condition.
Operating Leases
The Company leases certain equipment under non-cancelable lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $0 and $52,854 for the three months ended September 30, 2013 and 2012, respectively and $50,781 and $158,562 for the nine months ended September 30, 2013 and 2012, respectively.
8. Share-Based Compensation
     The Company recognized share-based compensation expense of $12,900 and $20,148 for the three months ended September 30, 2013 and 2012, respectively and $40,646 and $84,650 for the nine months ended September 30, 2013 and 2012, respectively.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Key assumptions used to estimate the fair value of the stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options for the three and nine months ended September 30, 2013 and 2012.  Estimates of fair values are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The option life was determined using the historical data to determine an expected option life. Prior to 2013 the simplified method was used. During the three months ended September 30, 2013, no new grants were issued. During the nine months ended

September 30, 2013, a total of 15,000 new grants were issued. No new grants were issued during the three and nine months ended September 30, 2012.
Share-based incentive plan
At September 30, 2013, the Company had one stock option plan that provides for both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants.  On March 10, 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) upon the recommendation of the Compensation Committee. The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants have been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term.
At September 30, 2013, there were 375,000 shares available for future grants under the 2010 Plan.
The following table sets forth the stock option transactions for the nine months ended September 30, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	285,000	$2.44	4.8	$—
Exercisable at December 31, 2012	138,900	2.53	3.1	—
Granted	15,000	2.58	9.75	—
Exercised	—	—	—	—
Forfeited/expired	(73,500)		—	—
Outstanding at September 30, 2013	226,500	6.16	4.62	1,800
Exercisable at September 30, 2013	142,500	$6.39	3.28	$—
During the nine months ended September 30, 2013, 15,000 new options were granted as compared to zero new options for the same period in 2012.  At September 30, 2013 and 2012, the intrinsic value of the exercisable options is $1,800 and $0, respectively.
The following table sets forth the status of the Company’s non-vested options for the nine months ended September 30, 2013:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2012	146,100	$1.22
Granted	15,000	0.82
Vested	(48,300)	1.50
Forfeited/expired	(28,800)	1.28
Non-vested at September 30, 2013	84,000	$0.97
At September 30, 2013, there was $84,761 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan.  This cost is expected to be recognized over a weighted average period of 2.83 years.

9. Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries.
Net revenues from discontinued operations for the three months ended September 30, 2013 and 2012 were $0 and $132,137, respectively. Net income from discontinued operations for the three months ended September 30, 2013 was $3,977 as compared to a net loss from discontinued operations of $1,996,055 for the same period in 2012, respectively, presented net of tax of $0 and a tax benefit of $1,190,580, respectively.
Net revenues from discontinued operations for the nine months ended September 30, 2013 and 2012 were $0 and $372,955, respectively. Loss from discontinued operations for the nine months ended September 30, 2013 and 2012 were $16,569 and $3,523,380, respectively, presented net of tax of $0 and a tax benefit of $1,731,580, respectively.

At September 30, 2013 and December 31, 2012, the Company has a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by a $1.0 million letter of credit at December 31, 2012. In April 2013, as part of a new bank facility, this letter of credit was replaced with $1.0 million in restricted cash. At both September 30, 2013 and December 31, 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART. The outcome of this liability will be determined on or before May 31, 2014.
The assets and liabilities of the discontinued operations are presented in the unaudited September 30, 2013 and audited December 31, 2012 condensed consolidated balance sheet excluding intercompany loans which exceed net book value listed below:

	September 30, 2013	December 31, 2012
Cash	$4,285	$30,882
Prepaid expenses and other assets	—	3,419
Total current assets from discontinued operations	4,285	34,301

Property and equipment, net of impairment and accumulated depreciation of $119,050 and $1,434,937, respectively	—	284,300
Deferred taxes, non-current	—	—
Total non-current assets from discontinued operations	—	284,300
Total assets from discontinued operations	$4,285	$318,601
Accounts payable	$319,937	$477,324
Accrued expenses	—	123,247
Total current liabilities from discontinued operations	319,937	600,571
Total liabilities from discontinued operations	$319,937	$600,571
10. Revisions and Reclassification of Prior Period Balances
Certain revisions and reclassifications have been made to prior period amounts to conform to the current year presentation, primarily related to deferred revenue. In 2012, the Company revised prior period balances to correct errors in the revenue recognition of certain tooling transactions.
Revision of prior period financial statements
In 2012, the Company identified prior period errors relating to revenue recognition for certain tooling transactions that qualify for treatment as multiple-element arrangements. The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the revisions for these corrections to the applicable prior periods are reflected in the financial information included herein and have been provided in summarized format below.
The impact of the errors on the Company's balance sheet as of September 30, 2012 is summarized below:

September 30, 2012	As originally reported	Correction of error adjustment	As revised
Assets
Current assets:
Deferred income taxes	$—	$59,493	$59,493
Deposits, prepaid expenses and other current assets	745,531	222,019	967,550
Total current assets	7,962,690	281,512	8,244,202
Other non-current assets	—	218,299	218,299
Total assets	17,632,493	499,811	18,132,304

Liabilities and Shareholders’ Equity
Current liabilities:
Deferred revenue	—	281,746	281,746
Total current liabilities	5,595,292	281,746	5,877,038
Long-term liabilities:
Long-term deferred revenue	—	309,377	309,377
Total Long-term liabilities	1,068,992	309,377	1,378,369
Total liabilities	6,664,284	591,123	7,255,407
Shareholders’ equity:
Retained earnings	3,139,296	(91,312)	3,047,984
Total shareholders’ equity	10,968,209	(91,312)	10,876,897
Total liabilities and shareholders’ equity	17,632,493	499,811	18,132,304
The impact of the errors on the Company's statements of operations for the three and nine months ended September 30, 2012 is summarized below:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	As originally reported	Correction of error adjustment	As revised	As originally reported	Correction of error adjustment	As revised
Net revenues	$4,839,812	$119,222	$4,959,034	$15,881,161	$(296,004)	$15,585,157
Cost of sales	4,112,599	85,338	4,197,937	13,106,456	(221,930)	12,884,526
Gross profit	727,213	33,884	761,097	2,774,705	(74,074)	2,700,631
Loss from operations	(1,774,241)	33,884	(1,740,357)	(1,918,649)	(74,074)	(1,992,723)
Loss before taxes	(1,782,569)	33,884	(1,748,685)	(1,941,780)	(74,074)	(2,015,854)
Income tax benefit	(309,500)	13,367	(296,133)	(580,400)	(29,223)	(609,623)
Loss before discontinued operations	(1,473,069)	20,517	(1,452,552)	(1,361,380)	(44,851)	(1,406,231)
Net loss	(3,469,124)	20,517	(3,448,607)	(4,884,758)	(44,851)	(4,929,611)
Loss per share - basic and diluted	(1.24)	0.01	(1.24)	(1.75)	(0.02)	(1.76)
Weighted average shares outstanding, basic and diluted	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514	2,790,514

The impact of the errors on the Company's statement of cash flows for nine months ended September 30, 2012 is summarized below:

	Nine months ended September 30, 2012
	As originally reported	Correction of error adjustment	As revised
Net loss	$(4,884,758)	$(44,853)	$(4,929,611)
Deferred income taxes	(575,900)	(29,223)	(605,123)
Changes in operating assets and liabilities:
Deposits, prepaid expenses and other assets	(254,598)	(221,930)	(476,528)
Accrued expenses and other liabilities	(119,498)	296,004	176,506
Net cash used in operating activities	(1,498,361)	—	(1,498,361)

11. Subsequent Events
As a result of the third quarter results, the Company was not in compliance with a financial covenant. On November 19, 2013, the Company received a formal waiver as to the non-compliance (see Note 5).
There were no other subsequent events or transactions that require adjustment to or disclosure in these financial statements.

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
Overview
     The Company, through its wholly-owned subsidiary, Micron Products, Inc. manufactures components, devices and equipment primarily for the medical and defense industries. Micron is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company has expanded into custom thermoplastic injection molded products with a full array of design, engineering and production services and management. The addition of an orthopedic implant machining operation, produces quick-turn, high volume and patient-specific, finished orthopedic implants. The Company also has developed and distributes customizable proprietary signal-averaging electrocardiography (SAECG) software used in the detection of certain heart arrhythmias and that is reconfigurable for a variety of hardware platforms. The Company continues to seek complementary and/or synergistic products, technologies and lines of business in an effort to broaden the Company’s offerings.
The Company discontinued its investment into and operation of a cardiac monitoring service provider previously referred to as WirelessDx. The brand WirelessDx included a Radnor, PA based wholly owned subsidiary named RMDDxUSA Corp. and its wholly owned Canadian subsidiary named RMDDx Corporation. The decision to discontinue and liquidate occurred in the third quarter of 2012 and is expected to be completed in 2014.

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
The Company concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. As such, the statement of operations, statement of cash flows and the applicable notes to the consolidated financial statements for the three and nine months ended September 30, 2012, included in this filing, have been revised to reflect the correction of these errors.
Subsequently, the Company was unable to file its second quarter Form 10-Q by the required filing date of August 14, 2013, due to the Company's evaluation of its deferred tax assets and its determination of whether to book a valuation allowance on the deferred tax assets. After a thorough analysis the Company recorded a full valuation allowance.
In the third quarter of 2012, the Company discontinued operations of its wholly owned subsidiaries, RMDDxUSA Corp. and RMDDx Corporation, collectively called “WirelessDx,”. The following analysis and discussion relates only to continuing operations.
Net sales
The Company's consolidated net sales for the three months ended September 30, 2013 were $4,728,217, a decrease of $230,817 or 4.7%, when compared to the consolidated net sales of $4,959,034, for the three months ended September 30, 2012. The Company's consolidated net sales for the nine months ended September 30, 2013 were $15,251,851, a decrease of $333,306 or 2.1%, when compared to the consolidated net sales of $15,585,157, for the nine months ended September 30, 2012.
The 4.7% decrease in net sales for the three months ended September 30, 2013 is due primarily to an $826,210 or 26.7% decrease in sensor sales compared to the same period in 2012. This decrease was partially offset by increases of $424,172 or 84.2% in sales of orthopedic implant components and $338,093 or 31.7% in sales of custom molded products from the comparable period in 2012.
The 2.1% decrease in net sales for the nine months ended September 30, 2013 is due primarily to a $2,698,972 or 25.4% decrease in sensor sales compared to the same period in 2012. This decrease was partially offset by increases of $1,175,178 or 84.4% in orthopedic implant components and $802,892 or 25.5% in custom molded products.
The decrease in sensor sales for the three and nine months ended September 30, 2013 is due largely to a decrease in silver surcharge billed of $582,862 or 42.7% and $1,549,597 or 32.5%, respectively, as compared to the same period in 2012. The decrease in sensor sales is due to several factors:   (1) several customers moved to thinner silver products; (2) sensor volume decreased 9.9% and 9.4%, respectively over the same period in the prior year; and (3) the average market price of silver is approximately 30% lower than the same period in the prior year.
 The move to thinner silver products by customers as well as the relatively lower market price of silver has resulted in the Company experiencing a decrease in selling price and silver surcharge billed.  Sales volumes for sensors decreased due in part to one of the Company's largest customers adding a secondary supplier along with usual and ordinary fluctuations in ordering patterns.
The increases in net sales of orthopedic implant components and custom molded products are due to increased orders in medical, defense and automotive markets.  The Company continued to realize increased order volumes for machined orthopedic implant components into the third quarter of 2013.  Shipments of machined orthopedic implant components are expected to continue to increase for the remainder of 2013 and into 2014.
The Company continues to improve its manufacturing processes and product performance. Management expects that these improvements will enable the Company to decrease cost, increase revenue, and regain market share.
Revenue from domestic and foreign sales for the three and nine month periods is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2013	%	2012 Revised	%	2013	%	2012 Revised	%
United States	$2,703,641	57%	$2,388,453	48%	$7,598,683	50%	$6,356,544	41%
Canada	896,849	19%	1,214,272	24%	2,807,035	18%	4,659,454	30%
Europe	199,607	4%	292,525	6%	1,397,030	9%	1,332,570	8%
Pacific Rim	567,217	12%	553,559	11%	1,686,500	11%	1,537,078	10%
Other	360,903	8%	510,224	11%	1,762,603	12%	1,699,511	11%
Total	$4,728,217	100%	$4,959,033	100%	$15,251,851	100%	$15,585,157	100%

The increase in sales for both the three and nine months ended September 30, 2013 in the United States, is due to increased sales in orthopedic implant components. The decrease in sales in Canada, for both the three and nine months ended September 30, 2013, resulted from reduced volume and silver surcharges due in part to decreased demand for the sensor line of products.
Cost of sales
The Company's consolidated cost of sales was $4,178,406, or 88.4% of net sales in the three months ended September 30, 2013, compared to $4,197,937, or 84.7% of net sales in the three months ended September 30, 2012, a decrease of $19,531 or 0.5%. For the nine months ended September 30, 2013, the Company's consolidated cost of sales was $13,192,226, or 86.5% of net sales as compared to $12,884,526, or 82.7% of net sales in the nine months ended September 30, 2012, an increase of $307,700 or 2.4%.
The 0.5% decrease in the consolidated cost of sales for the three months ended September 30, 2013 is due primarily to a decrease in sensor cost of sales of $315,106 or 13.3% as compared to the same period in 2012. The decrease in sensor cost of sales is partially offset by increases in orthopedic implant component cost of sales of $256,758 or 55.63% and custom molded products cost of sales of $70,215 or 8.8%.
The 2.4% increase in the consolidated cost of sales for the nine months ended September 30, 2013 is due primarily to increased orthopedic implant component cost of sales of $750,552 or 56.4%, increased custom molded products cost of sales of $483,861 or 21.8% as well as increased maintenance and quality costs of $205,447 and $84,224, respectively. These increases were partially offset by a decrease in sensor cost of sales of $1,336,356 or 16.6% as compared to the same period in 2012.
The increases in orthopedic implant components and custom molded products cost of sales for both the three and nine months ended September 30, 2013 were due to notable increases in orders in medical, defense and automotive markets. These increases were partially offset by decreases in sensor cost of sales in part due to a decrease in sensor sales volume and a decrease in the cost of silver surcharge billed. The decrease in sensor cost of sales is also due in part to competitive pressures to move to thinner silver products, and the decreases in the market price of silver. In the third quarter, the Company implemented a nominal price increase for its sensor customers due to the increased costs of regulation, power, and materials.
Selling and marketing expenses
The Company's consolidated selling and marketing expense increased to $209,498, or 4.4% of net sales in the three months ended September 30, 2013 from $186,178, or 3.8% of net sales in the same period in 2012, an increase of $23,320 or 12.5%. The increase was primarily due to a recruiting agency fee for a new hire.
The Company's consolidated selling and marketing expense increased to $696,712, or 4.6% of net sales in the nine months ended September 30, 2013 from $692,272, or 4.4% of net sales in the same period in 2012, an increase of $4,440 or 0.6%. The increase was primarily the result of increased commissions as a result of new products and due in part to a recruiting agency fee for a new hire.
General and administrative expenses
The Company's consolidated general and administrative expense was $727,664, or 15.4% of net sales in the three months ended September 30, 2013 as compared to $720,515, or 14.5% of net sales in the same period in 2012, an increase of $7,149 or 1.0%.  The increase was due largely to the accrual of $92,061 for severance related to the resignation of the CFO. The increase was also due in part to increased wages of $39,892 due to promotions and increased accounting fees of $33,218. These increases were partially offset by decreases of $64,862 in consulting fees and $39,151 in depreciation expense due in part to the Company's ERP system being fully amortized in 2013.
The Company's consolidated general and administrative expense was $2,037,139, or 13.4% of net sales in the nine months ended September 30, 2013 as compared to $2,141,089, or 13.7% of net sales in the same period in 2012, a decrease of $103,950 or 4.9%.  The decrease was due largely to a decrease of $112,460 in bad debt expense due in part to a reduction in the allowance for doubtful accounts of $77,098, due to favorable collections, and decreased depreciation and amortization of $100,396 due in part to the Company's ERP system becoming fully depreciated. Stock-based compensation and professional and consulting fees decreased by $44,004 and $94,775, respectively. These decreases were partially offset by the accrual of $92,061 for severance related to the resignation of the CFO as well as an increase in accounting fees of $81,137 due to year-end audit overruns.
Research and development expenses
The Company's consolidated research and development costs increased to $131,077, or 2.8% of net sales in the three months ended September 30, 2013 from $115,034, or 2.3% of net sales in the same period in 2012, an increase of $16,043 or 13.9%. The increase was due to an increase in wages of $11,319 due primarily to the timing of replacement hires for vacated positions.
The Company's consolidated research and development costs decreased to $251,772, or 1.7% of net sales in the nine months ended September 30, 2013 from $380,266, or 2.4% of net sales in the same period in 2012, a decrease of $128,494 or 33.8%. The decrease was due to a decrease in wages of $42,029 due primarily to the timing of replacement hires for vacated positions in the first and second quarters of 2013. The decrease was also due in part to decreased consulting fees of $52,686.

Other (expense) income
Other expense was $51,100 for the three months ended September 30, 2013 as compared to $8,328 for the three months ended September 30, 2012, an increase of $42,772. Other expense consisted primarily of interest expense of $51,393 and $7,969 for the three months ended September 30, 2013 and 2012, respectively, offset by miscellaneous other income.
Other expense was $250,877 for the nine months ended September 30, 2013 as compared to $23,131 for the nine months ended September 30, 2012, an increase of $227,746. Other expense consisted primarily of interest expense of $258,940 and $14,855 for the nine months ended September 30, 2013 and 2012, respectively, offset by miscellaneous other income.
The increase in interest expense is primarily related to the payoff of two operating leases and two equipment notes in April 2013 as part of refinancing with the new bank facility. The payoff of these four items included amounts representing the outstanding interest that would have been paid on these leases and notes if they had been held and paid to maturity with the originating bank.
Income Tax Provision (Benefit)
There was no income tax provision from continuing operations for the three months ended September 30, 2013 as compared to a benefit of $296,133 for the same period in 2012. The income tax provision from continuing operations was $2,267,969 for the nine months ended September 30, 2013 as compared to a benefit of $609,623 for the same period in 2012.
For the nine months ended September 30, 2013, the tax provision was the result of the Company recording a full valuation allowance against its deferred tax assets as a result of a triggering event in the second quarter (Note 6). The tax provision is calculated using a projected effective tax rate based on estimated projected income or loss for the year and adjusted for permanent differences between book income or losses and tax income or losses. The tax impact of unusual and infrequently occurring items are separately measured and recorded discretely in the quarter to which they pertain. Management will continue to seek tax planning opportunities that could effectively reduce the Company's income tax obligations in the future.
Income (Loss) from Discontinued Operations
In the third quarter of 2012 the Company discontinued the operations of its WirelessDx subsidiaries. The financial statements presented herein are adjusted for discontinued operations. The Company sold the majority of the assets prior to the end of 2012 and sold the remaining assets in the third quarter of 2013. These assets had a net book value of $0 at September 30, 2013.
Income from discontinued operations, net of tax, the three months ended September 30, 2013 was $3,977 as compared to a loss from discontinued operations of $1,996,055 for the same period in 2012. Loss from discontinued operations, net of tax, was $16,569 and $3,523,380 for the nine months ended September 30, 2013 and 2012, respectively.
Loss Per Share
The basic and diluted loss per share decreased to $0.21 per share for the three months ended September 30, 2013 as compared to $1.24 per share for the three months ended September 30, 2012. For the nine months ended September 30, 2013 the basic and diluted loss per share decreased to $1.28 per share as compared to $1.76 per share, for the nine months ended September 30, 2012, respectively.  The decrease in the loss per share is due largely to the impact of the discontinued operations of WirelessDx.
Off-Balance Sheet Arrangements
The Company leases certain equipment under non-cancelable operating lease arrangements ranging from three to five years.  Lease expense under all operating leases was approximately $0 and $52,854 for the three months ended September 30, 2013 and 2012, respectively and $50,781 and $158,562 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources
Working capital was $2,196,135 at September 30, 2013 compared to $1,141,825 at December 31, 2012, an increase of $1,054,310.  This increase was due in part to the refinancing of equipment notes with a new term note, paying off and closing the demand line of credit with the previous bank and replacing the letter of credit with $1.0 million in restricted cash under the bank facility entered into on March 29, 2013.
Net capital expenditures were $1,200,346 for the first nine months of 2013 as compared to $893,887 for the same period in 2012.  Capital expenditures during the nine months ended September 30, 2013 were related to the acquisition of assets previously under operating leases that were purchased as part of the bank facility.
On March 29, 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The credit facility includes a revolver of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property.
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  This revolver replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013.

The interest rate on the revolver at September 30, 2013 was 3.50% and the outstanding principal balance was $2,399,493. This revolver has a maturity date of June 30, 2015.
The commercial term loan from the bank facility was used to refinance existing equipment notes, operating leases, and to fund other current liabilities of continuing operations. At September 30, 2013, the outstanding amount remaining on the term loan was $1,363,909. The term loan has a five year term with a maturity date of March 29, 2018. The interest rate on the loan is a fixed 4.25% per annum.
The equipment line of credit allows for advances on the equipment line not to exceed 80% of the invoice amount of the equipment being purchased. The interest rate at September 30, 2013 was 3.50% and the outstanding principal balance was $177,251. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period during which payments are interest only. This equipment line of credit will convert to a five year term loan at the end of the one year draw period, or when the $1.0 million line is fully drawn upon.
The Company has a $1.0 million equipment line of credit under its banking facility. This equipment line of credit allows for advances on the equipment line that shall not exceed 80% of the invoice amount of the equipment being purchased. The interest rate at September 30, 2013 was 3.50% and the outstanding principal balance was $177,251. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period during which payments are interest only. This equipment line of credit will convert to a five year term loan at the end of the one year draw period, or when the line is fully drawn upon.
Also, secured by this credit line, the Company had a $1,000,000 letter of credit for a performance guarantee associated with the discontinued operations as of December 31, 2012. The letter of credit was replaced with $1,000,000 in restricted cash, in April 2013, as part of the new bank facility. At both September 30, 2013 and December 31, 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
During the nine months ended September 30, 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balance of these equipment notes at September 30, 2013 was $234,646. The term of these equipment notes is five years.
The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. As a result of the third quarter results, the Company was not in compliance with a financial covenant. On November 19, 2013, the Company received a formal waiver from the bank for the covenant non-compliance.
    The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months. The Company expects improvements in sales within new and existing channels to continue as a result of the Company's prior and future investments in capital equipment and human resources. The Company expects to meet its goals in these areas, realize returns on its capital investments over the last nine months and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so.
During the nine months ended September 30, 2013, no dividends were declared or paid. On January 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.03 per share. The dividend of $84,119 was paid March 15, 2012.
Summary of Changes in Cash Position
At September 30, 2013, the Company had cash of continuing operations of $455,817, an increase of $177,441 as compared to September 30, 2012, and a decrease of $21,891 as compared to December 31, 2012. For the nine months ended September 30, 2013, total cash used in continuing operations was $55,573 and total cash provided by discontinued operations of $7,085.
For the nine months ended September 30, 2013, total cash provided by operating activities totaled $55,389, consisting of cash provided by operating activities of continuing operations of $332,604, and cash used in operating activities of discontinued operations of $277,215. Total cash used in investing activities was $948,420 comprised of cash used in continuing operations of $1,232,720 and cash provided by discontinued operations of $284,300. Total cash provided by financing activities was $844,543, comprised of cash provided by continuing operations of $844,543 and cash provided by discontinued operations of $0.
For the nine months ended September 30, 2012, total cash used in operating activities totaled $1,498,362, consisting of cash provided by operating activities of continuing operations of $1,016,230, and cash used in operating activities of discontinued operations of $2,514,592. Total cash used in investing activities was $1,072,083 comprised of cash used in investing activities of continuing operations of $587,602 and cash used in investing activities of discontinued operations of $484,481. Total cash provided by financing activities was $1,562,619, comprised of cash provided by continuing operations of $930,722 and cash provided by discontinued operations of $631,897. At September 30, 2012, the Company had cash of continuing operations of $278,376, a decrease of $976,875 as compared to December 31, 2011. For the nine months ended September 30, 2012 total cash provided by continuing operations was $1,359,350 and total cash used in discontinued operations of $2,367,176.

Cash Flows from Operating Activities
Cash provided by operating activities of continuing operations of $332,604 was due largely to (i) the non-cash impact of deferred taxes of $2,267,969, due to the full valuation allowance booked in the second quarter of 2013, (ii) the non-cash impact of depreciation and amortization of $1,074,339, and (iii) a decrease in accounts receivable of $716,930. These amounts were partially offset by the net loss of $3,461,413 and a decrease in inventories of $238,907.
Cash Flows from Investing Activities
Cash used in investing activities from continuing operations was due primarily to capital expenditures of $1,200,346. Capital expenditures were primarily related to the acquisition of assets previously under operating leases that were purchased as part of the bank facility.
Cash Flows from Financing Activities
Cash provided by continuing operations was due in part to proceeds from the revolver of $2,399,493, partially offset by the repayment of $800,000 on the previous demand line of credit. The Company also received proceeds of $1,500,000 from the commercial term note, that was partially offset by cash used to payoff equipment notes of $1,296,110 with the proceeds of the term loan. In addition, the Company replaced its letter of credit with restricted cash of $1,000,000.
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
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services and production units. The Company has determined that the sale of certain molds, tooling, engineering and validation services, and the production units, represent one unit of accounting, based on an assessment of the respective standalone value, as defined in ASC 605-25, “Revenue Recognition: Multiple - Element Arrangements.”
The Company determines the estimated product life-cycle, based upon historical knowledge of the customer, over which the deferred revenue will be amortized into revenue, which is generally three years. The Company carries prepaid tooling costs associated with the related arrangement as other assets on the Company's balance sheet. These costs are amortized to expense at the same time as the deferred revenue is amortized into revenue.
The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner due to the nature of these molds and associated products. Therefore, the Company is unable to account for the transactions under the Units of Production method and management has determined the most appropriate amortization method to be the straight-line method.
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
Allowance for Doubtful Accounts

Based on management’s on-going analysis of accounts receivable balances, as to any event that adversely affects the ultimate ability to collect the related receivable, management will record an allowance for bad debts.  For the three and nine months ended September 30, 2013, bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.
Inventory and Inventory Reserves
The Company values its inventory at the lower of average cost, first-in-first-out (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. The Company records adjustments to account for potential scrap during normal manufacturing operations or potential obsolescence for slow moving inventory.
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
Based on the Company's analysis and assessment, management determined that material weaknesses in internal control still existed at September 30, 2013 and began to plan the appropriate corrective actions, as more thoroughly described below in the section titled “Remediation Efforts of Material Weakness in Internal Control over Financial Reporting.” Management has discussed its conclusions regarding the deficiencies in internal controls over financial reporting with the Audit Committee and with the Company's independent registered public accounting firm and completed the development of a remediation plan outlined below in order to address these material weaknesses.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2013, other than the remediation efforts described below, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
At June 30, 2013, management had developed a remediation plan to address these material weaknesses and is working to remediate these material weaknesses. The remediation plan has not been fully implemented as of September 30, 2013.
Management will monitor the effectiveness of the Company's internal controls over financial reporting on a quarterly basis and will test and evaluate these enhanced controls to assess whether they are operating effectively.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

3.0	Articles of Incorporation (a)
3.1	Amended and Restated By-laws(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock. (a)
4.6*	2001 Stock Option Plan(c)
4.10*	2010 Equity Incentive Plan(d)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc. (f)
10.51	Loan and Security Agreement between Unibank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.(f)
10.52*	Release and Agreement between Arrhythmia Research Technology, Inc. and Michael S. Gunter effective March 31, 2013.(f)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.(f)
10.54*	Second Amendment to the Employment Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison, dated June 7, 2013, effective January 1, 2007.(g)
10.55*	Release and Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison effective September 12, 2013.
18.01	Preferability letter from Independent Registered Accounting firm.(e)
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.

(b)	Incorporated by reference to the Company’s Form 8-K as filed with the Commission May 8, 2009.

(c)	Incorporated by reference to the Company's Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission in March 2002.

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission in May 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2011 as filed with the Commission in April of 2012.

(f)	Incorporated by reference to the Company's Form 10-Q for period ended March 31, 2013 as filed with the Commission in July of 2013.

(g)	Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2013 as filed with the Commission on October 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
November 19, 2013	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Corporate Controller
(principal financial and accounting officer)

Index to Exhibits

Number	Exhibit
10.55*	Release and Agreement between Arrhythmia Research Technology, Inc. and David A. Garrison effective September 12, 2013.
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of the principal financial and accounting officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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