Form 10-K
period 2013-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2014-03-21
CIK 819689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K
☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
         Large Accelerated filer ☐    Accelerated filer ☐   Non-Accelerated filer ☐   Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,548,635.
 On March 21, 2014, there were 2,722,239 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Arrhythmia Research Technology, Inc.

PART I

Item 1. BUSINESS
OVERVIEW
Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") manufactures components, devices and equipment for medical, military, law enforcement, industrial and automotive applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company also performs custom thermoplastic injection molding and provides a full array of design, engineering and production services and management. The Company's orthopedic implant machining operation produces quick-turn, high volume and patient-specific, finished orthopedic implants. In addition to its manufacturing capabilities, the Company also licenses proprietary customizable signal-averaging electrocardiography (SAECG) software used to help assess a patient's risk of certain heart arrhythmias.
ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp, ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA sometimes referred to as “WirelessDx”) discontinued operations in the third quarter of 2012. The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes in this Form 10-K.
ART, founded in 1986, pioneered technologies used in analyzing high resolution heart signals. The Company's Predictor software is used around the world in research and clinical environments to diagnose the risk of certain heart arrhythmias. The Company completed an initial public offering in 1988 and its shares were listed on the American Stock Exchange, now the NYSE MKT, in 1992. The Company's stock trades under the symbol HRT.
In 1992, the Company acquired Micron, which manufactures silver/silver chloride coated and conductive resin sensors used as components for ECG electrodes and other electrophysiological devices.
In 2001, the Company consolidated operations in Fitchburg, Massachusetts and now consists of a 4 building campus with approximately 175,000 sq. ft. of office and manufacturing facilities.
In 2004, the Company acquired the assets of New England Molders, Inc., a custom injection molding business, formerly based in Shrewsbury, Massachusetts, to diversify its manufacturing capabilities and customer base. This acquisition added sales talent, manufacturing capacity and medical, consumer products, military and law enforcement industry customers. It also marked the commencement of the expansion and diversification of manufacturing expertise and capabilities, building upon the core Micron success with its single product line.
In 2006, the Company added clean room manufacturing capability to attract more complex and higher value injection molding business. This investment enabled the Company to expand into biomedical diagnostic, military and law enforcement products requiring specific production environment conditions.
In 2007, the Company acquired substantially all of the operating assets of Leominster Tool and Die Company, Inc., a maker of molds for the plastic injection molding industry. The acquisition provided vertical integration in the form of capabilities for the internal production and maintenance of molds for the Company's injection molding business, and an additional source of customers and revenue from engineering consultation, mold design, building and repair.
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
In 2010, the Company acquired RMDDx, an early stage company developing remote cardiac monitoring for the U.S. healthcare market. The Company successfully brought the WirelessDx operations to revenue in 2011. In 2012, the Company discontinued such operations due to failure to meet growth and profitability targets.
Today, the Company is a diversified manufacturer of components for the medical, military, law enforcement, automotive, industrial and consumer products industries. The Company's capabilities include molding and silver plating of medical sensors, custom injection molding, customer-specific quick-turn machined orthopedic implants and custom products for military and law enforcement applications. The Company competes globally, with nearly half of its revenue derived from exports.

Customers and Sales
During the year ended December 31, 2013, the Company had sales to two customers constituting 16% and 15% of total 2013 sales. Accounts receivable from these two customers at December 31, 2013 were 16% and 10% of the total accounts receivable balance at year end. During the year ended December 31, 2012, the Company had sales to one customer constituting 28% of total 2012 sales. Accounts receivable from this customer at December 31, 2012 was 19% of the total accounts receivable balance at year end. The loss of any one of these customers could have a significant adverse effect on the Company's financial results.
Sales to the top three customers accounted for 39% of total sales in 2013 compared to 45% of total sales in 2012. The decrease in the top three customers as a percentage of total sales is due to a decrease in sensor sales from the Company’s largest customer due in part to decreased volume and the customer moving to a part with less silver. The decrease from the largest customer was partially offset by increased sales of machined implants from the Company’s second largest customer,
The Company manufactures products upon receipt of purchase orders.  Some customers purchase on a single purchase order basis without long-term commitments and others who establish long term purchase contracts. The Company has a track record of establishing long term relationships with customers that result in repeat business year over year. In the case of precious metal plating, customer purchase arrangements take into account the fluctuating price of precious metals.
The following table sets forth, for the periods indicated, the consolidated revenues from continuing operations and percentages of revenues derived from the sales of the Company's products and services in certain industry segments.

	Revenues for the Years Ended December 31,
	2013	%	2012	%
Medical	$17,459,309	82	$17,453,573	84
Military and Law Enforcement	1,499,428	7	1,293,662	6
Industrial	1,382,913	6	525,069	3
Consumer Products	618,361	3	838,956	4
Other	381,041	2	531,310	3
Total	$21,341,052	100	$20,642,570	100
The following table sets forth, for the periods indicated, the consolidated revenues from continuing operations and percentages of revenues derived from the sales of all of the Company's products and services in certain geographic markets.

	Revenues for the Years Ended December 31,
	2013	%	2012	%
United States	$11,642,242	55	$8,955,831	43
Canada	3,625,470	17	5,691,931	28
Europe	1,639,986	8	1,653,171	8
Pacific Rim	2,635,619	12	1,949,558	9
Other	1,797,735	8	2,392,079	12
Total	$21,341,052	100	$20,642,570	100
While some risks exist in foreign markets, the vast majority of the Company’s customers are based in historically stable regions.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars.
Marketing and Competition
The Company sells its capabilities and services to current and potential customers to provide full product life cycle support to their product manufacturing needs. It provides complex value added U.S. based manufacturing capabilities in injection molding, machining, plating/coating, mold making, maintenance and repair. Customers seek the Company's ability to produce complex products on their time lines and to their specifications. Micron’s ISO 13485:2003, ISO 9001:2008, ISO 14001:2010 and OHSAS 18001:2010 registrations, the international quality standards for medical devices and manufacturing, qualifies Micron to further expand into products requiring tight controls and high standards.  The Company’s International Traffic in Arms Regulation (ITAR) registration with the U.S. State Department allows the Company to compete in military and law enforcement applications restricted by export controls and the Department of Defense. Micron also holds a class 10 federal firearms license for manufacture of products for the military and law enforcement.
The Company's U.S. based manufacturing capabilities compete in a large global and highly competitive market. Free trade agreements increase global competition, making every company in the same manufacturing arena around the world a potential customer or competitor. To meet this challenge, the Company focuses its development efforts on complex engineered products with specialty material requirements not readily outsourced to offshore manufacturing. The Company has over forty years of experience in some product areas with long customer relationships and has developed competitive advantages through decades of constant process improvement. To remain competitive and to expand market share the Company invests in training and educating its workforce, expanding manufacturing capacity and automating processes to increase productivity.
Management continues to pursue licensing arrangements for ART's proprietary signal-averaged electrocardiography (SAECG) software, Predictor, for integration into existing cardio diagnostic equipment.
In May 2013, the Company announced that a National Institutes of Health (NIH) funded study found that the Company’s SAECG technology played a key role in identifying patients at risk of potentially lethal ventricular arrhythmias. The NIH conducted a multi-center clinical trial that studied 484 patients with prior myocardial infarction. The patients enrolled were considered at high risk of ventricular arrhythmias because of low ejection fraction (EF ≤ 35%).  Patients received implantable cardiac defibrillators (ICD) as primary prevention against sudden cardiac death.  The multi-center study assessed these patients for ventricular arrhythmia risk using more than ten different ECG-based diagnostic methodologies and algorithms, including 12-lead ECG, 24-hour Holter monitoring, T wave alternans and SAECG-derived parameters.  From this large battery of ECG tests, only the Company's SAECG-derived low QRS waveform voltage, along with frequent premature ventricular beats from Holter recordings, were found to be significantly predictive of ventricular arrhythmias.
Manufacturing and Suppliers
The Company has registered its facilities under the U.S. Department of State's International Traffic in Arms Regulations (ITAR) and with the U.S. Food and Drug Administration ("FDA"). Micron is ISO 13485:2003, 9001:2008, 14001:2010 and OHSAS 18001:2010 registered.  Micron's injection molding machine capacity ranges from 15 to 250 tons and includes a class 10,000 clean room. Machining, mold making and tooling capabilities include 4 and 5 axis CNC, electrical discharge machining ("EDM"), milling, turning and grinding. Surface coating capabilities include electroplating, electroless plating, passivation and polishing. A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality, and automation.
The Company uses commodity raw materials as the basis for its value-added manufacturing operations. Many of these commodities are widely available with multiple sources. Some specialty plastics are single sourced and in a few cases proprietary to the products the Company manufactures. The Company monitors the supply chain for commodity materials to manage availability in case of breaks in the global supply chain. For many products, the Company is one step in a complex supply chain for OEM customers. This requires coordination with upstream and downstream vendors in the supply chain. Coordination of production scheduling is imperative to meeting customer expectations.
Inventory Requirements
The Company holds inventory of raw materials, work in process, and finished goods.
The Company manages inventory levels to balance customer delivery requirements, manufacturing production scheduling efficiencies and supply chain coordination from suppliers and to customers. In many cases, the Company produces to a purchase order in a single production run to optimize production efficiency and holds inventory for customers to support multiple delivery dates. The Company also has customers for whom it holds inventory as a part of its manufacturing agreement. Customers benefit from our ability to hold inventory on their behalf for just-in-time deliveries while the Company benefits from being able to optimize efficiencies of production scheduling and raw material volume purchasing.
Research and Development
In 2013 and 2012, research and development efforts resulted in $335,309 and $510,463 of expense, respectively.  These efforts include the development of a unique process to eliminate certain hazardous materials from the manufacturing processes, a new provisional patent application, and the design and testing of specific process improvements.
Patents and Proprietary Technology
The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. By having internal engineering, mold making, automation and manufacturing expertise, the Company is able to develop specialized processes throughout the product development and product manufacturing cycle.
In 2012, the Company filed two U.S. patent applications pertaining to inventions in the field of ambulatory patient monitoring and wireless remote transmission of physiological data.
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
In 2013, the Company filed a U.S. patent application pertaining to algorithms for improving the yield of signal-averaged ECG procedures even when the raw ECG data was sub-optimal, e.g. was noisy or had excessive base-line drift.
Government Regulation
The Company's operations are subject to government regulations which establish compliance standards and result in costs to comply in order to participate in certain markets. The medical device industry in particular requires strict compliance with governmental standards. The Company believes its expertise in manufacturing and processes to comply with these regulations provides a competitive advantage in the marketplace.  The FDA and the European Union Equivalent agency ("EU") promulgate quality systems requirements under which a medical device is to be developed, validated and manufactured. The Department of Defense ("DoD"), ATF and the State Department also impose regulations on the production and transfer of certain goods and technical data. Because customers own the product designs, they may be directly subject to such regulations.  The development or manufacture of such products will be managed in accordance with applicable regulatory requirements. The Company exercises stringent controls over all manufacturing operations and complies with any special controls required by customers.
The Company's software products are subject to, and management believes currently comply with, material 510(k) clearance and other distribution requirements from the FDA and EU.  The development or manufacture of such products will be managed in accordance with applicable regulatory requirements.
Conflict Minerals
The Financial Reform Bill (H.R. 4173) of the Wall Street Reform and Consumer Protection Act, also known as the Dodd-Frank Act, imposed reporting requirements relating to the use of a group of minerals extracted from the Democratic Republic of Congo (DRC) and surrounding regions. These minerals are known as “Conflict Minerals” and include tin, tungsten, tantalum and gold. The Company uses tin in parts of its production and has confirmed with its suppliers that none of the tin or tin concentrates used in the production of our products originate from the DRC or surrounding regions.
Environmental Regulation
The Company's operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes.  Its operations are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. In 2012, Micron was certified as having met the international standards of ISO 14001:2010 and OHSAS 18001:2007, demonstrating its commitment to and performance of the highest standards of environmental controls and occupational health and safety standards. Micron has developed a system of compliance under the ISO certification and has introduced many new initiatives including the use of solar energy to benefit from renewable energy generation and reduce overall costs associated with production. A program is in place to reduce the Company's environmental footprint. The Company also works closely with state and local officials to ensure compliance with current and proposed regulation while supporting a regulatory environment that allows complex manufacturing to be competitive globally.
Seasonality
In general, the Company does not experience major seasonality in its business. However, as a component supplier within broad manufacturing supply chains, occasional seasonal adjustments to production schedules may impact timing of orders from customers and could result in quarterly fluctuations in revenues.
Employees
As of December 31, 2013, the Company had a total of 108 full time employees as compared to 98 at December 31, 2012. Management believes that continued success will depend on its ability to retain and recruit skilled personnel. The Company has never had a work stoppage and none of the Company's employees are represented by a union. Management believes the Company has a good relationship with its employees.
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
The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control.  These factors include:

•	the Company's ability to retain customers who represent significant proportions of revenue;

•	the Company's ability to maintain the pricing model, and/or decrease the cost of sales;

•	the Company's ability to increase sales of higher margin products and services;

•
the Company's ability to manage its level of debt which makes the Company sensitive to the effects of economic downturns; the Company's level of debt and provisions in the debt agreements could limit the Company's ability to react to changes in the economy or its industry;

•
the Company's failure to comply with the financial and other covenants contained in its credit facility, including as a result of events beyond its control, which could result in an event of default, and adversely affect the Company's operating results and financial condition;

•	volatility in commodity and energy prices and the Company's ability to offset higher costs with price increases;

•	continued availability of supplies or materials used in manufacturing at competitive prices;

•	variability of customer delivery requirements;

•	a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business;

•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;

•	the Company's ability to offset higher costs with price increases;

•	the Company's ability to attract and retain employees with the skills to meet the technically complex demands of manufacturing;

•	adverse regulatory developments in the U.S. or any other country the Company plans to do business in;

•	entrance of competitive products and services in the Company's markets;

•	the Company's ability to execute plans and motivate personnel in the execution of those plans;

•	the Company's ability to protect and retain trade secrets related to the Company's manufacturing processes;

•	adverse claims relating to the Company's intellectual property;

•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;

•	other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC;

•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;

•
the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the Company's ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any;

•
the Company's ability to maintain compliance with the NYSE MKT requirements for continued listing of the Company's common stock in which event the Company's securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; and

•	general economic conditions.
As a response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions, or business or technology acquisitions, that could have a material adverse effect on the quarterly and annual results.  Due to all of these factors, the operating results may fall below the expectations of stockholders and investors in any future period and make period to period comparisons difficult.
The Company is dependent on a limited number of significant customers, the loss of which may have a significant adverse effect on our financial results.
During the year ended December 31, 2013, the Company had sales to two customers constituting 16% and 15% of total 2013 sales. Accounts receivable from these two customers at December 31, 2013 were 16% and 10% of the total accounts receivable balance at year end. During the year ended December 31, 2012, the Company had sales to one customer constituting 28% of total 2012 sales. Accounts receivable from this customer at December 31, 2012 was 19% of the total accounts receivable balance at year end. Sales to the top three customers accounted for 39% of total sales in 2013 compared to 45% of total sales in 2012.

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
In fiscal years 2013 and 2012, the Company derived 47% and 60%, respectively, of its revenues from a single product line. While the technology used in this product line has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing technology.  Any substantial technological advance that eliminates this product line will have a material adverse effect on the Company's operating results.
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
The Company's quarterly results have in the past and may in the future vary due to the lack of dependable long-term demand forecasts from its larger OEM customers.  In addition to this risk, many of the Company’s OEM customers have the right to change their demand schedule, either up or down, within a relatively short time horizon.  These changes may result in the Company incurring additional working capital costs and causing increased manufacturing unit cost due to these short-term fluctuations.  In particular, the quarterly operating results have in the past fluctuated as a result of some of the larger OEM customers changing their orders within a fiscal quarter.  The expense levels and inventory, to a large extent, are based on shipment expectations in the quarter.  If sales levels fall below these expectations, through a delay in orders or otherwise, operating results are likely to be adversely affected.  In addition, the Company has been subject to timing delays on orders for its military and law enforcement industry and medical molding products which also affects predictability of its earnings. Although the Company continues to attempt to lessen its dependence on a few large customers, it can provide no assurance that it will be able to materially alter this dependency in the immediate future, if at all.
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
The testing, manufacture, marketing and sale of the customer's and Company's medical devices and/or components as well as components for the military and law enforcement industry entail the inherent risk of liability claims or product recalls. If the Company's customers are involved in a lawsuit, it is possible that the Company would also be named.  Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could have a material adverse effect on the business, financial condition, and ability to market the Company's products and services in the future.
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
As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, if a reporting company is an accelerated filer or a large accelerated filer (as defined by the Exchange Act), the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the Company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls.  The Company was only subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2013.
In the event the Company qualifies as an accelerated or large accelerated reporting company at the end of its second quarter of 2014, it may be subject to more stringent requirements under SOX 404 for the fiscal year 2014. In the event the independent registered public accounting firm identified significant deficiencies or material weaknesses in the Company’s internal controls that management could not remediate in a timely manner or it was unable to receive an attestation from the independent registered public accounting firm with respect to its internal controls, investors and others may lose confidence in the reliability of the financial statements and the Company’s ability to obtain equity or debt financing in the future could suffer.
Management identified material weaknesses in the financial reporting for 2012. Failure to identify any future ineffectiveness of internal controls could adversely affect the Company and the price of the Company's common stock.
Management continues to review internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under SOX 404. In 2012, such reviews resulted in the identification of material weaknesses in management's internal controls and conclusions that management's disclosure controls and procedures and internal control over financial reporting were ineffective as of December 31, 2012. Specifically, management determined that the Company's internal controls as of December 31, 2012 were deficient in that the Company did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically as it relates to: (i) the preparation of the Company's financial statements and Annual Report included in the Form 10-K; (ii) the accounting for certain multiple element revenue arrangements; and (iii) segregation of duties as it relates to senior financial management's ability to post journal entries.
In 2013, management executed upon its remediation plan to address these material weaknesses. Additional controls were implemented as it relates to (i) reporting, including process control and appropriate reviews of financial reporting; (ii) all tooling arrangements are reviewed to ensure appropriate revenue treatment; and (iii) systems access controls and procedures have been implemented and senior financial management's ability to make journal entries has been eliminated.
The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 and concluded that the Company's internal control over financial reporting were effective as of December 31, 2013.
There is no guarantee that management will not identify material weaknesses in the Company's internal controls in the future. Continued disclosures of material weaknesses in the Company's SEC reports could cause investors to lose confidence in the Company's financial reporting and may negatively affect the price of the Company's stock.
Failure to comply with filling requirements of the NYSE MKT Exchange could lead to the commencement of delisting procedures in accordance the Exchange's Company Guide. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.
The Company’s common stock is listed on the NYSE MKT, a national securities exchange, or the Exchange. To maintain such listing, the Company is required to meet the continued listing requirements of the Exchange as set forth in its Company Guide. As previously reported, the Exchange notified the Company that it was not in compliance with Sections 134 and 1101 of the Exchange’s Company Guide as a result of its failure to file on a timely basis, its annual report on Form 10-K for the fiscal year ended December 31, 2012 and its Form 10-Q for the period ended March 31, 2013 and the period ended June 30, 2013. The

Company resolved the continued listing deficiency in each case by filing the tardy reports. Subsequently the Company submitted its third quarter Form 10-Q within the Exchange Act filing deadlines. If the Company is unable to maintain the listing of its stock on the NYSE MKT or another exchange for failure to comply with the continued listing requirements, including timely filing of Exchange Act reports, the Company and its security holders could face significant material adverse consequences including a limited availability of market quotations for its stock and a decreased ability to issue additional securities or obtain additional financing in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The manufacturing facility and offices of the Company are located in multiple buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of an approximately 22,000 square foot, six story building. The second building is over 94,000 square feet. A third building of approximately 40,000 square feet and a fourth building of approximately 12,000 square feet in the complex are unoccupied opportunities for expansion. The Company also owns a vacant parcel between two of the buildings with ample parking for continued growth. The Company believes its current facilities are sufficient to meet current and future production needs through the fiscal year ending December 31, 2014.
Item 3. LEGAL PROCEEDINGS
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations. With respect to a specific matter, a third party has asserted a claim of approximately $100,000 against the Company. Management believes that the Company has meritorious defenses with respect to this matter and that the maximum reasonably possible loss is substantially less than the amount asserted. Management believes that the ultimate resolution of this matter, including likely recoveries from insurance carriers if an unfavorable outcome occurs, will not have a material adverse effect on our results of operations or financial condition.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock has been listed on the NYSE MKT, formerly the American Stock Exchange, since March 1992 and trades under the ticker symbol HRT.
The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as quoted by the NYSE MKT.

Year Ended December 31, 2013	High	Low
1st Quarter	$2.75	$2.20
2nd Quarter	2.75	2.13
3rd Quarter	2.78	2.26
4th Quarter	4.79	2.50
Year Ended December 31, 2012
1st Quarter	$4.39	$2.80
2nd Quarter	4.34	2.60
3rd Quarter	3.14	2.12
4th Quarter	2.75	1.89
As of March 21, 2014 the number of holders of the Company's common stock is estimated to be in excess of 1,500 including beneficial and record holders of our common stock.
Dividend Policy
No dividends were declared or paid in 2013. On January 25, 2012, the Board of Directors declared a one time cash dividend of $0.03 per share.  The dividend of $84,119 was paid March 15, 2012. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future.  Inasmuch as the Company's credit facility provides that the Company shall not declare, pay or authorize any dividend, except dividends payable in stock, without prior notification of the payment of dividends, the Company does not anticipate paying a dividend in 2014.
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
Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, in addition to those contained in "Risk Factors”:

•	the Company's ability to retain customers who represent significant proportions of revenue;

•	the Company's ability to maintain the pricing model, and/or decrease the cost of sales;

•	the Company's ability to increase sales of higher margin products and services;

•
the Company's ability to manage its level of debt which makes the Company sensitive to the effects of economic downturns; the Company's level of debt and provisions of its debt agreements which could limit the Company's ability to react to changes in the economy or its industry;

•
the Company's ability to comply with the covenants contained in its credit facility. This includes as a result of events beyond its control, which could result in an event of default, which could materially and adversely affect the Company's operating results and financial condition;

•	volatility in commodity and energy prices and the Company's ability to offset higher costs with price increases;

•	continued availability of supplies or materials used in manufacturing at competitive prices;

•	variability of customer delivery requirements;

•	a stable interest rate market and/or a stable currency rate environment in the world and specifically the countries where the Company is doing or plans to do business;

•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;

•	the Company's ability to offset higher costs with price increases;

•	the Company's ability to attract and retain employees with the skills to meet the technically complex demands of US manufacturing;

•	adverse regulatory developments in the U.S. or any other country the Company plans to do business in;

•	entrance of competitive products and services in the Company's markets;

•	the Company's ability to execute plans and motivate personnel in the execution of those plans;

•	the Company's ability to protect and retain trade secrets related to the Company's manufacturing processes;

•	adverse claims relating to the Company's intellectual property;

•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;

•	other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC;

•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;

•
the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the Company's ability to efficiently integrate future acquisitions and other new lines of business that the Company may enter in the future, if any;

•
the Company's ability to maintain compliance with the NYSE MKT requirements for continued listing of our common stock in which event the Company's securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; and

•	general economic conditions.
The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.
Results of Operations
ART and its subsidiary, Micron (collectively the "Company"), is a diversified manufacturer engaged in the production and sale of silver/silver chloride coated and conductive resin sensors as well as custom thermoplastic injection molded products with a full array of design, engineering and production services and management. The Company also produces quick-turn, high volume and patient specific machined orthopedic implants. The Company also licenses customizable proprietary signal-averaged electrocardiography (SAECG) software, through its Predictor brand. RMDDxUSA Corp. and RMDDx Corporation collectively called “WirelessDx” discontinued operations in the third quarter of 2012.
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	85.8	86.5
Gross profit	14.2%	13.5%
Goodwill impairment	—	7.2
Selling and marketing	4.4	4.4
General and administrative	12.7	15.0
Research and development	1.6	2.5
Other expense	1.4	0.1
Loss before income tax provision and discontinued operations	(5.9)	(15.7)
Income tax provision (benefit)	10.6	(4.2)
Loss from continued operations	(16.5)	(11.5)
Loss from discontinued operations	(0.1)	(18.2)
Net loss	(16.6)%	(29.7)%
Net Sales
The Company's consolidated net sales for 2013 were $21,341,052, an increase of $698,482 or 3.4%, when compared to the total net sales of $20,642,570 in 2012. The increase in net sales was due to increased sales in machined orthopedic implants and custom injected molding of 122.8% and 23.4% respectively, as a result of increases in the medical, automotive, consumer products, military and law enforcement industries. These increases were partially offset by a decrease in sensor sales of 25.7% in part due to lower order volume and a 35.2% decrease in silver surcharges, due to lower volume and lower silver prices.
Cost of Sales
The Company's consolidated cost of sales was $18,308,389 (85.8% of net sales) in 2013 compared to $17,848,591 (86.5% of net sales) in 2012; an increase of $459,798 or 2.6%. The increase is largely due to increased net sales. Cost of sales for machined orthopedic implants and custom injected molding increased 82.9% and 14.8%, respectively, as a result of increased net sales in the medical, automotive, consumer products, military and law enforcement industries. Increased sales of machined orthopedic implants also resulted in increased costs for quality inspection and regulatory requirements. These increases were partially offset by a decrease in cost of sales for sensors of 20.7% due to lower order volume and related to both the cost and purchase volume of silver resulting in a decrease of 32.4% in the cost of silver surcharge billed.
Selling and Marketing
The Company's consolidated selling and marketing expenses increased to $949,815 (4.4% of net sales) in 2013 from $921,045 (4.4% of net sales) in 2012; an increase of $28,770 or 3.1%.  In 2013, sales commissions increased $105,940 due primarily to the increase in sales of machined orthopedic implants. This increase was partially offset by a decrease in salaries and wages of $55,424 because of the reallocation of headcount costs to engineering.
General and Administrative Expenses
The Company's consolidated general and administrative expenses decreased to $2,704,957 (12.7% of net sales) in 2013 as compared to $3,102,643 (15.0% of net sales) in 2012; a decrease of $397,686 or 12.8%.  The decrease was due partially to decreases in consulting and professional fees of $167,223. The decrease was also due in part to a $98,688 reduction in severance costs as a result of the 2012 impact of severance for the former Chief Executive Officer, partially offset by the 2013 severance for the former Chief Financial Officer. There were also decreases in non-cash expenses of $147,337 for depreciation and amortization, largely as a result of the Company's ERP system becoming fully depreciated in 2012, $127,460 in bad debt expense because of a reduction in the allowance for doubtful accounts due to favorable collections and a decrease in stock based compensation of $70,200. These decreases were partially offset by an increase in accounting fees and legal fees of $141,164 and $46,249, respectively.

Research and Development
The Company's consolidated research and development expenses decreased to $335,309 (1.6% of net sales) in 2013 from $510,463 (2.5% of net sales) in 2012; a decrease of $175,154, or 34.3%.  The decrease is the result of decreased professional and consulting fees of $67,451 and decreased wages, taxes and benefits of $63,929 related to reduced headcount.
Other Income (Expense)
Other expense was $293,749 in 2013 compared to $33,200 in 2012, an increase of $260,549 primarily as a result of an increase in interest expense. Interest expense was $319,395 in 2013 compared to $23,881 in 2012, an increase of $295,514.  The increase in interest expense is primarily related to the payoff of two operating leases and two equipment notes in April 2013 as part of refinancing with the new bank facility. The payoff of these four items included amounts representing the outstanding interest that would have been paid on these leases and notes if they had been held and paid to maturity with the originating bank.
Income Tax Provision (Benefit)
The Company’s combined federal and state effective income tax rate from continuing operations was (178.7)% and 27.2% in 2013 and 2012, respectively.  The effective rate in 2013 includes the impact of a deferred tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s deferred tax assets. The effective rate in 2012 includes a permanent tax adjustment for the book impairment of goodwill attributed to continuing operations. Excluding this one-time impairment charge, the Company's 2012 effective tax rate would have been 39.8%.
In the second quarter of 2013, a triggering event occurred requiring the Company to evaluate the realizability of its deferred tax assets. Management evaluated and weighed all available evidence, both positive and negative, and determined that a full valuation allowance was required.
Loss from Discontinued Operations
At a special meeting of the Board of Directors (the "Board") held on July 13, 2012, the Board authorized the Company's management to consider strategic alternatives, on the most favorable terms it can obtain, for all or some portion of the assets of the WirelessDx subsidiaries. On September 4, 2012, the Board, on the recommendation of management, authorized the discontinuance of operations and disposition of the assets of WirelessDx.
Net revenues from discontinued operations for the years ended December 31, 2013 and 2012 were $0 and $372,955, respectively. Net loss from discontinued operations for the years ended December 31, 2013 and 2012 were $19,194 and $3,760,827, respectively, presented net of tax of $0 and a tax benefit of $1,814,223 respectively.
At December 31, 2013 and December 31, 2012, the Company has a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash at December 31, 2013 as compared to a $1.0 million letter of credit at December 31, 2012. In April 2013, as part of a new bank facility, this letter of credit was replaced with $1.0 million in restricted cash. At both December 31, 2013 and December 31, 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
Goodwill Impairment
Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The Company's annual goodwill impairment test is conducted at December 31. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value and management performed an impairment analysis as of September 30, 2012. As a result of this analysis, the Company determined that the full value of its goodwill was impaired and recorded the impairment charge of $1,479,727 in the third quarter of 2012.
Long-Lived Assets
In the third quarter of 2012, the Company experienced a triggering event as a result of the goodwill impairment as described above and recorded an impairment charge of $33,192 in relation to certain patents deemed to be impaired. In 2013, no impairment charges were recorded.
Loss Per Share
The basic and diluted loss per share is $1.31 in 2013 as compared to $2.22 in 2012, a decrease in loss per share of $0.91 per share.  The reduction in total loss per share is due to the impact of the 2012 loss from discontinued operations of $3.8 million, and impact of the 2012 charge for goodwill impairment of $1.5 million. The reduction in loss per share was also due in part to an improvement in operating expenses as a percentage of sales to 18.7% in 2013 from 22.0% in 2012. These improvements were partially offset by the impact of the valuation allowance of $2.3 million on the Company's deferred tax assets in the second quarter of 2013.

Off-Balance Sheet Arrangements
At the beginning of 2013, the Company was leasing certain equipment under non-cancelable operating lease arrangements.  In March 2013 all such operating leases were paid in full and closed as part of the new credit facility. Lease expense under all operating leases was approximately $50,781 and $207,591 for the periods ended December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
Working capital was $3,479,852 as of December 31, 2013 as compared to $1,141,825 as of the same date in 2012.  Net cash used in operating activities of continuing operations was $212,163 in 2013, as compared to net cash provided by operating activities of continuing operations of $687,842 in 2012.
Cash on hand was $749,766 and $477,708 at December 31, 2013, and 2012, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories were $2,335,291 at December 31, 2013 as compared to $2,415,104 as of the same date in 2012, a decrease of $79,813.  This decrease was due in part to improved inventory management.
Capital equipment expenditures were $1,610,152 in 2013 as compared to $1,294,802 in 2012.  In 2013, capital expenditures for machinery and equipment for orthopedic machining totaled $1,390,863 as compared to $926,250 in 2012. In 2012, under a Federal program, the Company received payment for a grant of $318,627 for the installation of solar energy panels which took place in 2011.
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
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  This revolver replaced the previous $3.0 million demand line of credit which was scheduled to expire April 30, 2013. Advances bear interest at the prime rate published by the Wall Street Journal (the "Prime Rate") plus one quarter of one percent with interest payable monthly. The interest rate on the revolver at December 31, 2013 was 3.50% and the outstanding principal balance was $2,774,495. This revolver has a maturity date of June 30, 2015.
The commercial term loan from the bank facility was used to refinance existing equipment notes, operating leases, and to fund other current liabilities of continuing operations. The term loan has a five year term with a maturity date of March 29, 2018. The term loan provides for payments of principal and interest in sixty monthly installments with a maturity date of March 29, 2018 and a prepayment fee of between 3% and 1%. The unpaid principal balance bears interest at a fixed rate of 4.25% per annum. At December 31, 2013, the outstanding amount remaining on the term loan was $1,293,378.
The equipment line of credit allows for advances on the equipment line that shall not exceed 80% of the invoice amount of the equipment being purchased. The term of the equipment line of credit is six years, maturing on March 29, 2019, inclusive of a one year maximum draw period during which payments are interest only. The outstanding principal balance bears interest at the Prime Rate plus one quarter of one percent (the "Base Rate") until the earlier of March 29, 2014 or the date all advances equal $1 million ("the Conversion Date") when it will convert to a five year term loan. The term loan will require monthly payments of principal and interest at a fixed rate equal to the greater of 4.25% or the federal home loan bank’s 5-year amortizing rate as of the date of the conversion. Interest is payable monthly until the Conversion date and thereafter principal and interest are payable until the maturity date. The interest rate at December 31, 2013 was 3.50% and the outstanding principal balance was $624,094.
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
During 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The outstanding balance of these equipment notes at December 31, 2013 was $222,091. The term of these equipment notes is five years.
On December 19, 2013 the Company completed a private offering in which the Company sold an aggregate of $500,000 in Subordinated Promissory Notes (the "Notes"). The Notes bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum from the date of issuance until the second anniversary thereof and, following the second anniversary, bear interest at a simple annual interest rate of 12% per annum and until the interest and principal thereunder is repaid. The Notes mature on December 19, 2016 and are pre-payable by the Company at any time following the first anniversary thereof without penalty. The Notes are subordinated to all indebtedness of the Company pursuant to its March 2013 multi-year credit facility with a Massachusetts based bank.

For every $50,000 in principal amount of Note, each investor received a Warrant to purchase 10,000 shares of common stock (collectively, the “Warrants”). The Warrants are exercisable during the period commencing six months after issuance and for three years from issuance, at an exercise price equal to $3.51 per share, namely, the closing market price of the Company’s common stock on the day prior to the closing date of the offering.
In 2012, a $3,000,000 demand line of credit was available.  The agreement provided for borrowings up to 80% of eligible accounts receivable plus 50% of finished goods inventories.  This facility did not carry an annual borrowing base charge.  There was no outstanding borrowing on this line of credit as of December 31, 2013 versus $800,000 at December 31, 2012.  This line of credit was paid off as part of the refinancing with the new credit facility in April 2013.
This lease line was amended in 2012 to accommodate a credit limit increase to $2,000,000, and enable the flexibility of either an operating or capital lease. Production equipment for approximately $523,269 was acquired by Micron using this lease line in the first quarter of 2012. In the second quarter of 2012, an additional $888,269 of equipment was acquired to support WirelessDx. These leases were paid off and closed on April 1, 2013 with the term loan from the new bank facility.
Also, secured by this credit line, the Company had a $1,000,000 letter of credit for a performance guarantee associated with the discontinued operations as of December 31, 2012. The letter of credit was replaced with $1,000,000 in restricted cash, in April 2013, as part of the new bank facility. At both December 31, 2013 and 2012, the performance guarantee liability is carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
No dividends were declared or paid in 2013. On January 25, 2012, the Board of Directors declared a one-time cash dividend of $0.03 per share.  The dividend of $84,119 was paid March 15, 2012.
The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay the next twelve months of debt obligations. The Company expects improvements in sales within new and existing channels to continue as a result of the Company's prior and future investments in capital equipment and human resources. The Company expects to meet its goals in these areas, realize returns on its capital investments and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so.
Summary of Changes in Cash Position
As of December 31, 2013, the Company had cash on hand related to continuing operations of $749,766, an increase of $272,058 from December 31, 2012. Net cash used in operating activities totaled $489,528. Net cash used in operating activities of continuing operations was $212,163, while net cash used in operating activities of discontinued operations was $277,365. Net cash used in investing activities was $1,351,089 comprised of net cash used in continuing operations of $1,599,081 offset by net cash provided by discontinued operations of $247,992. Net cash provided by financing activities was $2,083,302, all from continuing operations.
As of December 31, 2012, the Company had cash on hand related to continuing operations of $477,708, a decrease of $777,543 from December 31, 2011. Net cash provided by operating activities of continuing operations was $687,842, offset in part by net cash used in operating activities of discontinued operations of $1,796,143. Net cash used in investing activities was $1,238,782 comprised of net cash used in investing activities of continuing operations of $772,552 and net cash used in investing activities of discontinued operations of $466,230. Net cash provided by financing activities was $1,497,450, all from continuing operations.
Operating Cash Flows
Net cash used in operating activities was $489,528 consisting of net cash used in continuing operations of $212,163 and net cash used in discontinued operations of $277,365. Net cash used in operating activities from continuing operations was due to the net loss from continuing operations of $3,538,330, as well as an increase in trade accounts receivable of $545,034 due to strong fourth quarter sales and a decrease in trade payables of $281,747. These items were partially offset by non-cash add-backs for deferred taxes of $2,267,969 and depreciation and amortization of $1,444,005.
Investing Cash Flows
Net cash used in investing activities was $1,351,089 consisting of net cash used in continuing operations of $1,599,081 and net cash provided by discontinued operations of $247,992. Net cash used in investing activities from continuing operations was primarily due to capital expenditures of $1,610,152, primarily related to machinery and equipment for orthopedic machining of $1,390,863.
Financing Cash Flows
Net cash provided by financing activities was $2,083,302. Net cash provided by financing activities of continuing operations is due primarily to funds received as a result of the Company entering into a new multi-year credit facility in March 2013.

Net cash provided by the Company's new revolver and term loan were $2,774,495 and $1,500,000, respectively. The proceeds from the revolver and term loan were used to pay off equipment notes, operating leases, and the demand line of credit and to fund restricted cash to replace the letter of credit with the Company's previous bank. Additionally, cash was provided by draws on the equipment line of credit of $624,094 to purchase machinery and equipment and $500,000 from subordinated promissory notes.
Cash used in financing activities included payments on term notes of $1,515,287, inclusive of the payoffs of equipment notes of $1,308,665 by the revolver and term loan mentioned above. Additionally, $1,000,000 was used to fund restricted cash to replace the previous letter of credit and $800,000 was used to pay off the demand line of credit.
Inflation
The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations. However, there has been considerable volatility in both energy and mineral prices, particularly the cost of silver.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported.  Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements.  Some of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
Management believes that the following are critical accounting policies:
     Revenue Recognition
Revenue for product sales is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services ("tooling") and production units. The Company has determined that certain tooling arrangements, and the related production units, represent one unit of accounting, based on an assessment of the respective standalone value. When the Company determines that an arrangement represents one unit of accounting, the revenue is deferred over the estimated product life-cycle, based upon historical knowledge of the customer, which is generally three years. The Company carries prepaid tooling costs associated with the related arrangement as other assets on the Company's balance sheet. These costs are amortized to expense at the same time as the deferred revenue is amortized into revenue.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent amounts invoiced by the Company. Management maintains allowance for doubtful accounts based on information obtained regarding individual accounts and historical experience. Amounts deemed uncollectible are written off against the allowance for doubtful accounts.  Bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.
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
Deferred Tax Assets
The Company assesses the realization of its deferred tax assets based upon a more likely than not criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  The Company recognizes the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position. After management's analysis of whether the realization of the deferred income tax assets is more likely than not, management concluded that a full valuation allowance was necessary for continuing operations and recorded a full valuation allowance of $2,267,969 in the second quarter of 2013. For the year ended December 31, 2012, management recorded full valuation allowances of $470,900, for its discontinued operations.
Asset Impairment – Goodwill and other intangibles
Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The Company's annual goodwill impairment test is conducted at December 31. During the third quarter of 2012, due to a decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value and management performed an impairment analysis as of September 30, 2012. As a result of this analysis, the Company determined that the full value of its goodwill was impaired and recorded the impairment charge of $1,479,727 in the third quarter of 2012.
Asset Impairment – Long-Lived Assets
In the third quarter of 2012, the Company experienced a triggering event as a result of the goodwill impairment as described above and recorded an impairment charge of $33,192 in relation to certain patents deemed to be impaired. In 2013, no impairment charges were recorded.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item may be found on pages F-1 through F-19 of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Changes in Registrant's Certifying Accountant

Previous independent registered public accounting firm
In October 2013, the Audit Committee of the Board of Directors of the Company notified Grant Thornton LLP ("Grant") that it was dismissing Grant as its independent registered public accounting firm.
The reports of Grant on the financial statements of the Registrant for the years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
During the fiscal years ended December 31, 2012 and 2011 and through October 15, 2013, there have been no:
(i) disagreements with Grant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or
(ii) “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.
New independent registered public accounting firm
In October 2013, the Audit Committee of the Board of Directors of the Company engaged Wolf & Company, P.C. (“Wolf”) as the Company's independent registered public accountant. In deciding to select Wolf, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Wolf and concluded that Wolf has no commercial relationship with the Company that would impair its independence for the fiscal year ended December 31, 2013. During the Registrant's two most recent fiscal years and the subsequent interim period through October 15, 2013, the Registrant did not consult Wolf with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).
Item 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report the Company's management, with the participation of the Company's principal executive officer and principal financial officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluations, the Certifying Officers have concluded that as of December 31, 2013, the Company's disclosure controls and procedures were effective.
As described below under “Management's Report on Internal Control over Financial Reporting”, the Certifying Officers determined that there were material weaknesses in the internal control over financial reporting as of December 31, 2012, related to the preparation of the Company's financial statements and Annual Report included in the 2012 Form 10-K, the accounting for certain multiple-element revenue arrangements and segregation of duties as it relates to senior financial management's ability to post journal entries. Based on these evaluations, the Certifying Officers have concluded that as of December 31, 2012, the Company's disclosure controls and procedures were not effective.
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
The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting were effective as of December 31, 2013.
At December 31, 2012, the Company, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of the Company's internal control over financial reporting and concluded that the Company's internal control over financial reporting were not effective as of December 31, 2012. Specifically, management determined that the Company's internal controls as of December 31, 2012 were deficient in that the Company did not adequately allocate proper and sufficient amount of resources to ensure that the necessary internal controls were implemented and followed, specifically as it related to: (i) the preparation of the Company's financial statements and Annual Report included in the Form 10-K; (ii) the accounting for certain multiple-element revenue arrangements; and (iii) segregation of duties as it related to senior financial management's ability to post journal entries.
Management discussed its conclusions for the period ended December 31, 2012, regarding the deficiencies in internal control over financial reporting, with the Audit Committee and with the Company's independent registered public accounting firm and addressed these material weaknesses in 2013.
In 2013, management executed upon its remediation plan to address these material weakness. Additional controls were implemented as it relates to (i) reporting, including process control and appropriate reviews of financial reporting; (ii) all tooling arrangements are reviewed to ensure appropriate revenue treatment; and (iii) systems access controls and procedures have been implemented and senior financial management's ability to make journal entries has been eliminated.
Item 9B. OTHER INFORMATION
     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) We have filed the following documents as part of this report:
1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm for Prior Year
Consolidated Financial Statements:
Balance sheets
Statements of operations
Statements of changes in shareholders' equity
Statements of cash flows
Notes to consolidated financial statements
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
3. Exhibits
The Company hereby furnishes the exhibits listed on the attached exhibit index.  Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1580, Washington, D.C. 20549.  Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at “http://www.sec.gov”.  The Company maintains a web site that contains reports, proxy and information statements and other information electronically at the address “http://www.arthrt.com”.  Information on our website is not a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:    /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.,
President and Chief Executive Officer
March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Salvatore Emma, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014
Salvatore Emma, Jr.

/s/ Derek T. Welch	Corporate Controller (Principal Financial and Accounting Officer)	March 21, 2014
Derek T. Welch

/s/ E. P. Marinos	Chairman of the Board	March 21, 2014
E. P. Marinos

/s/ Jason R. Chambers	Director	March 21, 2014
Jason R. Chambers

/s/ Paul F. Walter	Director	March 21, 2014
Paul F. Walter, MD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.48	Separation Agreement between James E. Rouse and the Company dated October 25, 2012.	(f)
10.49	Interim Agreement between Michael S. Gunter and the Company dated October 29, 2012.	(f)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(g)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.	(g)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013.	(g)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.	(g)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated June 7, 2013, effective January 1, 2007.	(h)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison dated September 12, 2013.	(i)
16.1	Letter from Grant Thornton LLP	(j)
21.0	Subsidiaries	(k)
23.1	Consent of Grant Thornton LLP	X-3
23.2	Consent of Wolf & Company, P.C.	X-4
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-6
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-8
* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(a) Incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 1, 2011.
(c) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission on March 29, 2002.
(d) Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 6, 2010, Registration Statement No. 333-166600.
(e) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013.
(f) Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 2012, as filed with the Commission on May 31, 2013.
(g) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on July 1, 2013.
(h) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on October 8, 2013.

(i) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 19, 2013.
(j) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on October 18, 2013.
(k) Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission in March 2011.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheet of Arrhythmia Research Technology, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2013, and the related consolidated statement of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012, and for the year then ended were audited by other auditors whose report, dated May 30, 2013, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 21, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheet of Arrhythmia Research Technology, Inc. (a Delaware corporation) and its subsidiaries (collectively the "Company") as of December 31, 2012, and the related consolidated statement of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
May 30, 2013

Arrhythmia Research Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,	2013	2012
Assets
Current assets:
Cash and cash equivalents	$749,766	$477,708
Restricted cash	1,000,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 and $117,098, at December 31, 2013 and 2012, respectively	3,803,853	3,181,721
Inventories, net	2,335,291	2,415,104
Deferred income taxes, current portion	—	199,432
Prepaid taxes	—	194,912
Prepaid expenses and other current assets	513,197	574,999
Assets from discontinued operations, current	1,509	34,301
Total current assets	8,403,616	7,078,177
Property, plant and equipment, net	7,579,556	7,158,512
Intangible assets, net	184,517	156,091
Deferred tax assets, non-current portion	—	2,068,538
Other assets	185,595	214,596
Assets from discontinued operations, non-current	—	284,300
Total assets	$16,353,284	$16,960,214

Liabilities and Shareholders’ Equity
Current liabilities:
Demand line of credit	$—	$800,000
Equipment line of credit, current portion	85,387	—
Term notes payable, current portion	335,760	267,043
Accounts payable	2,156,031	2,437,778
Accrued expenses	436,775	393,913
Customer deposits	341,465	121,779
Deferred revenue, current	248,559	315,268
Performance guarantee liability	1,000,000	1,000,000
Liabilities from discontinued operations, current	319,787	600,571
Total current liabilities	4,923,764	5,936,352
Long-term liabilities:
Revolving line of credit	2,774,495	—
Equipment line of credit, non-current portion	538,707	—
Term notes payable, non-current portion	1,179,709	991,213
Subordinated promissory notes	417,769	—
Deferred revenue, non-current	172,316	326,982
Deferred gain on lease	—	8,934
Total long-term liabilities	5,082,996	1,327,129
Total liabilities	10,006,760	7,263,481

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,722,239 and 2,704,239 outstanding at December 31, 2013 and 2012, respectively	39,265	39,265
Additional paid-in-capital	11,236,236	11,110,575
Treasury stock at cost, 1,204,252 and 1,222,252 shares at December 31, 2013 and 2012, respectively	(3,272,808)	(3,335,268)
Accumulated other comprehensive income	42,502	42,502
(Accumulated deficit) retained earnings	(1,698,671)	1,839,659
Total shareholders’ equity	6,346,524	9,696,733
Total liabilities and shareholders’ equity	$16,353,284	$16,960,214
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.
and Subsidiaries
Consolidated Statements of Operations

Years ended December 31,	2013	2012
Net sales	$21,341,052	$20,642,570
Cost of sales	18,308,389	17,848,591
Gross profit	3,032,663	2,793,979

Selling and marketing	949,815	921,045
General and administrative	2,704,957	3,102,643
Research and development	335,309	510,463
Goodwill impairment	—	1,479,727
Total operating expenses	3,990,081	6,013,878

Loss from continuing operations	(957,418)	(3,219,899)
Other income (expense):
Interest expense	(319,395)	(23,881)
Other income (expense)	25,646	(9,319)
Total other expense, net	(293,749)	(33,200)
Loss from continuing operations before income taxes	(1,251,167)	(3,253,099)
Income tax provision (benefit)	2,267,969	(875,992)
Net loss from continuing operations	(3,519,136)	(2,377,107)
Discontinued Operations:
Loss from discontinued operations, net of tax benefit of $0 and $1,814,223 in 2013 and 2012, respectively	(19,194)	(3,760,827)
Net loss	$(3,538,330)	$(6,137,934)

Loss per share - basic and diluted
Continuing operations	$(1.30)	$(0.86)
Discontinued operations	(0.01)	(1.36)
Loss per share - basic and diluted	$(1.31)	$(2.22)
Weighted average common shares outstanding - basic and diluted	2,705,373	2,775,428
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc.
and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)
	Shares	Amount		Shares	Amount			Total
December 31, 2011	3,926,491	$39,265	$10,762,338	1,135,977	$(3,099,842)	$42,502	$8,061,712	$15,805,975
Share-based compensation			112,811					112,811
Escrow released related to contingent consideration			235,426	86,275	(235,426)			—
Cash dividends							(84,119)	(84,119)
Net loss							(6,137,934)	(6,137,934)
December 31, 2012	3,926,491	39,265	11,110,575	1,222,252	(3,335,268)	42,502	1,839,659	9,696,733
Share-based compensation - options			42,611					42,611
Issuance of common stock from treasury				(18,000)	62,460			62,460
Issuance of warrants			83,050					83,050
Net loss							(3,538,330)	(3,538,330)
December 31, 2013	3,926,491	$39,265	$11,236,236	1,204,252	$(3,272,808)	$42,502	$(1,698,671)	$6,346,524

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

Years ended December 31,	2013	2012
Cash flows from operating activities:
Net loss	$(3,538,330)	$(6,137,934)
Loss from discontinued operations	19,194	3,760,827
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	(4,780)	—
Amortization of deferred gain on lease	(8,934)	(4,467)
Goodwill impairment	—	1,479,727
Loss on impairment of patents and trademarks	—	33,192
Depreciation and amortization	1,444,005	1,419,226
Non-cash interest expense	819	—
Change in allowance for doubtful accounts	(77,098)	58,602
Deferred income taxes	2,267,969	(2,684,000)
Share-based compensation expense	105,071	112,811
Changes in operating assets and liabilities:
Accounts receivable	(545,034)	220,046
Inventories	79,813	852,378
Deposits, prepaid expenses and other assets	256,714	45,027
Other non-current assets	29,001	(126,618)
Accounts payable	(281,747)	309,329
Accrued expenses and other current liabilities	195,840	1,158,789
Other non-current liabilities	(154,666)	190,907
Net cash (used in) provided by operating activities of continuing operations	(212,163)	687,842
Net cash used in operating activities of discontinued operations	(277,365)	(1,796,143)
Net cash used in operating activities	(489,528)	(1,108,301)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,610,152)	(1,294,802)
Proceeds from sale of property, plant and equipment	44,337	306,285
Cash received from federal grant	—	318,627
Cash paid for patents and trademarks	(33,266)	(102,662)
Net cash used in investing activities from continuing operations	(1,599,081)	(772,552)
Net cash provided by (used in) investing activities from discontinued operations	247,992	(466,230)
Net cash used in investing activities	(1,351,089)	(1,238,782)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	2,774,495	—
Proceeds from (payments on) demand line of credit, net	(800,000)	800,000
Proceeds from equipment line of credit	624,094	—
Proceeds from term notes payable	1,500,000	935,232
Payments on term notes payable	(1,515,287)	(153,663)
Proceeds from subordinated promissory notes	500,000	—
Cash dividends paid	—	(84,119)
Restricted cash	(1,000,000)	—
Net cash provided by financing activities from continuing operations	2,083,302	1,497,450
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by financing activities	2,083,302	1,497,450

Net increase (decrease) in cash and cash equivalents	242,685	(849,633)
Cash and cash equivalents, beginning of year	508,590	1,358,223
Cash and cash equivalents, end of year	751,275	508,590
Less: cash and cash equivalents of discontinued operations at end of year	1,509	30,882
Cash and cash equivalents of continuing operations at end of year	$749,766	$477,708
See accompanying notes to consolidated financial statements.

Supplemental Cash Flow Information	2013	2012
Cash paid for interest	$301,621	$8,984
Cash received from tax refunds	$198,791	$—
Non-cash activities:
Acquisition of equipment with equipment notes	$272,500	$476,687
Issuance of warrants	$83,050	$—

Non-cash activity related to discontinued operations:
Impairment of fixed assets	$—	$1,063,321
Patent impairment	$—	$56,912

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.	Description of Business
Arrhythmia Research Technology, Inc., (“ART”), through its wholly-owned subsidiary, Micron Products, Inc. ("Micron", and collectively with ART, the "Company") manufactures components, devices and equipment for medical, military, law enforcement, industrial and automotive applications. The Company also licenses customizable proprietary signal-averaged electrocardiography software through its Predictor brand. The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in the third quarter of 2012.
ART was founded in 1986 and completed an initial public offering in 1988 and its shares were listed on the American Stock Exchange (now the NYSE MKT), in 1992. Its stock trades under the symbol HRT. The Company has grown organically and through acquisitions. Today, the Company has diversified manufacturing capabilities with the capacity to participate in full product life cycle activities from early stage development and engineering and prototyping to full scale manufacturing as well as packaging and product fulfillment services. The Company competes globally, with nearly of its revenue derived from exports.
Operating matters and liquidity
The Company has experienced net operating losses in 2013 and 2012. The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months. The Company expects improvements in sales within new and existing channels to continue as a result of the Company's prior and future investments in marketing, capital equipment and human resources. The Company expects to meet its goals in these areas, realize returns on its capital investments and generate the additional cash needed to fund operations into 2014 and beyond; however, there can be no assurance that the Company will be able to do so.
2.    Accounting Policies
Principles of consolidation
The consolidated financial statements (the "financial statements") include the accounts of ART, Micron and WirelessDx. WirelessDx is presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
Revenue for product sales is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services ("tooling") and production units. The Company has determined that certain tooling arrangements, and the related production units, represent one unit of accounting, based on an assessment of the respective standalone value. When the Company determines that an arrangement represents one unit of accounting, the revenue is deferred over the estimated product life-cycle, based upon historical knowledge of the customer, which is generally three years. The Company carries prepaid tooling costs associated with the related arrangement as other assets on the Company's balance sheet. These costs are amortized to expense at the same time as the deferred revenue is amortized into revenue.
The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner due to the nature of these molds and associated products. Therefore, the Company is unable to account for the transactions under the Units of Production method and management has determined the most appropriate amortization method to be the Straight-Line method.
Revenue for software license sales is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenues.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Fair value of financial instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the immediate or short-term nature of such instruments. The carrying value of debt approximates fair value since it provides for market terms and interest rates.
Concentration of credit risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable and cash and cash equivalents.
Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical, military and law enforcement product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against significant credit risk.
During the year ended December 31, 2013, the Company had sales to two customers constituting 16% and 15% of total 2013 net sales. Accounts receivable from these two customers at December 31, 2013 were 16% and 10% of the total accounts receivable balance at year end. During the year ended December 31, 2012, the Company had sales to one customer constituting 28% of total 2012 sales. Accounts receivable from this customer at December 31, 2012 was 19% of the total accounts receivable balance at year end. The loss of any one of these customers could have a significant adverse effect on the Company's financial results.
Sales to the top three customers accounted for 39% of total sales in 2013 compared to 45% of total sales in 2012. The decrease in the top three customers as a percentage of total sales is due to a decrease in sensor sales from the Company’s largest customer due in part to decreased volume and the customer moving to a part with less silver. The decrease from the largest customer was partially offset by increased sales of machined implants from the Company’s second largest customer,
It is the Company’s policy to place its cash in high quality financial institutions. The Company does not believe significant credit risk exists above federally insured limits with respect to these institutions.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions with maturities of three months or less at the time of purchase.
Restricted cash
Restricted cash consists of cash on deposit at the Bank of Nova Scotia in lieu of a letter of credit associated with a performance guarantee liability (see Note 11).
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent amounts invoiced by the Company. Management maintains an allowance for doubtful accounts based on information obtained regarding individual accounts and historical experience. Amounts deemed uncollectible are written off against the allowance for doubtful accounts.  Bad debts have not had a significant impact on the Company’s financial position, results of operations and cash flows.
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
Goodwill
Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The Company's annual goodwill impairment test is conducted at December 31, however during the third quarter of 2012, due to a

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

decline in the market price of the Company's stock, the market capitalization of the Company was below the carrying value and management performed an impairment analysis as of September 30, 2012. Based on the analysis, management determined that the fair value of the reporting unit, in this case, the entire Company, was below the carrying value as of September 30, 2012. The Step 1 analysis was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the fair value of its reporting unit. The income approach requires management to estimate a number of factors which are considered Level 3 inputs, including projected future operating results, economic projections, anticipated future cash flows and discount rates. As part of its valuation to determine the total impairment charge, the Company is also required to perform a Step 2 analysis which includes estimating the fair value of significant tangible and intangible long-lived assets.
As a result, the Company determined that the full value of its goodwill was impaired and recorded the impairment charge of $1,479,727 in the third quarter of 2012.
Long-lived and intangible assets
The Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  In 2012, the Company experienced a triggering event as a result of the goodwill impairment as described above and recorded an impairment charge of $33,192 in relation to certain patents also deemed to be impaired. In 2013, no impairment charges were recorded. Intangible assets consist of the following:

		December 31, 2013			December 31, 2012
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	12	$476,390	$(454,566)	$21,824	$480,750	$(456,361)	$24,389
Patents and Trademarks pending	—	143,968		143,968	110,702	—	110,702
Trade names	8	33,250	(14,525)	18,725	33,250	(12,250)	21,000
Total Intangible assets		$653,608	$(469,091)	$184,517	$624,702	$(468,611)	$156,091
Amortization expense related to intangible assets was $4,840 and $5,088 in 2013 and 2012, respectively. Estimated future annual amortization expense for currently amortizing intangible assets is expected to approximate $5,000.
Income taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.
The Company files income tax returns in the U.S. Federal jurisdiction, Canadian jurisdiction and various state jurisdictions. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” to be upheld under regulatory review. The resulting tax impact of these tax positions, if any, are recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor have they recognized any interest or penalties related to unrecognized tax positions. Generally, the Company is no longer subject to federal and state tax examinations by tax authorities for years before fiscal years ending December 31, 2010.
Share-based compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the share-based grant).
Comprehensive income (loss)
The Company has accumulated other comprehensive income of $42,502 from changes in currency valuations with our Canadian operations as of December 31, 2013 and 2012. In the years ended December 31, 2013 and 2012, comprehensive loss equaled net loss and there were no changes in accumulated other comprehensive income.
(Loss) earnings per share data

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversions of those potential shares.
As of December 31, 2013 there were options to purchase 256,500 shares and warrants to purchase 100,000 shares outstanding that were anti-dilutive. As of December 31, 2012 there were options to purchase 285,000 options outstanding that were anti-dilutive. Therefore, these options or warrants were not included in the calculation of earnings (loss) per share.
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
Reclassification of prior period balances
Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

3.	Inventories, net
Inventories consist of the following:

December 31,	2013	2012
Raw materials	$947,765	$521,908
Work-in-process	266,431	248,159
Finished goods	1,121,095	1,645,037
Total	$2,335,291	$2,415,104
The cost of silver in our inventory as raw materials, in work-in-process or as a plated surface on finished goods had an estimated cost of $382,332 and $541,804 in 2013 and 2012, respectively.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

December 31,	Asset Lives (in years)			2013	2012
Machinery and equipment	3	to	15	$13,734,528	$12,298,011
Building and improvements		20		4,303,156	4,293,725
Vehicles	3	to	5	94,227	94,227
Furniture, fixtures, computers and software	3	to	5	1,317,189	1,246,807
Land				202,492	202,492
Construction in progress				177,473	103,269
Total property, plant and equipment				19,829,065	18,238,531
Less: accumulated depreciation				(12,249,509)	(11,080,019)
Property, plant and equipment, net				$7,579,556	$7,158,512
For the year ended December 31, 2013, the Company recorded $1,439,165 of depreciation expense compared to $1,412,170 for the year ended December 31, 2012.

5.	Debt
Bank debt
2012
The Company had a demand line of credit with a bank that provided for borrowings based on eligible accounts receivable and inventories. Interest on the demand line of credit was LIBOR plus 2.0%. The balance outstanding on the demand line of credit at December 31, 2012 was $800,000. This line of credit was paid off and closed in April 2013 as part of a new bank facility.
The Company also had a master lease agreement with the bank that allowed for money to be drawn on standard terms for the purchase of equipment. During the twelve months ended December 31, 2012, two equipment notes were entered into under this master lease agreement. In the first quarter of 2012, Micron entered into an equipment note for $523,269. This equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $262,960, with the remaining $260,309 paid by the bank directly to the equipment vendors making total principal amount of the note entered into $523,269. The cash payout is part of the proceeds from term notes payable on the statement of cash flows. The remaining amount of $260,309 was a non-cash event and is disclosed in the supplemental cash flow schedule. At December 31, 2012, the outstanding balance of this equipment note was $450,758. In the second quarter of 2012, WirelessDx, under this master lease agreement, entered an equipment note for $888,649. This equipment note was structured in such a way that the Company received a cash payout for amounts already paid to vendors of $672,272. The remaining $216,378 was paid by the bank directly to the equipment vendors making total principal amount of the equipment note entered into $888,649. The cash payout is part of the proceeds from term notes payable on the statement of cash flows. The remaining amount of $216,378 was a non-cash event and is disclosed in the supplemental cash flow schedule. This WirelessDx equipment note was guaranteed by ART, therefore, all amounts associated with this note are reflected as part of continuing operations on the balance sheet and statement of cash flows. At December 31, 2012, the outstanding balance of this term note payable was $807,498. The equipment notes under this master lease agreement were paid off in April 2013 as part of a new bank facility.
2013
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The credit facility includes a revolving line of credit (the "revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property. The new credit facility was used to pay off the above noted demand line of credit and term notes.
Revolver
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at December 31, 2013). The revolver has a maturity date of June 2015. The outstanding balance on the revolver at December 31, 2013 is $2,774,495.
Commercial term loan
    The commercial term loan from the bank was used to pay off existing debt and to fund other current liabilities of continuing operations. At December 31, 2013, the outstanding amount remaining on the term loan is $1,293,378. The term loan has a five year term with a maturity date of March 2018. The interest rate on the loan is a fixed 4.25% per annum.
Equipment line of credit
The equipment line of credit allows for advances on the equipment line that shall not exceed 80% of the invoice amount of the equipment being purchased. The equipment line of credit requires interest only payments based on the bank’s prime rate plus 0.25% (3.50% at December 31, 2013). The balance outstanding on the equipment line of credit at December 31, 2013 is $624,094. The equipment line of credit converts to a five-year term loan upon the earlier of March 2014 or when the $1.0 million line is fully drawn upon. The term loan will require monthly payments of principal and interest at a fixed rate equal to the greater of 4.25% or the federal home loan bank’s 5-year amortizing rate as of the date of the conversion. The equipment line of credit is included in the balance sheet as current and non-current based on the estimated amortization upon conversion.
Bank covenants
The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.
Other debt
Equipment term notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest over the term of five years. The outstanding balance of these equipment notes at December 31, 2013 was $222,091.
Subordinated promissory notes
In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and require quarterly interest-only payments at a rate of 10% per annum. On the second anniversary following issuance, the interest rate increases to 12% per annum. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to its March 2013 multi-year bank credit facility.
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock (see Note 9). In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis. As a result, the Company allocated $416,950 to the notes and $83,050 to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. In the year ended December 31, 2013, the Company recorded $819 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $82,231 at December 31, 2013.
Future maturities of debt for the years ending December 31, are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Revolver	$—	2,774,495	$—	$—	$—	$—	$2,774,495
Term debt and equipment notes	335,760	350,424	365,899	382,001	81,385	—	$1,515,469
Equipment line of credit	85,387	118,159	123,280	128,623	134,197	34,448	$624,094
Subordinated promissory notes	—	—	500,000	—	—	—	$500,000
Total	$421,147	$3,243,078	$989,179	$510,624	$215,582	$34,448	$5,414,058

6.	Income Taxes
The income tax provision (benefit) consists of the following:

Years Ended December 31,	2013	2012
Current:
Federal	$—	$—
State	—	(6,717)
Total current income taxes	—	(6,717)
Deferred:
Federal	1,437,269	(319,475)
State	830,700	(549,800)
Foreign	—	—
Total deferred income taxes	2,267,969	(869,275)
Total income tax provision (benefit)	$2,267,969	$(875,992)

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The components of deferred income taxes are as follows:

Years Ended December 31,	2013	2012
Deferred income taxes:
Current deferred tax assets:
Inventories	$111,800	$89,900
Bad debt reserve	63,200	93,600
Accrued Expenses	104,900	68,900
Total current deferred tax assets	279,900	252,400
Long-term deferred tax assets:
Net operating loss carryforwards	2,696,400	2,290,400
Foreign net operating loss carryforwards	291,100	287,500
Federal and state tax credit carryforwards	431,900	298,300
Patents and intangibles	99,100	115,200
Stock compensation	89,800	81,300
Other long term	474,500	447,500
Total long-term deferred tax assets	4,082,800	3,520,200
Total deferred tax assets	4,362,700	3,772,600

Current deferred tax liabilities:
Prepaid expenses	(50,400)	(53,000)
Long-term deferred tax liabilities:
Property, plant and equipment	(934,100)	(980,800)
Total deferred tax liabilities	(984,500)	(1,033,800)
Deferred tax valuation allowance	(3,378,200)	(470,900)
Net deferred tax assets (liabilities)	$—	$2,267,900
As of June 30, 2013, the Company had recorded twelve consecutive quarters of pre-tax losses. Additionally, management's projections of future income in the face of challenging market conditions, and the impact of identified tax planning strategies, created uncertainty regarding the Company's ability to realize its deferred tax assets. Management evaluated and weighted all available evidence, both positive and negative, through June 30, 2013, and determined that the weight of negative evidence occurring in the second quarter made it difficult to form a supportable conclusion that a full valuation allowance was not needed. Factors such as projected increases in cost of sales, overall sales volumes from key customers and the continued volatility in the silver market all negatively impacted the second quarter re-forecast of pre-tax earnings and the analysis of future taxable income. Consequently, management determined that the Company could not support the realization of its deferred tax assets and identified the second quarter of 2013 as the appropriate period to record a full valuation allowance on its deferred tax assets, resulting in the recognition of a $2,267,969 tax expense. The Company assesses the need for the valuation allowance on a quarterly basis. If and when the Company determines that the valuation allowance should be reversed, the adjustment would result in a tax benefit in the consolidated statements of operations.
In 2013, the total valuation allowance for continuing operations increased $2,907,300 from 2012.
In 2012, the Company had recorded a valuation allowance against the foreign portion of its deferred tax assets of discontinued operations of $470,900, an increase of $119,000 from 2011.
For the year ended December 31, 2013, the Company has federal, state and foreign net operating loss carryforwards totaling $7,420,000, $10,471,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $188,900, respectively. The federal and state credits begin to expire in 2026 and 2014, respectively.
The Company files a consolidated federal income tax return.  The actual income tax provision differs from applying the Federal statutory income tax rate (34%) to the pre-income tax loss from continuing operations as follows:

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Years Ended December 31,	2013	2012
Tax (benefit) provision computed at statutory rate	$(425,395)	$(1,106,054)
Increases (reductions) due to:
Change in valuation allowance	2,907,300	—
State income taxes, net of federal benefit	(58,045)	(299,200)
Goodwill impairment	—	422,900
Permanent differences	12,660	20,500
Tax credits (federal and state)	(96,133)	—
Differences on prior returns (federal and state)	(64,867)	59,500
Other	(7,551)	26,362
Income tax provision (benefit)	$2,267,969	$(875,992)
7.  Employee Benefit Plans
The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2013 and 2012 were $44,488 and $43,149, respectively.
8. Commitments and Contingencies
Legal Matters
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations. With respect to a specific matter, a third party has asserted a claim of approximately $100,000 against the Company. Management believes that the Company has meritorious defenses to defend this matter and that the maximum reasonably possible loss is substantially less that the amount asserted. Management believes that the ultimate resolution of this matter, including likely recoveries from insurance carriers if an unfavorable outcome occurs, will not have a material adverse effect on our results of operations or financial condition.
Severance Agreements
In September 2013, the Company's former Chief Financial Officer resigned and the Company entered into a severance agreement with the former Chief Financial Officer. The Company accrued the full amount of the severance package in the amount of $92,061 (salary and benefits) in the third quarter of 2013. The severance agreement provides for payments through September 2014 and the balance outstanding as of December 31, 2013 is $69,673 and is included within accounts payable and accrued expenses.
9. Shareholders’ equity
Common stock
In the fourth quarter of 2013 an aggregate of 18,000 shares were issued to the three independent members of the Board of Directors of the Company pursuant to the Company's 2010 Equity Incentive Plan. The Company recorded $62,460 of non-cash compensation expense in connection with this share issuance.
In the fourth quarter of 2012, it was determined that WirelessDx did not meet certain milestones as defined in the original purchase and sale agreement. The agreement had provided for contingent consideration in the form of shares of common stock of the Company. These shares were held in escrow to either (1) be released to certain previous shareholders of WirelessDx upon achieving the milestones, or (2) be returned to the Company upon notice that the milestones had not been achieved. Once the Company determined that the milestones had not been achieved, the Company notified the escrow agent and requested the return of the shares to the Company. Management has recorded the return of the 86,275 shares into treasury stock in the amount of $235,426.
No dividends were declared or paid in 2013. On January 25, 2012, the Board of Directors declared a one time cash dividend of $0.03 per share.  The dividend of $84,119 was paid March 15, 2012.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Warrants
In connection with the subordinated promissory notes issued in December 2013 (see Note 5), the Company issued warrants to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable during the period commencing six months after issuance and for three years from issuance, at an exercise price equal to $3.51 per share, namely, the closing market price of the Company’s common stock on the day prior to the closing date of the offering. The warrants expire in December 2016.
Stock options and Share-Based Incentive Plan
In March 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares, namely, 400,000 shares of our common stock plus an aggregate of 100,000 shares previously reserved for issuance under the Company's 2005 Stock Award Plan (the “2005 Plan”). The 2010 Plan replaced in its entirety the 2005 Plan, under which no grants had been made. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The Company now has one plan providing the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation to certain eligible employees, non-employee directors, or consultants and under which an aggregate of 500,000 shares have been reserved for such grants. The options granted have either six or ten year contractual terms and either vest immediately or vest annually over a five-year term. At December 31, 2013, there were 256,500 shares outstanding and 336,500 shares available for future grants under the 2010 Plan.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Common Stock using historical periods consistent with the expected term of the options. The expected term of options granted under the Company’s equity incentive plan, all of which qualify as “plain vanilla,” is based on the average of the contractual term and the vesting period as permitted under SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free rate is based on the yield of a U.S. Treasury security with a term consistent with the option.
There were no new option grants in 2012. The assumptions used to measure the fair value of option grants in 2013 were as follows:

	2013
Expected option term		6.50
Expected volatility factor	29%	to	31%
Risk-free rate	0.36%	to	0.68%
Expected annual dividend yield		—%

The following table sets forth the stock option transactions for the year ended December 31, 2013:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	285,000	$2.44	4.8	$—
Granted	67,500	3.43	9.8	8,850
Exercised	—	—	—	—
Forfeited/expired	(96,000)	4.20	—	—
Outstanding at December 31, 2013	256,500	$5.61	5.3	—

Exercisable at December 31, 2013	120,000	$6.34	2.5	$8,850
Exercisable at December 31, 2012	138,900	$2.53	3.1	$—
For the years ended December 31, 2013 and 2012, share-based compensation expense related to stock options and the non-cash issuance of common stock amounted to $105,071 and $112,811, respectively, and is included in general and administrative expenses. As of December 31, 2013, there was $133,531 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans.  This cost is expected to be recognized over a weighted average

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

period of 1.5 years. The weighted average grant date fair value of options issued in 2013 was $1.03. There were no options granted in 2012.
10.  Industry and Geographic Segments
The Company’s Chief Operating and Decision Maker ("CODM") manages the operations and reviews the results of operations as a single reporting unit. While the Company operates its business as one segment, the Company has diversified manufacturing capabilities as evidenced by its product offerings across several industry categories supporting customers around the globe.
The following table sets forth, for the periods indicated, the consolidated revenues and percentages of revenues from continuing operations derived from the sales of the Company's products and services in certain industry segments.

	Revenues for the Years Ended December 31,
	2013	%	2012	%
Medical	$17,459,309	82	$17,453,573	84
Military and Law Enforcement	1,499,428	7	1,293,662	6
Industrial	1,382,913	6	525,069	3
Consumer Products	618,361	3	838,956	4
Other	381,041	2	531,310	3
Total	$21,341,052	100	$20,642,570	100
The following table sets forth, for the periods indicated, the consolidated revenues and percentages of revenues from continuing operations derived from the sales of all of the Company's products and services in certain geographic markets.

	Revenues for the Years Ended December 31,
	2013	%	2012	%
United States	$11,642,242	55	$8,955,831	43
Canada	3,625,470	17	5,691,931	28
Europe	1,639,986	8	1,653,171	8
Pacific Rim	2,635,619	12	1,949,558	9
Other	1,797,735	8	2,392,079	12
Total	$21,341,052	100	$20,642,570	100
11. Discontinued Operations
In July 2012, the Board of Directors authorized the Company's management to consider strategic alternatives, on the most favorable terms it can obtain, for all or some portion of the assets of the WirelessDx subsidiaries. On September 4, 2012, the Board, on the recommendation of management, authorized the discontinuance of operations and disposition of the assets of WirelessDx.
Net revenues from discontinued operations for the years ended December 31, 2013 and 2012 were $0 and $372,955, respectively. Net loss from discontinued operations for the years ended December 31, 2013 and 2012 were $19,194 and $3,760,827, respectively, presented net of tax of $0 and a tax benefit of $1,814,223, respectively.
At December 31, 2013 and 2012, the Company has a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1,000,000 of restricted cash at December 31, 2013 as compared to a $1.0 million letter of credit at December 31, 2012. In April 2013, as part of the new bank facility, this letter of credit was replaced with $1.0 million in restricted cash. At both December 31, 2013 and 2012, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART. The outcome of this liability will be determined on or before May 31, 2014.
The assets and liabilities of the discontinued operations are listed below:

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Years ended December 31,	2013	2012
Cash	$1,509	$30,882
Prepaid expenses and other assets	—	3,419
Total current assets from discontinued operations	1,509	34,301
Property and equipment, net of impairment and accumulated depreciation of $0 and $1,434,947, respectively	—	284,300
Total non-current assets from discontinued operations	—	284,300
Total assets from discontinued operations	$1,509	$318,601
Accounts payable and accrued expenses	319,787	600,571
Total current liabilities from discontinued operations	319,787	600,571
Total liabilities from discontinued operations	$319,787	$600,571