Form 10-Q
period 2014-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2014-05-09
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014 or

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

As of May 9, 2014 there were 2,722,239 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$297,248	$749,766
Restricted cash	1,000,000	1,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 at March 31, 2014 and December 31, 2013	4,046,038	3,803,853
Inventories, net	2,754,309	2,335,291
Prepaid expenses and other current assets	487,756	513,197
Assets from discontinued operations	—	1,509
Total current assets	8,585,351	8,403,616
Property, plant and equipment, net	7,593,779	7,579,556
Intangible assets, net	176,977	184,517
Other assets	172,498	185,595
Total assets	$16,528,605	$16,353,284

Liabilities and Shareholders’ Equity
Current liabilities:
Equipment line of credit, current portion	$—	$85,387
Term notes payable, current portion	474,470	335,760
Accounts payable	2,121,539	2,156,031
Accrued expenses & other current liabilities	477,715	436,775
Customer deposits	317,845	341,465
Deferred revenue, current	254,965	248,559
Performance guarantee liability	1,000,000	1,000,000
Liabilities from discontinued operations, current	320,702	319,787
Total current liabilities	4,967,236	4,923,764
Long-term liabilities:
Revolving line of credit	2,656,495	2,774,495
Equipment line of credit, non-current portion	—	538,707
Term notes payable, non-current portion	1,699,405	1,179,709
Subordinated promissory notes	424,690	417,769
Deferred revenue, non-current	166,288	172,316
Total long-term liabilities	4,946,878	5,082,996
Total liabilities	9,914,114	10,006,760

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,722,239 outstanding at March 31, 2014 and December 31, 2013	39,265	39,265
Additional paid-in-capital	11,247,486	11,236,236
Treasury stock at cost, 1,204,252 shares at March 31, 2014 and December 31, 2013	(3,272,808)	(3,272,808)
Accumulated other comprehensive income	42,502	42,502
Accumulated deficit	(1,441,954)	(1,698,671)
Total shareholders’ equity	6,614,491	6,346,524
Total liabilities and shareholders’ equity	$16,528,605	$16,353,284
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

Three months ended March 31,	2014	2013
Net sales	$6,029,843	$5,643,189
Cost of sales	4,718,557	4,691,041
Gross profit	1,311,286	952,148

Selling and marketing	291,672	240,375
General and administrative	594,631	724,130
Research and development	96,827	59,402
Total operating expenses	983,130	1,023,907

Income (loss) from continuing operations	328,156	(71,759)
Other income (expense):
Interest expense	(70,149)	(10,548)
Other income (expense)	2,312	(135)
Total other expense, net	(67,837)	(10,683)
Income (loss) from continuing operations before income taxes	260,319	(82,442)
Income tax provision (benefit)	1,177	(84,509)
Net income from continuing operations	259,142	2,067
Discontinued Operations:
Loss from discontinued operations, net of tax benefits of $0 and $5,031 for the three months ended March 31, 2014 and 2013, respectively	(2,425)	(7,738)
Net income (loss)	$256,717	$(5,671)

Earnings per share - basic
Continuing operations	$0.09	$—
Discontinued operations	$—	$—
Earnings per share - basic	$0.09	$—

Earnings per share - diluted
Continuing operations	$0.09	$—
Discontinued operations	$—	$—
Earnings per share - diluted	$0.09	$—

Weighted average common shares outstanding - basic	2,722,239	2,704,239
Weighted average common shares outstanding - diluted	2,777,739	2,704,239
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31,	2014	2013
Cash flows from operating activities:
Net income (loss)	$256,717	$(5,671)
Loss from discontinued operations	2,425	7,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	385,359	337,426
Non-cash interest expense	6,921	—
Share-based compensation expense	11,250	14,246
Changes in operating assets and liabilities:
Accounts receivable	(242,185)	24,840
Inventories	(419,018)	(344,549)
Prepaid expenses and other current assets	25,441	122,391
Other non-current assets	13,097	(41,921)
Accounts payable	(34,492)	(24,940)
Accrued expenses and other current liabilities	23,724	56,013
Other non-current liabilities	(6,028)	(21,069)
Net cash provided by operating activities of continuing operations	23,211	124,504
Net cash used in operating activities of discontinued operations	(1,509)	(46,178)
Net cash provided by operating activities	21,702	78,326

Cash flows from investing activities:
Purchases of property, plant and equipment	(391,738)	(63,568)
Cash paid for patents and trademarks	(303)	(32,828)
Net cash used in investing activities from continuing operations	(392,041)	(96,396)
Net cash provided by investing activities from discontinued operations	—	78,814
Net cash used in investing activities	(392,041)	(17,582)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(118,000)	—
Proceeds from equipment line of credit	116,905	—
Payments on term notes payable	(82,593)	(186,657)
Net cash used in financing activities from continuing operations	(83,688)	(186,657)
Net cash used in financing activities from discontinued operations	—	(41,183)
Net cash used in financing activities	(83,688)	(227,840)

Net decrease in cash and cash equivalents	(454,027)	(167,096)
Cash and cash equivalents, beginning of period	751,275	508,590
Cash and cash equivalents, end of period	297,248	341,494
Less: cash and cash equivalents of discontinued operations at end of period	—	21,503
Cash and cash equivalents of continuing operations at end of period	$297,248	$319,991
(continued)

	Three months ended March 31,
Supplemental Cash Flow Information (unaudited)	2014	2013
Cash paid for interest	$59,632	$10,536
Non-cash activities:
Acquisition of equipment with equipment notes	$—	$272,500
Equipment line of credit converted to term debt	$740,999	$—

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Period Ended March 31, 2014

Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The consolidated financial statements (the "financial statements") include the accounts of Arrhythmia Research Technology, Inc (“ART”) and its subsidiaries, Micron and WirelessDx (collectively, the “Company”). WirelessDx is presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Arrhythmia Research Technology, Inc. ("ART") and subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 21, 2014. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
2. Operating Matters and Liquidity
The Company experienced net operating losses in 2013 and 2012, primarily as a result of discontinued operations. The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months.
The Company's equipment line of credit of $1,000,000 expired on March 29, 2014 and converted into a term loan with a principal balance of $740,999 to be paid in equal payments consisting of both principal and interest over the next five years. The Company is exploring additional financing for a new equipment line of credit to assist with the Company's capital equipment investments over the next 12 months. Should the Company be unable to secure additional financing for its equipment needs, the Company may not be able to meet certain growth plans requiring investment in capital equipment.
The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond. The Company continues to develop opportunities within new and existing channels where the Company can maximize its return on investments in capital equipment, research and development, marketing and human resources.
3.    Earnings per Share ("EPS")
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
The following table presents the calculation of both basic and diluted EPS.

Three months ended March 31,	2014	2013
Income from continuing operations	$259,142	$2,067
Loss from discontinued operations, net of tax	(2,425)	(7,738)
Net income (loss) available to common shareholders	256,717	(5,671)

Basic EPS:
Weighted average common shares outstanding	2,722,239	2,704,239

Income (loss) per share - basic
Continuing operations	$0.09	$—
Discontinued operations	$—	$—
Consolidated basic EPS	$0.09	$—

Diluted EPS:
Weighted average common shares outstanding	2,722,239	2,704,239
Assumed conversion of net common shares issuable under stock option plans	33,864	—
Assumed conversion of net common shares issuable under warrants	21,636	—
Weighted average common and common equivalent shares outstanding, diluted	2,777,739	2,704,239

Income (loss) per share - diluted
Continuing operations	$0.09	$—
Discontinued operations	—	—
Consolidated diluted EPS	$0.09	$—

4.	Inventories, net
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$804,929	$947,765
Work-in-process	609,438	266,431
Finished goods	1,339,942	1,121,095
Total	$2,754,309	$2,335,291
The cost of silver in our inventory as raw materials, in work-in-process or as a plated surface on finished goods had an estimated cost of $472,488 and $382,332 as of March 31, 2014 and December 31, 2013, respectively.

5.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	Asset Lives (in years)			March 31, 2014	December 31, 2013
Machinery and equipment	3	to	15	$13,873,214	$13,734,528
Building and improvements		20		4,303,156	4,303,156
Vehicles	3	to	5	94,227	94,227
Furniture, fixtures, computers and software	3	to	5	1,334,382	1,317,189
Land				202,492	202,492
Construction in progress				413,332	177,473
Total property, plant and equipment				20,220,803	19,829,065
Less: accumulated depreciation				(12,627,024)	(12,249,509)
Property, plant and equipment, net				$7,593,779	$7,579,556

For the three months ended March 31, 2014, the Company recorded $377,515 of depreciation expense compared to $336,743 for the three months ended March 31, 2013.

6.	Debt
The following table sets forth the items which comprise long-term debt for the Company:

	March 31, 2014	December 31, 2013
Revolving line of credit	$2,656,495	$2,774,495
Equipment line of credit, current portion	$—	85,387
Equipment line of credit, non-current portion	$—	538,707

Term notes payable
Commercial term loan	1,223,486	$1,293,378
Equipment term loan	740,999	—
Equipment notes	209,390	222,091
Term notes payable	2,173,875	1,515,469
Less: current portion	474,470	$335,760
Long-term notes payable	$1,699,405	$1,179,709

Subordinated promissory notes	$424,690	$417,769
The revolving line of credit, equipment line of credit, equipment term loan and the commercial term loan are all under the terms of a multi-year credit facility with a bank. The bank facility contains both financial and non-financial covenants.
Revolving line of credit
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at March 31, 2014). The revolver has a maturity date of June 2015.
Equipment line of credit and equipment term loan
The equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of $13,890, consisting of principal and interest at a fixed rate of 4.65%.
Commercial term loan
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum.
Equipment notes
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at fixed rate of 4.66% and require monthly payments of principal and interest over the term of five years.
Subordinated promissory notes
In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and require quarterly interest-only payments at a rate of 10% per annum. On the second anniversary following issuance, the interest rate increases to 12% per annum. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to the bank credit facility.
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three months ended March 31, 2014, the Company recorded $6,921 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $75,310 at March 31, 2014 and $82,231 at December 31, 2013.
7. Income Taxes
The tax provision for the three months ended March 31, 2014 and the tax benefit for the three months ended March 31, 2013 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations.
The Company has a full valuation allowance against its deferred tax assets at both March 31, 2014 and December 31, 2013.
8. Commitments and Contingencies
Legal matters
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations. With respect to a specific matter, a third party had asserted a claim of approximately $100,000 against the Company as of December 31, 2013. On April 22, 2014 the case was dismissed with no judgment issued against the Company.
Severance agreements
In September 2013, the Company's former Chief Financial Officer resigned and entered into a severance agreement with the Company. The Company accrued the full amount of the severance package in the amount of $92,061 (salary and benefits) in the third quarter of 2013. The severance agreement provides for payments through September 2014 and the balance outstanding as of March 31, 2014 and December 31, 2013 is $42,396 and $69,673 and is included within accrued expenses.
9. Stock Options and Share-Based Incentive Plan
The following table sets forth the stock option transactions for the three months ended March 31, 2014:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	256,500	$5.61	5.3	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(56,500)	2.74	—	—
Outstanding at March 31, 2014	200,000	5.17	6.55	—

Exercisable at March 31, 2014	74,000	$5.31	4.09	$73,500
Exercisable at December 31, 2013	120,000	$6.34	2.5	$8,850
For the three months ended March 31, 2014 and 2013, share-based compensation expense related to stock options amounted to $11,250 and $14,246, respectively, and is included in general and administrative expenses.
10. Discontinued Operations
There was no revenue from discontinued operations for the three months ended March 31, 2014 or 2013, respectively. Net loss from discontinued operations for the three months ended March 31, 2014 and 2013 were $2,425 and $7,738, respectively, presented net of tax of $0 and a tax benefit of $5,031, respectively.
At March 31, 2014 and December 31, 2013, the Company has a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash at March 31, 2014 and December 31, 2013. At both March 31, 2014 and December 31, 2013, the performance guarantee liability was carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
On March 26, 2014, the Company received a Notice of Intention to Draw for $975,430 from the Irrevocable Standby Letter of Credit which is secured by the restricted cash mentioned above. The balance of $24,570 is expected to be returned to ART before the end of the second quarter of 2014.

The assets and liabilities of the discontinued operations are listed below:

	March 31, 2014	December 31, 2013
Cash	$—	$1,509
Total current assets from discontinued operations	—	1,509
Total assets from discontinued operations	$—	$1,509

Accounts payable and accrued expenses	$320,702	$319,787
Total current liabilities from discontinued operations	320,702	319,787
Total liabilities from discontinued operations	$320,702	$319,787

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or changed circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2013.
Critical Accounting Policies
The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2013.
Overview
     Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") manufactures components, devices and equipment for medical, military, law enforcement, industrial and automotive applications. The Company is also engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company also performs custom thermoplastic injection molding and provides a full array of design, engineering and production services and management. The Company's orthopedic implant machining operation produces quick-turn, high volume and patient-specific, finished orthopedic implants. In addition to its manufacturing capabilities, the Company also licenses proprietary customizable signal-averaging electrocardiography (SAECG) software used to help assess a patient's risk of certain heart arrhythmias.
ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp, ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA sometimes referred to as “WirelessDx”) discontinued operations in the third quarter of 2012. The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes in this Form 10-Q.
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

Three months ended March 31,	2014	2013
Net sales	100.0%	100.0%
Cost of sales	78.3	83.1
Gross profit	21.7%	16.9%
Selling and marketing	4.8	4.2
General and administrative	9.9	12.8
Research and development	1.6	1.1
Other expense	1.1	0.1
Income (loss) before income tax provision (benefit) and discontinued operations	4.3	(1.4)
Income tax provision (benefit)	—	(1.5)
Income from continued operations	4.3	—
Loss from discontinued operations	—	(0.1)
Net income (loss)	4.3%	(0.1)%

Net Sales
The Company's consolidated net sales for the three months ended March 31, 2014 were $6,029,843, an increase of $386,654 or 6.9%, when compared to the total net sales of $5,643,189 for the three months ended March 31, 2013. The increase in net sales was due to increased sales for the three months ended March 31, 2014 over 2013 in machined orthopedic implants of $1,003,033, or 135.1% as well as increased sales of Predictor licenses of $217,000 for the same period.
When excluding the impact of silver surcharge billed, sensor sales increased $80,720, or 4.7% for the three months ended March 31, 2014 as compared to the same period in 2013. However, total sensor sales for the three months ended March 31, 2014 decreased $511,793, or 15.9%, as compared to the three months ended March 31, 2013. The decrease in total sensor sales was due to a decrease in silver surcharge billed of $592,513, or 39.4% from the same period in 2013. The decrease in silver surcharge billed is due to two factors: (1) the market price of silver decreased approximately 30%; and (2) many customers have moved to products with thinner silver. Additionally, revenue recognized for tooling decreased $214,204, or 68.4% for the three months ended March 31, 2014 as compared to the same period in 2013.
Cost of Sales
The Company's consolidated cost of sales for the three months ended March 31, 2014 was $4,718,557 (78.3% of net sales) as compared to $4,691,041 (83.1% of net sales) for the three months ended March 31, 2013; an increase of $27,516 or 0.6%. The increase is largely due to increased net sales. Cost of sales for machined orthopedic implants of $1,237,813 (70.9% of net orthopedic sales) for the three months ended March 31, 2014, increased $608,965, or 96.8% as compared to the same period in 2013. The increase in cost of sales of machined orthopedic implants was due to the increase in net sales and also resulted in increased costs for quality inspection and regulatory requirements.
These increases were partially offset by a decrease of $412,160 (76.1% of net sales), or 16.7%, due mostly to a decrease in the cost of silver surcharge billed of $320,883, or 36.3%. The decrease in sensor cost of sales is due in part to the decrease in market price of silver as well as competitive pressures to move to thinner silver products.
Selling and Marketing
The Company's consolidated selling and marketing expenses increased to $291,672 (4.8% of net sales) for the three months ended March 31, 2014 as compared to $240,375 (4.2% of net sales) for the three months ended March 31, 2013; an increase of $51,297 or 21.3%.  In 2014, advertising, trade show and travel related expenses increased $39,423 due to a new marketing campaign related to the Company's machined orthopedic implants. Sales commissions increased $10,333 due to increased sales of new parts primarily related to machined orthopedic implants.
General and Administrative
The Company's consolidated general and administrative expenses decreased to $594,631 (9.9% of net sales) for the three months ended March 31, 2014 as compared to $724,130 (12.8% of net sales) for the three months ended March 31, 2013; a decrease of $129,499 or 17.9%.   The decrease was due primarily to reduced accounting fees of $42,657 as a result of prior year expenses for audit overruns. The decrease was also due in part to a reduction of wages, taxes and benefits of $30,279 due largely to the resignation of the Company's former Chief Financial Officer in September 2013. Travel expenses decreased by $27,264 related to the former Interim CEO in the first quarter of 2013. Additionally, bank fees decreased by $20,595 due to the impact of fees related to the Standby Letter of Credit secured by restricted cash in the three months ended March 31, 2013, related to the performance guarantee liability.
Research and Development
The Company's consolidated research and development expenses increased to $96,827 (1.6% of net sales) for the three months ended March 31, 2014 as compared to $59,402 (1.1% of net sales) for the three months ended March 31, 2013; an increase of $37,425, or 63.0%.  The increase is due to additional resources dedicated to development of new products in the Company's medical device, military and law enforcement lines of business.
Other Income (Expense)
Other expense, net was $67,837 for the three months ended March 31, 2014 as compared to $10,683 for the three months ended March 31, 2013, an increase of $57,154, primarily as a result of an increase in interest expense. Interest expense was $70,149 in 2014 compared to $10,548 in 2013, an increase of $59,601 due to interest on the debt incurred related to the new credit facility entered into in March 2013 and the subordinated promissory notes in December 2013.
Income Tax Provision (Benefit)
The Company’s combined federal and state effective income tax rate from continuing operations was 0.5% and 102.5% for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2013 the tax benefit was primarily the result of the extension of the research and development tax credit in January 2013. There was no valuation allowance recorded against deferred tax assets as of March 31, 2013 and the tax benefit was calculated using a projected effective tax rate calculated with an estimated projected income or loss for the year and adjusting for permanent differences between book income or losses and tax income or losses.
In the second quarter of 2013, the Company made the determination that the utilization of the deferred tax assets no longer met the more-likely-than-not recognition threshold and recorded a full valuation allowance against its deferred tax assets. The change in the income tax provision for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to the establishment of a full valuation allowance against deferred tax assets.
The Company has federal, state and foreign net operating loss carryforwards totaling $7,420,000, $10,471,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $188,900, respectively. The federal and state credits begin to expire in 2026 and 2014, respectively.
Loss from Discontinued Operations
There was no revenue from discontinued operations for the three months ended March 31, 2014 or 2013, respectively. Net loss from discontinued operations for the three months ended March 31, 2014 and 2013 were $2,425 and $7,738, respectively, presented net of tax of $0 and a tax benefit of $5,031, respectively.
Earnings Per Share
The basic and diluted earnings per share is $0.09 for the three months ended March 31, 2014 as compared to $0.00 for the three months ended March 31, 2013, an increase in earnings per share of $0.09 per share.
Off-Balance Sheet Arrangements
In March 2013 all operating leases were paid in full and closed as part of the new credit facility. Lease expense under all operating leases for three months ended March 31, 2014 was $0 as compared to $50,781 for the same period in 2013.
Liquidity and Capital Resources
Working capital was $3,618,115 as of March 31, 2014 as compared to $3,479,852 at December 31, 2013.  Cash and cash equivalents from continuing operations were $297,248 and $749,766 at March 31, 2014 and December 31, 2013, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories were $2,754,309 at March 31, 2014 as compared to $2,335,291 at December 31, 2013, an increase of $419,018.  This increase was due largely to increased work-in-progress in sensor production.
Capital equipment expenditures were $391,738 for the three months ended March 31, 2014 due to investments in machinery and equipment largely for molding equipment.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. The new credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at March 31, 2014). The revolver has a maturity date of June 2015. The balance outstanding on the revolver was $2,656,495 as of March 31, 2014.
The equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 28, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of principal and interest of 4.65%. The balance of the equipment term loan was $740,999 as of March 31, 2014.
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum. At March 31, 2014, the balance of the term loan was $1,223,486.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest over the term of five years. The outstanding balance of these equipment notes at March 31, 2014 was $209,390.
In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and require quarterly interest-only payments at a rate of 10% per annum. On the second anniversary following issuance, the interest rate increases to 12% per annum. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to the bank credit facility.

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock. The proceeds were allocated between the notes and warrants on a relative fair value basis, resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three months ended March 31, 2014, the Company recorded $6,921 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $75,310 at March 31, 2014 and $82,231 at December 31, 2013.
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
At both March 31, 2014 and December 31, 2013, the Company had $1,000,000 of restricted cash related to a performance guarantee liability related to the discontinued operations of WirelessDx. The liability is carried on the balance sheet of continuing operations, as the liability is guaranteed by ART.
No dividends were declared or paid in three months ended March 31, 2014 and 2013.
The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond. The Company continues to develop opportunities within new and existing channels where the Company can maximize its return on investments in capital equipment, research and development, marketing and human resources.
Summary of Changes in Cash Position
As of March 31, 2014, the Company had cash on hand of $297,248. For the three months ended March 31, 2014, net cash provided by operating activities of continuing operations was $23,211, while net cash used in operating activities of discontinued operations was $1,509. Net cash used in investing activities was $392,041, all from continuing operations. Net cash used in financing activities was $83,688, all from continuing operations. The net cash flows for the three months ended March 31, 2014 are discussed in further detail below.
As of March 31, 2013, the Company had cash on hand of $319,991. For the three months ended March 31, 2013, net cash provided by operating activities totaled $78,326. Net cash provided by operating activities of continuing operations was $124,504, offset in part by net cash used in operating activities of discontinued operations of $46,178. Net cash used in investing activities was $17,582 comprised of net cash used in investing activities of continuing operations of $96,396 and net cash provided by investing activities of discontinued operations of $78,814. Net cash used in financing activities was $227,840 comprised of net cash used in financing activities of continuing operations of $186,657 and net cash used in financing activities of discontinued operations of $41,183.
Operating Cash Flows
For the three months ended March 31, 2014, net cash provided by operating activities was $21,702. Net cash provided by operating activities from continuing operations of $23,211 was due largely to consolidated net income of $256,717, as well as the impact of non-cash add-backs for depreciation and amortization of $385,359. These items were partially offset by an increase in accounts receivable of $242,185, due to strong first quarter sales and an increase in inventories of $419,018, due largely to increased work-in-progress related to increased volume in sensor sales.
Investing Cash Flows
For the three months ended March 31, 2014, net cash used in investing activities of $392,041, all from continuing operations, was primarily for investments in machinery and equipment largely for molding equipment.
Financing Cash Flows
For the three months ended March 31, 2014, net cash used in financing activities was $83,688, all from continuing operations. Net cash used in financing activities included net payments of $118,000 on the Company's revolver and payments on term notes payable of $82,593. These payments were partially offset by cash provided by additional draws on the equipment line of credit of $116,905 to purchase machinery and equipment.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer (“the Certifying Officers”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Certifying Officers have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by us, including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.48	Separation Agreement between James E. Rouse and the Company dated October 25, 2012.	(f)
10.49	Interim Agreement between Michael S. Gunter and the Company dated October 29, 2012.	(f)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(g)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.	(g)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013.	(g)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.	(g)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated June 7, 2013, effective January 1, 2007.	(h)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison dated September 12, 2013.	(i)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated January 9, 2014	X-1
10.57*	Employment Agreement between the Company and Derek T. Welch dated January 9, 2014	X-2
16.1	Letter from Grant Thornton LLP	(j)
21.0	Subsidiaries	(k)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 9, 2014	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Corporate Controller
(principal financial and accounting officer)