Form 10-Q
period 2014-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2014-08-08
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014 or

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

As of August 8, 2014 there were 2,741,839 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$232,024	$749,766
Restricted cash	—	1,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 at June 30, 2014 and $40,000 at December 31, 2013	3,876,966	3,803,853
Inventories, net	3,087,557	2,335,291
Prepaid expenses and other current assets	627,375	513,197
Assets from discontinued operations	—	1,509
Total current assets	7,823,922	8,403,616
Property, plant and equipment, net	7,672,749	7,579,556
Intangible assets, net	178,293	184,517
Other assets	119,467	185,595
Total assets	$15,794,431	$16,353,284

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$2,296,495	$—
Equipment line of credit, current portion	—	85,387
Term notes payable, current portion	479,719	335,760
Accounts payable	1,758,083	2,156,031
Accrued expenses & other current liabilities	773,870	436,775
Customer deposits	903,126	341,465
Deferred revenue, current	229,337	248,559
Performance guarantee liability	—	1,000,000
Liabilities from discontinued operations, current	320,056	319,787
Total current liabilities	6,760,686	4,923,764
Long-term liabilities:
Revolving line of credit	—	2,774,495
Equipment line of credit, non-current portion	—	538,707
Term notes payable, non-current portion	1,577,895	1,179,709
Subordinated promissory notes	431,610	417,769
Deferred revenue, non-current	121,255	172,316
Total long-term liabilities	2,130,760	5,082,996
Total liabilities	8,891,446	10,006,760

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,731,839 outstanding at June 30, 2014 and 3,926,491 issued, 2,722,239 outstanding at December 31, 2013	39,265	39,265
Additional paid-in-capital	11,282,665	11,236,236
Treasury stock at cost, 1,194,652 shares at June 30, 2014 and 1,204,252 at December 31, 2013	(3,259,954)	(3,272,808)
Accumulated other comprehensive income	42,502	42,502
Accumulated deficit	(1,201,493)	(1,698,671)
Total shareholders’ equity	6,902,985	6,346,524
Total liabilities and shareholders’ equity	$15,794,431	$16,353,284
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$6,253,757	$4,880,445	$12,283,600	$10,523,634
Cost of sales	5,119,734	4,322,779	9,838,291	9,013,820
Gross profit	1,134,023	557,666	2,445,309	1,509,814

Selling and marketing	240,408	246,839	532,080	487,214
General and administrative	543,235	585,345	1,137,866	1,309,475
Research and development	85,694	61,293	182,521	120,695
Total operating expenses	869,337	893,477	1,852,467	1,917,384

Income (loss) from continuing operations	264,686	(335,811)	592,842	(407,570)
Other income (expense):
Interest expense	(70,529)	(196,999)	(140,678)	(207,545)
Other income (expense), net	46,687	7,905	48,998	7,769
Total other expense, net	(23,842)	(189,094)	(91,680)	(199,776)
Income (loss) from continuing operations before income taxes	240,844	(524,905)	501,162	(607,346)
Income tax provision	1,030	2,352,478	2,207	2,267,969
Net income (loss) from continuing operations	239,814	(2,877,383)	498,955	(2,875,315)
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provisions of $0 and $5,031 for the three months ended June 30, 2014 and 2013, respectively and net of tax provisions of $0 and $5,031 for the six months ended June 30, 2014 and 2013, respectively	646	(12,808)	(1,779)	(20,546)
Net income (loss)	$240,460	$(2,890,191)	$497,176	$(2,895,861)

Income (loss) per share - basic
Continuing operations	$0.09	$(1.06)	$0.18	$(1.06)
Discontinued operations	$—	$—	$—	$(0.01)
Income (loss) per share - basic	$0.09	$(1.06)	$0.18	$(1.07)

Income (loss) per share - diluted
Continuing operations	$0.09	$(1.06)	$0.18	$(1.06)
Discontinued operations	$—	$—	$—	$(0.01)
Income (loss) per share - diluted	$0.09	$(1.06)	$0.18	$(1.07)

Weighted average common shares outstanding - basic	2,723,582	2,704,239	2,722,914	2,704,239
Weighted average common shares outstanding - diluted	2,815,578	2,704,239	2,798,163	2,704,239
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Six months ended June 30,	2014	2013
Cash flows from operating activities:
Net income (loss)	$497,176	$(2,895,861)
Loss from discontinued operations	1,779	20,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	(24,500)	—
Depreciation and amortization	750,616	688,089
Non-cash interest expense	13,842	—
Change in allowance for doubtful accounts	10,000	(77,098)
Deferred income taxes	—	2,267,969
Share-based compensation expense	26,548	27,746
Changes in operating assets and liabilities:
Accounts receivable	(83,113)	(39,618)
Inventories	(752,266)	(36,105)
Prepaid expenses and other current assets	(107,017)	132,438
Other non-current assets	66,128	(94,558)
Accounts payable	(397,948)	(211,992)
Accrued expenses and other current liabilities	879,531	242,612
Other non-current liabilities	(51,060)	(38,195)
Net cash provided by (used in) operating activities of continuing operations	829,716	(14,027)
Net cash provided by (used in) operating activities of discontinued operations	(1,509)	(310,301)
Net cash provided by (used in) operating activities	828,207	(324,328)

Cash flows from investing activities:
Purchases of property, plant and equipment	(834,971)	(703,737)
Proceeds from sale of property, plant and equipment	24,500	—
Cash paid for patents and trademarks	(2,613)	(31,385)
Net cash provided by (used in) investing activities from continuing operations	(813,084)	(735,122)
Net cash provided by (used in) investing activities from discontinued operations	—	320,518
Net cash provided by (used in) investing activities	(813,084)	(414,604)

Cash flows from financing activities:
(Payments on) proceeds from revolving line of credit, net	(478,000)	2,174,493
Payments on demand line of credit	—	(800,000)
Proceeds from equipment line of credit	116,905	—
Proceeds from term notes payable	—	1,500,000
Payments on term notes payable	(198,854)	(1,273,742)
Proceeds from stock option exercises	25,575	—
Restricted cash	—	(1,000,000)
Net cash provided by (used in) financing activities from continuing operations	(534,374)	600,751
Net cash provided by (used in) financing activities from discontinued operations	—	(55,002)
Net cash provided by (used in) financing activities	(534,374)	545,749

Net decrease in cash and cash equivalents	(519,251)	(193,183)
Cash and cash equivalents, beginning of period	751,275	508,590
Cash and cash equivalents, end of period	232,024	315,407
Less: cash and cash equivalents of discontinued operations at end of period	—	2,495
Cash and cash equivalents of continuing operations at end of period	$232,024	$312,912
(continued)

	Six months ended June 30,
Supplemental Cash Flow Information (unaudited)	2014	2013
Cash paid for interest	$119,229	$40,593
Non-cash activities:
Acquisition of equipment with equipment notes	$—	$272,500
Equipment line of credit converted to term notes payable	$740,999	$—
Reduction of restricted cash offset by performance guarantee	$975,430	$—

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Period Ended June 30, 2014

Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The consolidated financial statements (the "financial statements") include the accounts of Arrhythmia Research Technology, Inc (“ART”) and its subsidiary, Micron Products, Inc. ("Micron" and together with ART, the “Company”). ART’s wholly owned Pennsylvania subsidiary, RMDDxUSA Corp. (“RMDDxUSA”) and that subsidiary’s Prince Edward Island subsidiary, RMDDx Corporation (“RMDDx” and collectively with RMDDxUSA,“WirelessDx”) discontinued operations in the third quarter of 2012. The WirelessDx results are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 21, 2014. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.
The information presented reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2. Operating Matters and Liquidity
The Company experienced net operating losses in 2013 and 2012, primarily as a result of the discontinued WirelessDx operations. The Company believes that cash flows from its operations, together with its existing working capital and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond. The Company continues to develop opportunities within new and existing channels where the Company can maximize its return on investments in capital equipment, research and development, marketing and human resources.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility entered into on March 29, 2013 with a Massachusetts bank (see Note 6).

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
The following table presents the calculation of both basic and diluted EPS.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$239,814	$(2,877,383)	$498,955	$(2,875,315)
Income (loss) from discontinued operations, net of tax	646	(12,808)	(1,779)	(20,546)
Net income (loss) available to common shareholders	$240,460	$(2,890,191)	$497,176	$(2,895,861)

Basic EPS:
Weighted average common shares outstanding	2,723,582	2,704,239	2,722,914	2,704,239

Income (loss) per share - basic
Continuing operations	$0.09	$(1.06)	$0.18	$(1.06)
Discontinued operations	$—	$—	$—	$(0.01)
Consolidated basic EPS	$0.09	$(1.06)	$0.18	$(1.07)

Diluted EPS:
Weighted average common shares outstanding	2,723,582	2,704,239	2,722,914	2,704,239
Assumed conversion of net common shares issuable under stock option plans	53,492	—	44,028	—
Assumed conversion of net common shares issuable under warrants	38,504	—	31,221	—
Weighted average common and common equivalent shares outstanding, diluted	2,815,578	2,704,239	2,798,163	2,704,239

Income (loss) per share - diluted
Continuing operations	$0.09	$(1.06)	$0.18	$(1.06)
Discontinued operations	$—	$—	$—	$(0.01)
Consolidated diluted EPS	$0.09	$(1.06)	$0.18	$(1.07)

4.	Inventories, net
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$915,578	$947,765
Work-in-process	827,759	266,431
Finished goods	1,344,220	1,121,095
Total	$3,087,557	$2,335,291
The cost of silver in inventory that is included in raw materials, work-in-process and finished goods had an estimated cost of $480,600 and $382,332 as of June 30, 2014 and December 31, 2013, respectively. Work-in-process increased $561,328 from December 31, 2013 to June 30, 2014. This increase is primarily due to in-process tooling of $431,660.

5.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	Asset Lives (in years)			June 30, 2014	December 31, 2013
Machinery and equipment	3	to	15	$13,932,828	$13,734,528
Building and improvements		20		4,357,247	4,303,156
Vehicles	3	to	5	90,713	94,227
Furniture, fixtures, computers and software	3	to	5	1,338,793	1,317,189
Land				202,492	202,492
Construction in progress				583,154	177,473
Total property, plant and equipment				20,505,227	19,829,065
Less: accumulated depreciation				(12,832,478)	(12,249,509)
Property, plant and equipment, net				$7,672,749	$7,579,556
For the three and six months ended June 30, 2014, the Company recorded $364,264 and $741,779 of depreciation expense, respectively, as compared to $361,152 and $697,895 for the three and six months ended June 30, 2013, respectively.

6.	Debt
The following tables set forth the items which comprise debt for the Company:
Lines of credit

	June 30, 2014	December 31, 2013
Revolving line of credit, current	$2,296,495	$—
Revolving line of credit, non-current	$—	$2,774,495
Equipment line of credit, current portion	$—	$85,387
Equipment line of credit, non-current portion	$—	$538,707
Long-term debt and promissory notes

	June 30, 2014	December 31, 2013
Term notes payable
Commercial term loan	$1,153,131	$1,293,378
Equipment term loan	707,944	—
Equipment notes	196,539	222,091
Term notes payable	2,057,614	1,515,469
Less: current portion	479,719	335,760
Long-term notes payable	$1,577,895	$1,179,709

Subordinated promissory notes	$431,610	$417,769
The revolving line of credit, equipment line of credit, equipment term loan and the commercial term loan are all under the terms of a multi-year credit facility with a bank entered into on March 29, 2013. The bank facility contains both financial and non-financial covenants.
Revolving line of credit
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at June 30, 2014). The revolver has a maturity date of June 2015.
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

On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. This equipment line of credit is for the purchase of capital equipment. As of the date of this filing, no amounts have been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
Commercial term loan
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum.
Equipment notes
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest over the term of five years.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and six months ended June 30, 2014, the Company recorded $6,921 and $13,842 of non-cash interest expense, respectively, related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $68,390 at June 30, 2014 and $82,231 at December 31, 2013.

7. Income Taxes
The tax provisions for the three and six months ended June 30, 2014 and 2013 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations.
The tax provision for the three and six months ended June 30, 2013 also includes the impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s beginning of the year deferred tax assets.
The Company has a full valuation allowance against its deferred tax assets at both June 30, 2014 and December 31, 2013.

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
Severance agreements
In September 2013, the Company's former Chief Financial Officer resigned and entered into a severance agreement with the Company. The Company accrued the full amount of the severance package in the amount of $92,061 (salary and benefits) in the third quarter of 2013. The severance agreement provides for payments through September 2014 and the balance outstanding as of June 30, 2014 and December 31, 2013 is $20,169 and $69,673 and is included within accrued expenses.

9. Stock Options and Share-Based Incentive Plan
The following table sets forth the stock option transactions for the six months ended June 30, 2014:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	256,500	$5.61	5.3	—
Granted	—	—	—	—
Exercised	(9,600)	3.41	—	—
Forfeited/expired	(56,500)	7.15	—	—
Outstanding at June 30, 2014	190,400	5.26	6.6	—

Exercisable at June 30, 2014	83,400	$5.90	4.9	$118,476
Exercisable at December 31, 2013	120,000	$6.34	2.5	$8,850
For the three and six months ended June 30, 2014, share-based compensation expense related to stock options amounted to $15,298 and $26,548, respectively, and is included in general and administrative expenses.
For the three and six months ended June 30, 2014, 9,600 stock options were exercised generating proceeds of $25,575 and $7,161 of other receivables on the Company's balance sheet.

10. Discontinued Operations
There was no revenue from discontinued operations for the three and six months ended June 30, 2014 or 2013, respectively. Activity during the above note periods consisted primarily of legal and other fees incurred offset by minor reversals.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income (expense) on the condensed consolidated statements of operations.
The assets and liabilities of the discontinued operations are listed below:

	June 30, 2014	December 31, 2013
Cash	$—	$1,509
Total current assets from discontinued operations	—	1,509
Total assets from discontinued operations	$—	$1,509

Accounts payable and accrued expenses	$320,056	$319,787
Total current liabilities from discontinued operations	320,056	319,787
Total liabilities from discontinued operations	$320,056	$319,787

On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. The trustee conducted the statutory Meeting of Creditors on June 16, 2014. There has been no further activity in the bankruptcy proceeding.

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
Overview
     Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") manufactures components, devices and equipment for medical, military, law enforcement, automotive and other industrial applications. The Company's manufacturing operations include the production and sale of silver/silver chloride coated and conductive resin sensors used as component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company also performs custom thermoplastic injection molding and provides a full array of design, engineering and production services and management. The Company's orthopedic implant machining operation produces quick-turn, high volume and patient-specific, finished orthopedic implants.
ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA, “WirelessDx”) discontinued operations in the third quarter of 2012. The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes in this Form 10-Q. On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. The trustee conducted the statutory Meeting of Creditors on June 16, 2014. There has been no further activity in the bankruptcy proceeding.
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.9	88.6	80.1	85.7
Gross profit	18.1%	11.4%	19.9%	14.3%
Selling and marketing	3.8	5.1	4.3	4.6
General and administrative	8.7	12.0	9.3	12.4
Research and development	1.4	1.3	1.5	1.1
Other expense	(0.4)	(3.8)	(0.8)	(1.9)
Income (loss) before income tax provision and discontinued operations	3.8	(10.8)	4.0	(5.7)
Income tax provision	—	48.2	—	21.6
Income (loss) from continued operations	3.8	(59.0)	4.0	(27.3)
Income (loss) from discontinued operations	—	(0.2)	—	(0.2)
Net income (loss)	3.8%	(59.2)%	4.0%	(27.5)%

Net Sales
The Company's consolidated net sales for the three months ended June 30, 2014 were $6,253,757, an increase of $1,373,312, or 28.1%, when compared to the total net sales of $4,880,445 for the three months ended June 30, 2013. The increase in net sales was due to increased sales for the three months ended June 30, 2014 in sensors of $803,437, or 32.7%, over the same period in 2013. Excluding the impact of silver surcharge billed, sensor sales increased $738,959, or 48.5%, for the three months ended June 30, 2014 as compared to the same period in 2013 while silver surcharge billed increased $64,478, or 6.9%. The increase in total sensor sales was due primarily to a 43.2% increase in volume, partially offset by a 17.7% decrease in the average price of silver for the three months ended June 30, 2014 as compared to the same period in 2013. In addition, sales of machined orthopedic implants increased $732,067, or 81.7% for the three months ended June 30, 2014 as compared to the same period in 2013 due to increased order volume.
For the six months ended June 30, 2014 the Company's consolidated net sales were $12,283,600, an increase of $1,759,966, or 16.7%, as compared to total net sales of $10,523,634 for the six months ended June 30, 2013. The increase in net sales was due to increased sales for the six months ended June 30, 2014 over 2013 in machined orthopedic implants of $1,735,100, or 105.9%, due to increased order volume, as well as increased sensor sales of $291,644 or 5.1%. Excluding the impact of silver surcharge billed, sensor sales increased $819,679, or 25.3%, for the six months ended June 30, 2014 as compared to the same period in 2013 while silver surcharge billed decreased $528,035, or 21.7%. The increase in total sensor sales was due primarily to a 19.7% increase in volume, partially offset by a 32.5% decrease in the average price of silver for the six months ended June 30, 2014 as compared to the same period in 2013. These increases were partially offset by decreased sales of custom thermoplastic injection molding and tooling.
Cost of Sales
The Company's consolidated cost of sales for the three months ended June 30, 2014 was $5,119,734 (81.9% of net sales) as compared to $4,322,779 (88.6% of net sales) for the three months ended June 30, 2013; an increase of $796,955 or 18.4%. The increase was largely due to increased materials and labor costs due to increased net sales partially offset by improved cost control and efficiencies which drove the improved gross margin. Cost of sales for machined orthopedic implants of $1,015,829 (62.4% of net orthopedic sales) for the three months ended June 30, 2014, increased $281,006, or 38.2% as compared to the same period in 2013. The increase in cost of sales of machined orthopedic implants was due to the increase in net sales as well as increased costs for quality inspection and regulatory requirements. Cost of sales for total sensors increased 25.5% due largely to increased sales volume partially offset by a lower average cost of silver.
For the six months ended June 30, 2014 the Company's consolidated cost of sales was $9,838,291 (80.1% of net sales) as compared to $9,013,820 (85.7% of net sales) for the six months ended June 30, 2013; an increase of $824,471 or 9.1%. The increase is largely due to increased net sales. Cost of sales for machined orthopedic implants of $2,253,642 (66.8% of net orthopedic sales) for the six months ended June 30, 2014, increased $889,971, or 65.3% as compared to the same period in 2013. The increase in cost of sales of machined orthopedic implants was due to the increase in net sales as well as increased costs for quality inspection and regulatory requirements. Cost of sales for total sensors increased 3.2% due largely to increased sales volume partially offset by a lower average cost of silver.
Selling and Marketing
The Company's consolidated selling and marketing expenses amounted to $240,408 (3.8% of net sales) for the three months ended June 30, 2014 as compared to $246,839 (5.1% of net sales) for the three months ended June 30, 2013; a decrease of $6,431 or 2.6%.  For the three months ended June 30, 2014, advertising, trade show and travel related expenses increased $13,959 due to a new marketing campaign related to the Company's machined orthopedic implants. This increase was offset by decreases in other selling and marketing expenditures.
For the six months ended June 30, 2014 the Company's consolidated selling and marketing expenses increased to $532,080 (4.3% of net sales) as compared to $487,214 (4.6% of net sales) for the six months ended June 30, 2013; an increase of $44,866 or 9.2%.  In 2014, advertising, trade show and travel related expenses increased $53,382 due to a new marketing campaign related to the Company's machined orthopedic implants.
General and Administrative
The Company's consolidated general and administrative expenses decreased to $543,235 (8.7% of net sales) for the three months ended June 30, 2014 as compared to $585,345 (12.0% of net sales) for the three months ended June 30, 2013; a decrease of $42,110 or 7.2%
The Company's consolidated general and administrative expenses decreased to $1,137,866 (9.3% of net sales) for the six months ended June 30, 2014 as compared to $1,309,475 (12.4% of net sales) for the six months ended June 30, 2013; a decrease of $171,609 or 13.1%.
The decreases in consolidated general and administrative expenses for both the three and six months ended June 30, 2014 and 2013, respectively, were due in part to decreased wages, taxes, benefits and travel of $49,474 and $97,017, respectively, due primarily to the resignations of both the former Interim CEO and former Chief Financial Officer in 2013. Legal fees decreased $27,235 and $20,433, respectively, due primarily to the wind down of RMDDx, and accounting fees were lower by $17,417 and $60,074 by eliminating audit overruns. Additionally, director fees decreased $7,500, and $15,000, respectively, as a result of the resignation of a member of the Board of Directors in September 2013. Additional decreases occurred in expenses for seminars, recruiting fees and depreciation. These decreases were partially offset by a net increase of $67,760 in the allowance for doubtful accounts for both the three and six months ended June 30, 2014 and 2013.
Research and Development
The Company's consolidated research and development expenses increased to $85,694 (1.4% of net sales) for the three months ended June 30, 2014 as compared to $61,293 (1.3% of net sales) for the three months ended June 30, 2013; an increase of $24,401, or 39.8%.
The Company's consolidated research and development expenses increased to $182,521 (1.5% of net sales) for the six months ended June 30, 2014 as compared to $120,695 (1.1% of net sales) for the six months ended June 30, 2013; an increase of $61,826, or 51.2%.
The increases for the three and six months ended June 30, 2014 were each due to additional resources dedicated to the development of new products in the Company's medical device, military and law enforcement lines of business.
Other Income (Expense)
Other expense, net was $23,842 for the three months ended June 30, 2014 as compared to $189,094 for the three months ended June 30, 2013, a decrease of $165,252, primarily as a result of a decrease in interest expense. For the six months ended June 30, 2014, Other expense, net was $91,679 as compared to $199,776 for the six months ended June 30, 2013, a decrease of $108,097 also due primarily as a result of a decrease in interest expense.
The decrease in interest expense for both the three and six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to $111,989 of interest expense in 2013 from the payoff of equipment notes and operating leases as part of entering into the new credit facility in March 2013.
Income Tax Provision
The tax provisions for the three and six months ended June 30, 2014 and 2013 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations for the three months ended June 30, 2014 and 2013 was 0.4% and 81.8%, respectively. The effective income tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 0.4% and 78.9%, respectively.
In the second quarter of 2013, the Company made the determination that the utilization of the deferred tax assets no longer met the more-likely-than-not recognition threshold and recorded a full valuation allowance against its deferred tax assets. The tax provision for the three and six months ended June 30, 2013 includes the impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company's beginning of the year deferred tax assets.
The change in the income tax provision for the three and six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to the establishment of a full valuation allowance against deferred tax assets.
The Company has federal, state and foreign net operating loss carryforwards totaling $7,420,000, $10,471,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $188,900, respectively. The federal and state tax credits begin to expire in 2026 and 2014, respectively.
Income (Loss) from Discontinued Operations
There was no revenue from discontinued operations for the three and six months ended June 30, 2014 or 2013, respectively. Activity during the above note periods consisted primarily of legal and other fees incurred offset by minor reversals.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income (expense) on the condensed consolidated statements of operations.
Earnings (Loss) Per Share
The basic and diluted earnings per share, from continuing operations, for the three months ended June 30, 2014 was $0.09 as compared to basic and diluted loss per share from continuing operations of $(1.06) for the same period in 2013, and increase in earnings per share of $1.15, or 108.5%.

The basic and diluted earnings per share, from continuing operations, for the six months ended June 30, 2014 was $0.18 as compared to basic and diluted loss per share from continuing operations of $(1.06) for the same period in 2013, and increase in earnings per share of $1.24, or 117.0%.
Off-Balance Sheet Arrangements
In March 2013 all operating leases were paid in full and closed as part of the new credit facility. Lease expense under all operating leases for three months ended June 30, 2014 and 2013 was $0. Lease expense for the six months ended June 30, 2014 was $0 as compared to $51,898 for the same period in 2013.
Liquidity and Capital Resources
Working capital was $1,063,236 as of June 30, 2014 as compared to $3,479,852 at December 31, 2013.  The decrease is due largely to the revolving line of credit becoming a short term obligation due to its June 2015 expiration date. The Company intends to work with the bank to renew the revolving line of credit prior to its maturity in June 2015.
Cash and cash equivalents from continuing operations were $232,024 and $749,766 at June 30, 2014 and December 31, 2013, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories were $3,087,557 at June 30, 2014 as compared to $2,335,291 at December 31, 2013, an increase of $752,266.  This increase was due largely to increased work-in-progress in tooling.
Capital equipment expenditures were $834,971 for the six months ended June 30, 2014 due to investments in machinery and equipment largely for molding equipment.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. The new credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at June 30, 2014). The revolver has a maturity date of June 2015. The balance outstanding on the revolver was $2,296,495 as of June 30, 2014.
The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum. At June 30, 2014, the balance of the term loan was $1,153,131.
The equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 28, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of principal and interest of 4.65%. The balance of the equipment term loan was $707,944 as of June 30, 2014.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility entered into on March 29, 2013 with the Massachusetts based bank. The equipment line of credit is for the purchase of capital equipment. As of the date of this filing, no amounts have been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the banks prime rate plus 0.25% (3.5% at June 30, 2014 )as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest over the term of five years. The outstanding balance of these equipment notes at June 30, 2014 was $196,539.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock. The proceeds were allocated between the notes and warrants on a relative fair value basis, resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and six months ended June 30, 2014 and 2013, the Company recorded $6,921 and $13,842 of non-cash interest expense, respectively, related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $68,390 at June 30, 2014 and $82,231 at December 31, 2013.
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
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income (expense) on the condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, the Company had $0 and $1,000,000 of restricted cash, respectively.
No dividends were declared or paid in the three or six months ended June 30, 2014 and 2013, respectively.
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
Summary of Changes in Cash Position
As of June 30, 2014, the Company had cash on hand of $232,024. For the six months ended June 30, 2014, net cash provided by operating activities of continuing operations was $829,716, while net cash used in operating activities of discontinued operations was $1,509. Net cash used in investing activities for the six months ended June 30, 2014 was $813,084, all from continuing operations. Net cash used in financing activities for the six months ended June 30, 2014 was $534,374, all from continuing operations. The net cash flows for the six months ended June 30, 2014 are discussed in further detail below.
As of June 30, 2013, the Company had cash on hand of $312,912. For the six months ended June 30, 2013, net cash used in operating activities totaled $324,328. Net cash used in operating activities of continuing operations was $14,027, while net cash used in operating activities of discontinued operations of $310,301. Net cash used in investing activities was $414,604 comprised of net cash used in investing activities of continuing operations of $735,122 and net cash provided by investing activities of discontinued operations of $320,518. Net cash provided by financing activities was $545,749 comprised of net cash provided by financing activities of continuing operations of $600,751 and net cash used in financing activities of discontinued operations of $55,002.
Operating Cash Flows
For the six months ended June 30, 2014, net cash provided by operating activities was $828,207. Net cash provided by operating activities from continuing operations of $829,716. Cash provided by operating activities was due largely to an increase in accrued expenses and other current liabilities of $879,531 due primarily to increased customer deposits of $561,661 as well as accrued expenses payable of $277,045 and accrued payroll, taxes and benefits of $35,374. Additional cash was provided by net income of $497,176 as well as a non-cash addback for depreciation and amortization of $750,616. These were partially offset by an increase in inventory of $752,266, in part due to work-in-process related to tooling, as well as a decrease in accounts payable of $397,948. Additionally deposit, prepaid expenses and other assets increased $107,017 and trade accounts receivable increased by $83,113.
Investing Cash Flows
For the six months ended June 30, 2014, net cash used in investing activities was $813,084, all from continuing operations. The net cash used was primarily for capital expenditures of $834,971 largely for machinery and equipment primarily molding equipment. The capital expenditures were partially offset by $24,500 of proceeds from the sale of fixed assets.
Financing Cash Flows
For the six months ended June 30, 2014, net cash used in financing activities was $534,374, all from continuing operations. Net cash used in financing activities included the change in restricted cash to unrestricted for the purpose of satisfying the performance guarantee obligation as mentioned in Operating Cash Flows above. Additional sources of funds include $116,905 of proceeds from draws on the equipment line of credit as well as $25,575 of proceeds from the exercise of stock options. These items were partially offset by net payments of $478,000 on the Company's revolver and payments on term notes payable of $198,854.

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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2014 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation.	(a)
3.1	Amended and Restated By-laws.	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan.	(c)
4.10*	2010 Equity Incentive Plan.	(d)
4.11	Form of Subordinated Note.	(e)
4.12	Form of Subordination Agreement.	(e)
4.13	Form of Warrant to Purchase Common Stock.	(e)
10.48	Separation Agreement between James E. Rouse and the Company dated October 25, 2012.	(f)
10.49	Interim Agreement between Michael S. Gunter and the Company dated October 29, 2012.	(f)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(g)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.	(g)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013.	(g)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.	(g)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated June 7, 2013, effective January 1, 2007.	(h)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison dated September 12, 2013.	(i)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated January 9, 2014.	(g)
10.57*	Employment Agreement between the Company and Derek T. Welch dated January 9, 2014.	(g)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note, dated June 26, 2014.	X-1
16.1	Letter from Grant Thornton LLP.	(j)
21.0	Subsidiaries.	(k)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).	X-2
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).	X-3
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X-4
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X-5
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
August 8, 2014	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Corporate Controller
(principal financial and accounting officer)