Form 10-Q
period 2014-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2014-11-12
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014 or

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

As of November 12, 2014 there were 2,757,339 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$329,240	$749,766
Restricted cash	—	1,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 at September 30, 2014 and $40,000 at December 31, 2013	3,709,782	3,803,853
Inventories, net	3,144,105	2,335,291
Prepaid expenses and other current assets	647,957	513,197
Assets from discontinued operations	—	1,509
Total current assets	7,831,084	8,403,616
Property, plant and equipment, net	7,569,024	7,579,556
Intangible assets, net	121,063	184,517
Other assets	104,841	185,595
Total assets	$15,626,012	$16,353,284

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$2,046,495	$—
Equipment line of credit, current portion	—	85,387
Term notes payable, current portion	485,027	335,760
Accounts payable	2,234,735	2,156,031
Accrued expenses & other current liabilities	713,225	436,775
Customer deposits	525,607	341,465
Deferred revenue, current	187,792	248,559
Performance guarantee liability	—	1,000,000
Liabilities from discontinued operations, current	320,056	319,787
Total current liabilities	6,512,937	4,923,764
Long-term liabilities:
Revolving line of credit	—	2,774,495
Equipment line of credit, non-current portion	—	538,707
Term notes payable, non-current portion	1,455,066	1,179,709
Subordinated promissory notes	438,531	417,769
Deferred revenue, non-current	91,824	172,316
Total long-term liabilities	1,985,421	5,082,996
Total liabilities	8,498,358	10,006,760

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,757,339 outstanding at September 30, 2014 and 3,926,491 issued, 2,722,239 outstanding at December 31, 2013	39,265	39,265
Additional paid-in-capital	11,308,105	11,236,236
Treasury stock at cost, 1,169,152 shares at September 30, 2014 and 1,204,252 at December 31, 2013	(3,190,369)	(3,272,808)
Accumulated other comprehensive income	42,502	42,502
Accumulated deficit	(1,071,849)	(1,698,671)
Total shareholders’ equity	7,127,654	6,346,524
Total liabilities and shareholders’ equity	$15,626,012	$16,353,284
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$6,045,872	$4,728,217	$18,329,472	$15,251,851
Cost of sales	4,885,043	4,178,406	14,723,334	13,192,226
Gross profit	1,160,829	549,811	3,606,138	2,059,625

Selling and marketing	252,995	209,498	785,075	696,712
General and administrative	597,413	727,664	1,735,279	2,037,139
Research and development	110,441	131,077	292,962	251,772
Total operating expenses	960,849	1,068,239	2,813,316	2,985,623

Income (loss) from continuing operations	199,980	(518,428)	792,822	(925,998)
Other income (expense):
Interest expense	(66,236)	(51,393)	(206,914)	(258,940)
Other income (expense), net	(4,099)	293	44,900	8,063
Total other expense, net	(70,335)	(51,100)	(162,014)	(250,877)
Income (loss) from continuing operations before income taxes	129,645	(569,528)	630,808	(1,176,875)
Income tax provision	—	—	2,207	2,267,969
Net income (loss) from continuing operations	129,645	(569,528)	628,601	(3,444,844)
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provisions of $0 for the three and nine months ended September 30, 2014 and 2013, respectively	—	3,977	(1,779)	(16,569)
Net income (loss)	$129,645	$(565,551)	$626,822	$(3,461,413)

Income (loss) per share - basic
Continuing operations	$0.05	$(0.21)	$0.23	$(1.27)
Discontinued operations	—	—	—	(0.01)
Income (loss) per share - basic	$0.05	$(0.21)	$0.23	$(1.28)

Income (loss) per share - diluted
Continuing operations	$0.05	$(0.21)	$0.22	$(1.27)
Discontinued operations	—	—	—	(0.01)
Income (loss) per share - diluted	$0.05	$(0.21)	$0.22	$(1.28)

Weighted average common shares outstanding - basic	2,748,479	2,704,239	2,731,530	2,704,239
Weighted average common shares outstanding - diluted	2,855,223	2,704,239	2,815,776	2,704,239
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Nine months ended September 30,	2014	2013
Cash flows from operating activities:

Net income (loss)	$626,822	(3,461,413)
Loss from discontinued operations	1,779	16,569
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	(21,000)	174
Depreciation and amortization	1,177,364	1,065,405
Non-cash interest expense	20,762	—
Change in allowance for doubtful accounts	10,000	(77,098)
Deferred income taxes	—	2,267,969
Share-based compensation expense	22,186	40,646
Changes in operating assets and liabilities:
Accounts receivable	84,071	716,930
Inventories	(808,814)	(238,907)
Prepaid expenses and other current assets	(134,760)	(47,646)
Other non-current assets	80,753	(44,171)
Accounts payable	78,704	102,581
Accrued expenses and other current liabilities	399,826	77,803
Other non-current liabilities	(80,492)	(86,238)
Net cash provided by (used in) operating activities of continuing operations	1,457,201	332,604
Net cash provided by (used in) operating activities of discontinued operations	(1,509)	(277,215)
Net cash provided by (used in) operating activities	1,455,692	55,389

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,104,265)	(1,200,346)
Proceeds from sale of property, plant and equipment	24,500	1,528
Cash paid for patents and trademarks	(2,613)	(33,902)
Net cash provided by (used in) investing activities from continuing operations	(1,082,378)	(1,232,720)
Net cash provided by (used in) investing activities from discontinued operations	—	284,300
Net cash provided by (used in) investing activities	(1,082,378)	(948,420)

Cash flows from financing activities:
(Payments on) proceeds from revolving line of credit, net	(728,000)	2,399,493
Payments on demand line of credit	—	(800,000)
Proceeds from equipment line of credit	116,905	177,251
Proceeds from term notes payable	—	1,500,000
Payments on term notes payable	(316,376)	(1,432,201)
Proceeds from stock option exercises	97,022	—
Proceeds from warrant exercises	35,100	—
Restricted cash	—	(1,000,000)
Net cash provided by (used in) financing activities from continuing operations	(795,349)	844,543
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(795,349)	844,543

Net increase (decrease) in cash and cash equivalents	(422,035)	(48,488)
Cash and cash equivalents, beginning of period	751,275	508,590
Cash and cash equivalents, end of period	329,240	460,102
Less: cash and cash equivalents of discontinued operations at end of period	—	4,285
Cash and cash equivalents of continuing operations at end of period	$329,240	$455,817
(continued)

	Nine months ended September 30,
Supplemental Cash Flow Information (unaudited)	2014	2013
Cash paid for interest	$173,445	$91,751
Cash received from tax refund	$—	$66,951
Non-cash activities:
Acquisition of equipment with equipment notes	$—	$272,500
Equipment line of credit converted to term notes payable	$740,999	$—
Reduction of restricted cash offset by performance guarantee	$975,430	$—

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Period Ended September 30, 2014

Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The consolidated financial statements (the "financial statements") include the accounts of Arrhythmia Research Technology, Inc (“ART”) and its subsidiary, Micron Products, Inc. ("Micron" and together with ART, the “Company”). ART discontinued operations of it’s wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. (“RMDDxUSA”) and that subsidiary’s Prince Edward Island subsidiary, RMDDx Corporation (“RMDDx” and collectively with RMDDxUSA,“WirelessDx”) in the third quarter of 2012. The WirelessDx results are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents the calculation of both basic and diluted EPS.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$129,645	$(569,528)	$628,601	$(3,444,844)
Income (loss) from discontinued operations, net of tax	—	3,977	(1,779)	(16,569)
Net income (loss) available to common shareholders	$129,645	$(565,551)	$626,822	$(3,461,413)

Basic EPS:
Weighted average common shares outstanding	2,748,479	2,704,239	2,731,530	2,704,239

Income (loss) per share - basic
Continuing operations	$0.05	$(0.21)	$0.23	$(1.27)
Discontinued operations	—	—	—	(0.01)
Consolidated basic EPS	$0.05	$(0.21)	$0.23	$(1.28)

Diluted EPS:
Weighted average common shares outstanding	2,748,479	2,704,239	2,731,530	2,704,239
Assumed conversion of net common shares issuable under stock option plans	62,359	—	49,439	—
Assumed conversion of net common shares issuable under warrants	44,385	—	34,807	—
Weighted average common and common equivalent shares outstanding, diluted	2,855,223	2,704,239	2,815,776	2,704,239

Income (loss) per share - diluted
Continuing operations	$0.05	$(0.21)	$0.22	$(1.27)
Discontinued operations	—	—	—	(0.01)
Consolidated diluted EPS	$0.05	$(0.21)	$0.22	$(1.28)

3.	Inventories, net
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$1,054,274	$947,765
Work-in-process	860,008	266,431
Finished goods	1,229,823	1,121,095
Total	$3,144,105	$2,335,291
The cost of silver in inventory that is included in raw materials, work-in-process and finished goods had an estimated cost of $482,000 and $382,000 as of September 30, 2014 and December 31, 2013, respectively. Work-in-process increased $593,577 from December 31, 2013 to September 30, 2014. This increase was primarily due to in-process tooling of $411,733.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	Asset Lives (in years)			September 30, 2014	December 31, 2013
Machinery and equipment	3	to	15	$14,402,503	$13,734,528
Building and improvements		20		4,360,114	4,303,156
Vehicles	3	to	5	90,713	94,227
Furniture, fixtures, computers and software	3	to	5	1,349,931	1,317,189
Land				202,492	202,492
Construction in progress				364,267	177,473
Total property, plant and equipment				20,770,020	19,829,065
Less: accumulated depreciation				(13,200,996)	(12,249,509)
Property, plant and equipment, net				$7,569,024	$7,579,556

For the three and nine months ended September 30, 2014, the Company recorded $369,518 and $1,111,297 of depreciation expense, respectively, as compared to $369,917 and $1,065,283 for the three and nine months ended September 30, 2013, respectively.

5.	Intangible Assets, Net
The Company assesses the impairment of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  In the third quarter of 2014, the Company reviewed unamortized patent costs for patents pending. As a result of this review, the Company determined that the patents pending related to the Ambulatory Physiological Monitoring with Remote Analysis were no longer patentable and recorded an impairment charge of $56,237 for the full cost of these patents pending. The impairment charge is included as a component of general and administrative expense on the statement of operations for the three and nine months ended September 30, 2014 and is reflected in the statement of cash flows within depreciation and amortization.
Additionally, in 2014, the Company removed the fully-amortized gross and accumulated amortization balances for the discontinued operations of WirelessDx. Intangible assets consist of the following:

		September 30, 2014			December 31, 2013
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and trademarks	12	$414,437	$393,931	$20,506	$476,390	$454,566	$21,824
Patents and trademarks pending	—	83,494	—	83,494	143,968	—	143,968
Trade names	8	33,250	16,187	17,063	33,250	14,525	18,725
Total intangible assets		$531,181	$410,118	$121,063	$653,608	$469,091	$184,517
Amortization expense, including the $56,237 impairment charge, for the three and nine months ended September 30, 2014 was $57,231 and $66,067, respectively, and was $994 and $122 for the three and nine months ended September 30, 2013. Amortization expense for the nine months ended September 30, 2013 also reflects adjustments to correct year to date accumulated amortization in the second quarter of 2013.

6.	Debt
The following tables set forth the items which comprise debt for the Company:
Lines of credit

	September 30, 2014	December 31, 2013
Revolving line of credit, current	$2,046,495	$—
Revolving line of credit, non-current	$—	$2,774,495
Equipment line of credit, current portion	$—	$85,387
Equipment line of credit, non-current portion	$—	$538,707
Long-term debt and promissory notes

	September 30, 2014	December 31, 2013
Term notes payable
Commercial term loan	$1,082,005	$1,293,378
Equipment term loan	674,550	—
Equipment notes	183,538	222,091
Term notes payable	1,940,093	1,515,469
Less: current portion	485,027	335,760
Long-term notes payable	$1,455,066	$1,179,709

Subordinated promissory notes	$438,531	$417,769

The revolving line of credit, equipment line of credit, equipment term loan and the commercial term loan are all under the terms of a multi-year credit facility with a bank entered into on March 29, 2013. The bank facility contains both financial and non-financial covenants.
Revolving line of credit
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at September 30, 2014). The revolver has a maturity date of June 2015.
Equipment line of credit and equipment term loan
The equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with a maturity date of March 29, 2019 with monthly payments of $13,890, consisting of principal and interest at a fixed rate of 4.65%.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. This equipment line of credit is for the purchase of capital equipment. At September 30, 2014, no amounts had been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
Commercial term loan
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum.
Equipment notes
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest over a five year term maturing in January 2018.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and nine months ended September 30, 2014, the Company recorded $6,920 and 20,762 of non-cash interest expense, respectively, related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $61,469 at September 30, 2014 and $82,231 at December 31, 2013.
7. Income Taxes
The tax provisions for the three and nine months ended September 30, 2014 and 2013 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations. No provision was recorded for the three months ended September 30, 2014, as such amounts were determined to be negligible because of the Company’s ability to offset the taxable income with loss carryforwards and the reversal of portions of the valuation allowance on deferred tax assets.
The tax provision for the nine months ended September 30, 2013 also includes the impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s beginning of the year deferred tax assets. The Company has a full valuation allowance against its deferred tax assets at September 30, 2014 and December 31, 2013. Management expects to reevaluate the allowance on its deferred tax assets at December 31, 2014.

The Company has federal, state and foreign net operating loss carryforwards totaling $7,420,000, $10,471,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $281,000, respectively. The federal and state tax credits begin to expire in 2026 and 2014, respectively.
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
9. Stock Options and Share-Based Incentive Plan
Options
The following table sets forth the stock option transactions for the nine months ended September 30, 2014:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	256,500	$5.61	5.3	—
Granted	—	—	—	—
Exercised	(25,100)	3.87	—	—
Forfeited/expired	(56,500)	7.15	—	—
Outstanding at September 30, 2014	174,900	5.36	6.4	—

Exercisable at September 30, 2014	67,900	$6.30	4.6	$100,037
Exercisable at December 31, 2013	120,000	$6.34	2.5	$8,850
For the three and nine months ended September 30, 2014, share-based compensation expense related to stock options amounted to ($4,361) and $22,186, respectively, and is included in general and administrative expenses. The credit for the three months ended September 30, 2014 was the result of adjustments to forfeiture rate estimates.
For the three and nine months ended September 30, 2014, 15,500 and 25,100 stock options were exercised generating proceeds of $64,286 and 97,022, respectively.
Warrants
In July 2014, the Company received proceeds of $35,100 from the exercise of 10,000 warrants.
10. Discontinued Operations
There was no revenue from discontinued operations for the three and nine months ended September 30, 2014 or 2013, respectively. Activity during the above noted periods consisted primarily of legal and other fees incurred offset by minor reversals.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income on the condensed consolidated statements of operations.
The assets and liabilities of the discontinued operations are listed below:

	September 30, 2014	December 31, 2013
Cash	$—	$1,509
Total current assets from discontinued operations	—	1,509
Total assets from discontinued operations	$—	$1,509

Accounts payable and accrued expenses	$320,056	$319,787
Total current liabilities from discontinued operations	320,056	319,787
Total liabilities from discontinued operations	$320,056	$319,787

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
ART discontinued operations of its wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA, “WirelessDx”) in the third quarter of 2012. The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes in this Form 10-Q. On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. The trustee conducted the statutory Meeting of Creditors on June 16, 2014. There has been no further activity in the bankruptcy proceeding.
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	88.4	80.3	86.5
Gross profit	19.2%	11.6%	19.7%	13.5%
Selling and marketing	4.2	4.4	4.3	4.6
General and administrative	9.9	15.4	9.5	13.4
Research and development	1.8	2.8	1.6	1.7
Other expense	(1.2)	(1.1)	(0.9)	(1.6)
Income (loss) before income tax provision and discontinued operations	2.1	(12.1)	3.4	(7.8)
Income tax provision	—	—	—	14.9
Income (loss) from continued operations	2.1	(12.1)	3.4	(22.7)
Income (loss) from discontinued operations	—	0.1	—	(0.1)
Net income (loss)	2.1%	(12.0)%	3.4%	(22.8)%

Net Sales
The Company's consolidated net sales for the three months ended September 30, 2014 were $6,045,872, an increase of $1,317,655, or 27.9%, when compared to the consolidated net sales of $4,728,217 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company's consolidated net sales were $18,329,472, an increase of $3,077,621, or 20.2%, as compared to total net sales of $15,251,851 for the nine months ended September 30, 2013.
The increase in net sales for the three months ended September 30, 2014, was due to increased sales in sensors of $603,091, or 26.6%, over the same period in 2013. The increase in sensor sales was due to a 32.3% increase in volume, as well as an increase in silver surcharge billed despite an 8.1% decrease in the average price of silver for the three months ended September 30, 2014, as compared to the same period in 2013. Sales of contract manufacturing of machined orthopedic implants increased $227,734, or 24.5%, for the three months ended September 30, 2014 as compared to the same period in 2013 due to increased order volume. Additionally, net sales of custom thermoplastic injection molding increased $365,960, or 26.0%, for the three months ended September 30, 2014 due to increased order volume of automotive and medical device components as well as less-lethal ordinance products for the military and law enforcement markets.
For the nine months ended September 30, 2014, net sales increased due to higher volume across all product lines as compared to the same period in 2013. For the nine months ended September 30, 2014, net sales for sensors increased $894,735, or 11.3% as compared to the same period in 2013. The increase in sensor sales was due to a 21.8% increase in volume, as well as an increase in silver surcharge billed despite a 19.8% decrease in the average price of silver for the nine months ended September 30, 2014 as compared to the same period in 2013. For the nine months ended September 30, 2014, contract manufacturing of machined orthopedic implants increased $1,962,834, or 76.5% due to increased volume. Additionally, net sales of custom thermoplastic injection molding and tooling increased $304,283, or 7.7%, due to increased order volume of automotive and medical device components as well as less than lethal ordinance products for the military and law enforcement markets.
Gross Profit
Gross profit and gross margin for both the three and nine months ended September 30, 2014 and 2013, respectively, are outlined in the tables below:

Three months ended September 30,
2014		2013		Increase (Decrease)
Gross Profit $	Gross Margin %	Gross Profit $	Gross Margin %	Gross Profit $	Gross Margin Points
$1,160,829	19.2%	$549,811	11.6%	$611,018	7.6

Nine months ended September 30,
2014		2013		Increase (Decrease)
Gross Profit $	Gross Margin %	Gross Profit $	Gross Margin %	Gross Profit $	Gross Margin Points
$3,606,138	19.7%	$2,059,625	13.5%	$1,546,513	6.2

Gross margin expansion for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, were due primarily to sales growth, as a result of increased order volumes, cost controls and production efficiencies, across all product lines.
Gross margin expansion in the Company’s sensor product line for the three months ended September 30, 2014 is the result of a 32.3% increase in order volume, partially offset by an 8.1% decrease in the average price of silver as compared to the same period in 2013. For the nine months ended September 30, 2014 sensor volume increased 11.3%, partially offset by a 19.8% decrease in the average price of silver.
Gross margin in the contract manufacturing of machined orthopedic implants for the three and nine months ended September 30, 2014 expanded as a result of increased order volume and improved cost controls. The Company's custom thermoplastic injection molding experienced mix gross margin results on increased sales for the three and nine months ended September 30, 2014 due to product mix as compared to the same period in 2013.
For the three months ended September 30, 2014 gross profit on tooling increased, whereas the gross margin experienced compression in part due to the impact of net revenue deferrals in the quarter as compared to the same period in 2013. However, for the nine months ended September 30, 2014, gross profit from tooling decreased but experienced an expansion of gross margin due to the impact of net revenue deferrals.

Other gross profit consists of cost of sales support function such as quality, engineering, tooling maintenance, material handling and other cost of sales adjustments.
Selling and Marketing
The Company's consolidated selling and marketing expenses amounted to $252,995 (4.2% of net sales) for the three months ended September 30, 2014 as compared to $209,498 (4.4% of net sales) for the three months ended September 30, 2013, an increase of $43,497, or 20.8%.  For the three months ended September 30, 2014, commissions increased $46,974 versus the same period in 2013 due largely to increased net sales in machined orthopedic implants. This increase was partially offset by decreases in other selling and marketing expenditures.
For the nine months ended September 30, 2014, the Company's consolidated selling and marketing expenses increased to $785,075 (4.3% of net sales) as compared to $696,712 (4.6% of net sales) for the nine months ended September 30, 2013, an increase of $88,363, or 12.7%. For the nine months ended September 30, 2014, commissions increased $49,445 as compared to the same period in 2013 due largely to increased net sales of machined orthopedic implants. Additionally, increases in marketing expenses of $48,400 were primarily the result of a new marketing campaign related to the Company's machined orthopedic implants. This increase was partially offset by decreases in other selling and marketing expenditures.
General and Administrative
The Company's consolidated general and administrative expenses decreased to $597,413 (9.9% of net sales) for the three months ended September 30, 2014 as compared to $727,664 (15.4% of net sales) for the three months ended September 30, 2013, a decrease of $130,251, or 17.9%
The Company's consolidated general and administrative expenses decreased to $1,735,279 (9.5% of net sales) for the nine months ended September 30, 2014 as compared to $2,037,139 (13.4% of net sales) for the nine months ended September 30, 2013, a decrease of $301,860, or 14.8%.
The decreases in consolidated general and administrative expenses for both the three and nine months ended September 30, 2014, respectively, were due in part to decreased wages, taxes, benefits and travel of $152,460 and $264,658, respectively, due in part to the resignations of both the former Interim CEO and former Chief Financial Officer in 2013. Accounting fees were lower by $68,222 and $128,296, respectively, by eliminating audit overruns. Stock based compensation expense decreased $17,261 and $18,460, respectively, largely as the result of adjustments to forfeiture rate estimates.
Additional decreases for the nine months ended September 30, 2014 as compared to the same period in 2013 occurred in bank fees of $28,393 due to a decrease in outstanding debt and depreciation and amortization of $25,686 due primarily to computer equipment becoming fully depreciated.
The above decreases were partially offset by increases, for both the three and nine months ended September 30, 2014, for bonus accruals of $50,000 and $100,000, respectively, as well as an increase in shareholder relations expense of $46,252 and $42,759, respectively, due to the engagement of an investor relations firm. Additionally, the decreases for the three and nine months ended September 30, 2014, were partially offset by amortization expense of $56,237 related to the September 2014 impairment of certain patents pending.
Research and Development
The Company's consolidated research and development expenses decreased to $110,441 (1.8% of net sales) for the three months ended September 30, 2014 as compared to $131,077 (2.8% of net sales) for the three months ended September 30, 2013, a decrease of $20,636, or 15.7%. The decrease is due largely to a reduction in wages, taxes and benefits of $40,227 due in part to a headcount reduction of two people, as well as capitalized labor of $9,583 related to the installation of new capital equipment in our sensors line. These decreases were partially offset by an increase of $40,300 for internal research and development costs for the development of new products and capabilities related to medical device components.
The Company's consolidated research and development expenses increased to $292,962 (1.6% of net sales) for the nine months ended September 30, 2014 as compared to $251,772 (1.7% of net sales) for the nine months ended September 30, 2013, an increase of $41,190, or 16.4%.  The increase is due largely to a $82,109 increase in internal research and development costs for the development of new products. This increase is partially offset by a decrease in wages, taxes and benefits of $22,838, as well as capitalized labor of $12,245 related to the installation of new capital equipment in our sensors line.
The Company has also dedicated resources to customer funded research and development of new products in the military and law enforcement industry.
Other Income (Expense)
Other expense, net was $70,335 for the three months ended September 30, 2014 as compared to $51,100 for the three months ended September 30, 2013, an increase of $19,235, primarily as a result of an increase in interest expense. For the nine months ended September 30, 2014, other expense, net, was $162,014 as compared to $250,877 for the nine months ended September 30, 2013, a decrease of $88,863 due primarily to a decrease in interest expense.
The decrease in interest expense for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to $111,989 of interest expense in 2013 from the payoff of equipment notes and operating leases as part of entering into the new credit facility in March 2013.
Income Tax Provision
The tax provisions for the three and nine months ended September 30, 2014 and 2013 are attributable to the U.S. Federal, state and foreign income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations for both the three months ended September 30, 2014 and 2013 was 0%. The effective income tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 0.1% and (192%), respectively.
In the second quarter of 2013, the Company made the determination that the utilization of the deferred tax assets no longer met the more-likely-than-not recognition threshold and recorded a full valuation allowance against its deferred tax assets. The tax provision for the nine months ended September 30, 2013 includes the impact on tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company's beginning of the year deferred tax assets. The Company expects to be able to reverse the allowance against taxable income in 2014 resulting in a 0% tax rate.
The change in the income tax provision for the three and nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to the establishment of a full valuation allowance against deferred tax assets in 2013.
The Company has federal, state and foreign net operating loss carryforwards totaling $7,420,000, $10,471,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $281,000, respectively. The federal and state tax credits begin to expire in 2026 and 2014, respectively.
Income (Loss) from Discontinued Operations
There was no revenue from discontinued operations for the three and nine months ended September 30, 2014 or 2013, respectively. Activity during the above noted periods consisted primarily of legal and other fees.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income on the condensed consolidated statements of operations.
Earnings (Loss) Per Share
The basic and diluted earnings per share, from continuing operations, for the three months ended September 30, 2014 was $0.05 as compared to basic and diluted loss per share from continuing operations of $0.21 for the same period in 2013, an increase in earnings per share of $0.26, or 123.8%.
The basic and diluted earnings per share, from continuing operations, for the nine months ended September 30, 2014 were $0.23 and $0.22, respectively, as compared to basic and diluted loss per share from continuing operations of $1.27 for the same period in 2013, an increase in basic and diluted earnings per share of $1.50 and 1.49, respectively, or 118.1% and 117.3%, respectively.
Off-Balance Sheet Arrangements
In March 2013 all operating leases were paid in full and closed as part of the new bank credit facility. Lease expense under all operating leases for the three months ended September 30, 2014 and 2013 was $0. Lease expense for the nine months ended September 30, 2014 was $0 as compared to $51,898 for the same period in 2013.
Liquidity and Capital Resources
Working capital was $1,318,147 as of September 30, 2014, as compared to $3,479,852 at December 31, 2013.  The decrease is due largely to the revolving line of credit becoming a short term obligation due to its June 2015 expiration date. The Company expects to renew the revolving line of credit prior to its maturity in June 2015.
Cash and cash equivalents from continuing operations were $329,240 and $749,766 at September 30, 2014 and December 31, 2013, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories were $3,144,105 at September 30, 2014, as compared to $2,335,291 at December 31, 2013, an increase of $808,814.  This increase was due in part to increased work-in-progress in tooling.

Capital equipment expenditures were $1,104,265 for the nine months ended September 30, 2014, due to investments in machinery and equipment primarily for molding equipment as well as investments in equipment for the contract manufacturing of machined orthopedic implants.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. The credit facility includes a revolving line of credit ("revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million.
The revolving line of credit provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at September 30, 2014). The revolver has a maturity date of June 2015. The balance outstanding on the revolver was $2,046,495 as of September 30, 2014.
The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum. At September 30, 2014, the balance of the commercial term loan was $1,082,005.
The equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 28, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of principal and interest of 4.65%. The balance of the equipment term loan was $674,550 as of September 30, 2014.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility entered into on March 29, 2013 with the Massachusetts based bank. The equipment line of credit is for the purchase of capital equipment. At September 30, 2014, no amounts have been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% (3.5% at September 30, 2014) as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest over the term of five years. The outstanding balance of these equipment notes at September 30, 2014 was $183,538.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis, resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and nine months ended September 30, 2014, the Company recorded $6,920 and $20,762 of non-cash interest expense, respectively, related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $61,469 at September 30, 2014, and $82,231 at December 31, 2013. In July 2014, the Company received proceeds of $35,100 from the exercise of 10,000 warrants.
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
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income (expense) on the condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, the Company had $0 and $1,000,000 of restricted cash, respectively.
No dividends were declared or paid in the three or nine months ended September 30, 2014 and 2013, respectively.

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
Summary of Changes in Cash Position
As of September 30, 2014, the Company had cash on hand of $329,240. For the nine months ended September 30, 2014, net cash provided by operating activities of continuing operations was $1,457,201, while net cash used in operating activities of discontinued operations was $1,509. Net cash used in investing activities for the nine months ended September 30, 2014 was $1,082,378, all from continuing operations. Net cash used in financing activities for the nine months ended September 30, 2014 was $795,349, all from continuing operations. The net cash flows for the nine months ended September 30, 2014 are discussed in further detail below.
As of September 30, 2013, the Company had cash on hand of $455,817. For the nine months ended September 30, 2013, net cash provided by operating activities totaled $55,389. Net cash provided by operating activities of continuing operations was $332,604, while net cash used in operating activities of discontinued operations of $277,215. Net cash used in investing activities was $948,420 comprised of net cash used in investing activities of continuing operations of $1,232,720 and net cash provided by investing activities of discontinued operations of $284,300. Net cash provided by financing activities was $844,543 comprised of net cash provided by financing activities of continuing operations of $844,543 and net cash provided by financing activities of discontinued operations of $0.
Operating Cash Flows
For the nine months ended September 30, 2014, net cash provided by operating activities was $1,455,692. Net cash provided by operating activities from continuing operations of $1,457,201. Cash provided by operating activities was due largely to net income of $626,822 as well as non-cash add-backs for depreciation and amortization of $1,177,364, inclusive of an impairment charge against intangibles of $56,237. Cash was also provided by an increase in accrued expenses and other current liabilities of $399,826 due primarily to increased customer deposits of $184,142 as well as accrued payroll, taxes and benefits of $209,470. Additional sources of funds were provided by a $84,071 decrease in accounts receivable and a decrease of $80,753 in other non-current assets. In addition to the non-cash add-backs for depreciation and amortization mentioned above there were additional non-cash add-backs of $22,186 for stock based compensation, $20,762 of non-cash interest expense and $10,000 from the increase in the allowance for doubtful accounts. These were partially offset by cash used to increase inventory of $808,814, in part due to work-in-process related to tooling, as well as cash used in deposits, prepaid expenses and other assets which increased $134,760.
Investing Cash Flows
For the nine months ended September 30, 2014, net cash used in investing activities was $1,082,378, all from continuing operations. The net cash used was primarily for capital expenditures of $1,104,265, largely for machinery and equipment, primarily molding equipment. The capital expenditures were partially offset by $24,500 of proceeds from the sale of fixed assets.
Financing Cash Flows
For the nine months ended September 30, 2014, net cash used in financing activities was $795,349, all from continuing operations. Net cash used in financing activities included the change in restricted cash to unrestricted for the purpose of satisfying the performance guarantee obligation as mentioned in Operating Cash Flows above. Additional usage of funds were from the net payments of $728,000 on the Company's revolver as well as payments on term notes payable of $316,376. These items were partially offset by $116,905 of proceeds drawn on the equipment line of credit, $97,022 of proceeds from the exercise of stock options and $35,100 of proceeds from the exercise of warrants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer (“the Certifying Officers”) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Certifying Officers have concluded the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2014 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Articles of Incorporation.	(a)
3.1	Amended and Restated By-laws.	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan.	(c)
4.10*	2010 Equity Incentive Plan.	(d)
4.11	Form of Subordinated Note.	(e)
4.12	Form of Subordination Agreement.	(e)
4.13	Form of Warrant to Purchase Common Stock.	(e)
10.48	Separation Agreement between James E. Rouse and the Company dated October 25, 2012.	(f)
10.49	Interim Agreement between Michael S. Gunter and the Company dated October 29, 2012.	(f)
10.50	First Amendment and Loan Modification dated March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(g)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.	(g)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013.	(g)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated March 28, 2013, effective April 1, 2013.	(g)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated June 7, 2013, effective January 1, 2007.	(h)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison dated September 12, 2013.	(i)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated January 9, 2014.	(l)
10.57*	Employment Agreement between the Company and Derek T. Welch dated January 9, 2014.	(l)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note, dated June 26, 2014.	X-1
16.1	Letter from Grant Thornton LLP.	(j)
21.0	Subsidiaries.	(k)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).	X-2
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).	X-3
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X-4
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X-5
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
(l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
November 12, 2014	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Corporate Controller
(principal financial and accounting officer)