Form 10-K
period 2014-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2015-03-20
CIK 819689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K
☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
         Large Accelerated filer ☐    Accelerated filer ☐   Non-Accelerated filer ☐   Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,472,399.
 On March 20, 2015, there were 2,779,439 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Arrhythmia Research Technology, Inc.

PART I

Item 1. BUSINESS
OVERVIEW
Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device technologies requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, industrial and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's orthopedic implant manufacturing operation produces quick-turn, high volume and patient-specific finished orthopedic implants. The Company has custom thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with nearly half of its revenue derived from exports. The Company was formed in 1986 and its shares have traded on the NYSE MKT (formerly AMEX) since 1992 under the symbol HRT.
Micron's strategy for growth is to build a best-in-class quality organization and capitalize on the Company's engineering design expertise and reliable, proprietary manufacturing processes to further penetrate the medical device contract manufacturing market.
ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp, ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and, collectively with RMDDxUSA, sometimes referred to as “WirelessDx”) discontinued operations in the third quarter of 2012 and filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in May 2014. It is anticipated that the trustee overseeing RMDDxUSA Corp’s bankruptcy estate will take the steps necessary to close the bankruptcy case in 2015.  The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes included elsewhere in this Form 10-K.
    Products and Services
Sensors
Micron is a manufacturer and distributor of silver-plated and non-silver plated conductive resin sensors for use in the manufacture of disposable electrodes for electrocardiogram ("ECG") diagnostic, monitoring and related instrumentation. Micron's sensors consist of a molded plastic substrate plated with a silver/silver chloride surface, which is a highly sensitive conductor of electrical signals. Silver/silver chloride-plated disposable electrodes are utilized in coronary care units, telemetry units, and for other monitoring purposes. In addition to the traditional ECG tests, disposable electrodes incorporating Micron’s sensors are used in connection with stress tests, Holter monitoring, and event recorders.
Micron also manufactures sensors and conductive plastic studs used in the manufacture of radio translucent electrodes. The radio translucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the recording instrument without the use of a metal snap. The radio translucent electrodes are virtually invisible to X-rays and are preferred in some medical environments such as nuclear medicine, cardiac catheterization laboratories, and certain stress procedures. Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners in the radio translucent applications. These sensors and snaps have undergone testing and received a MR-Conditional certification in accordance with the American Society for Testing and Materials (ASTM) designations F2052-06e1, F2182-09 and F2119-07 from a licensed, accredited, independent testing laboratory. Other custom designed sensors are manufactured for specific unique applications in the electroencephalogram (EEG), electro-muscular stimulation (EMG) or thermo-electrical neural stimulation (TENS) markets.
Orthopedic Implant Components
The Company is a contract manufacturer of orthopedic implant components for full and partial knee replacements including femorals, tibial trays and inserts with capabilities that include investment castings (F-75), machining wrought bar (F-75 CrCo, F-136 Ti 6A-4V ELI ), machining ultra-high-molecular-weight polyethylene (UHMWPE), medical grade finishing, ultrasonic cleaning and passivation. The manufacturing process includes computer aided design ("CAD") and computer numerical controlled ("CNC") metal machining of personalized orthopedic implant components as well as higher volume components of similar geometries. The Company deploys the latest technologies in computer aided design and computer aided manufacturing (CAD/CAM) with 5-axis CNC machining centers. These products involve complex programming and machining of wrought and cast cobalt-chromium-molybdenum alloy and titanium as well as high molecular weight polymers to customer specifications. The Company brings implant components to a highly polished state and offers sterilization and packaging services. The Company produces superior curved machined surfaces on high molecular weight polymers to complete the implant kit. From patient-specific, where each implant is a different geometry, to standard-sized products, each requires precision, speed, and adherence to the most stringent of quality standards. Additional capabilities include laser marking, automated polishing and stereolithography.
Plastic Injection Molding
The Company's plastic injection molding services are especially suited to consumable medical products and medical device components. Micron’s capabilities meet the needs of customers who require very high quality parts, clean room molding, and close tolerance specifications. The Company offers automation and in-cycle vision inspection. Micron’s ITAR registration and Federal Firearms license assures military and defense customers that their stringent regulatory requirements can be met. The Company offers other value added services including packaging, assembly with outsourced and internally produced metal components, clean room manufacturing, and specialty coatings.
Other Products and Services
The Company provides its customers with key value added services, including the design, manufacture, and rehabilitation of injection molding tools. These capabilities leverage significant cost savings and speed by vertically integrating mold making and repair into the Company’s sensor and custom injection molding businesses. The Company’s engineers and mold designers work with customers’ product development engineers to design and produce unique tooling for their products. The Company creates a sustainable partnership with the customers from prototyping to full scale production. The design and manufacture of tooling is an indicator of future product revenue.
The Company's product life cycle management program is focused on the integration of plastic and metal components into sub-assemblies. The value added service of in-house production capabilities combined with a network of subcontracted specialty coatings, metallurgical treatments, and unique production capabilities has enabled the Company to diversify its capabilities to include defense industry consumables and equipment sub-assemblies.
    Customers and Net Sales
The Company offers its products and services to customers of all sizes, including large original equipment manufacturers (OEMs) and other manufacturers of medical devices and CMOs. The Company manufactures products upon receipt of purchase orders.  The Company generally does not receive purchase volume commitments extending beyond several months; however, the Company has a track record of establishing long term relationships with customers that results in repeat business year over year.
During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%, 13%, 12% and 10%, respectively, of total 2014 net sales. Accounts receivable from these four customers at December 31, 2014 were 11%, 9%, 15% and 14%, respectively, of the total accounts receivable balance at year end. During the year ended December 31, 2013, the Company had net sales to two customers constituting 16% and 15%, respectively, of total 2013 net sales. Accounts receivable from these two customers at December 31, 2013 was 16% and 10%, respectively, of the total accounts receivable balance at year end.
Net sales to the largest four customers accounted for 50% of total net sales in 2014 compared to 46% of total net sales in 2013. In 2014, the Company's largest four customers represented three of the Company's product lines as compared to the largest four customers in 2013 representing only two product lines.
The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sale of the Company’s products and services in certain industries.

	Revenue for the Years Ended December 31,
	2014	%	2013	%
Medical	$19,714,328	82	$17,459,309	82
Industrial	1,753,946	7	1,382,913	6
Military and Law Enforcement	1,358,568	6	1,499,428	7
Consumer Products	852,030	3	618,361	3
Other	391,420	2	381,041	2
Total	$24,070,292	100	$21,341,052	100
The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2014	%	2013	%
United States	$13,050,717	54	$11,642,242	55
Asia	5,168,283	21	3,676,854	17
Canada	3,791,229	16	3,625,470	17
Europe	1,344,098	6	1,639,986	8
Other	715,965	3	756,500	3
Total	$24,070,292	100	$21,341,052	100
While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars.
Marketing and Competition
The Company markets its capabilities and services to current and potential customers to provide full product life-cycle support to their product manufacturing needs. The Company's sales force leverages their long standing relationships, targeting new and potential customers through direct marketing, and regularly attending industry trade shows. The Company provides complex value added U.S. based manufacturing capabilities with plating/coating, injection molding, machining, mold making, maintenance and repair. Customers seek the Company's ability to produce complex products on their time lines and to their specifications. Micron’s ISO 13485:2003 and ISO 9001:2008, registrations, the international quality standards for medical devices and manufacturing, qualify Micron to further expand into products requiring tight controls and high standards.  The Company’s International Traffic in Arms Regulation ("ITAR") registration with the U.S. Department of State ("State Department") allows the Company to compete in military and law enforcement applications restricted by export controls and the U.S. Department of Defense ("DOD"). Micron also holds a class 10 federal firearms license for manufacture of products for the military and law enforcement.
The Company's U.S. based manufacturing capabilities compete in a large global and highly competitive market. Free trade agreements increase global competition, making every company in the same manufacturing arena around the world a potential customer or competitor. To meet this challenge, the Company focuses its development efforts on complex engineered products. Some of these products require specialty material, such as engineered resins. The Company has over forty years of experience in some product areas with long customer relationships and has developed competitive advantages through decades of constant process improvement and utilization of Lean/Six Sigma principles. The Company competes on the basis of quality and speed to market. The Company also believes its expertise in manufacturing and processes to comply with governmental regulations governing medical devices provides a competitive advantage in the marketplace. To remain competitive and to expand market share, the Company invests in training and educating its workforce, expanding manufacturing capacity and automating processes to increase productivity.
Manufacturing and Suppliers
The Company has registered its facilities with the U.S. Food and Drug Administration ("FDA") as well as under the State Department's ITAR registration. Micron is ISO 13485:2003, 9001:2008, 14001:2010 and OHSAS 18001:2010 registered.  Micron's injection molding machine capacity ranges from 15 to 300 tons and includes a class 10,000 clean room. Machining, mold making and tooling capabilities include 4 and 5 axis CNC, electrical discharge machining ("EDM"), milling, turning and grinding. Surface coating capabilities include electroplating, electroless plating, passivation and polishing. A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality, and automation.
While some customers may require highly engineered raw materials, the Company also uses commodity raw materials as the basis for its value-added manufacturing operations. Many of these commodities are widely available from multiple sources. Some specialty plastics are single sourced and, in a few cases, proprietary to the products the Company manufactures. The Company monitors the supply chain for commodity materials to manage availability in case of breaks in the global supply chain. For many products, the Company is one step in a complex supply chain for OEM customers. This requires coordination with upstream and downstream vendors in the supply chain. Coordination of production scheduling is imperative to meeting customer expectations.
Inventory Requirements
The Company holds inventory of raw materials, work in process, and finished goods.
The Company manages inventory levels to balance customer delivery requirements, manufacturing production scheduling efficiencies and supply chain coordination from suppliers and to customers. In many cases, the Company produces to a purchase order in a single production run to optimize production efficiency and holds inventory for customers to support multiple delivery dates. The Company also has customers for whom it holds inventory as a part of its manufacturing agreement. Customers benefit from Micron's ability to hold inventory on their behalf for just-in-time deliveries while the Company benefits from being able to optimize efficiencies of production scheduling and raw material volume purchasing.
Research and Development
Research and development efforts include the development of a unique process to improve silver coating during the manufacturing processes, including the design and testing of specific process improvements for certain medical device components. The Company also conducts customer funded research and development of new products in the military and law enforcement industry.
Patents and Proprietary Technology
The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. By having internal engineering, mold making, automation and manufacturing expertise, the Company is able to develop specialized processes throughout the product development and product manufacturing cycle.
Government Regulation
The Company's operations are subject to government regulations which establish compliance standards. As a result, there may be additional costs incurred to comply with such regulations in order to participate in certain markets. The medical device industry in particular requires strict compliance with governmental standards. The Company believes its expertise in manufacturing and processes to comply with these regulations provides a competitive advantage in the marketplace.  The FDA and the European Union equivalent ("CE Mark") promulgate quality systems requirements under which a medical device is to be developed, validated and manufactured. The DOD, Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) and the State Department also impose regulations on the production and transfer of certain goods and technical data. Because customers own the product designs, they may be directly subject to such regulations.  The development or manufacture of such products must be managed in accordance with applicable regulatory requirements and any special controls required by customers. The Company's manufacturing facilities are subject to periodic inspections by the FDA to determine compliance with the quality system and medical device reporting regulations and other requirements.
Conflict Minerals
The Financial Reform Bill (H.R. 4173) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Dodd-Frank Act, imposed reporting requirements relating to the use of a group of minerals extracted from the Democratic Republic of Congo ("DRC") and surrounding regions. These minerals are known as “Conflict Minerals” and include tin, tungsten, tantalum and gold. The Company uses tin in parts of its production and has confirmed with its suppliers that none of the tin or tin concentrates used by the Company in the production of products originate from the DRC or surrounding regions.
Environmental Regulation
The Company's operations involve use of hazardous and toxic materials and generate hazardous, toxic and other regulated wastes.  Its operations are subject to federal, state and local laws, regulations and directives governing the use, storage, handling and disposal of such materials and certain waste products. In 2012, Micron was certified as having met the international standards of ISO 14001:2010 and OHSAS 18001:2007, demonstrating its commitment to and performance of the highest standards of environmental controls and occupational health and safety standards. Micron has developed a system of compliance under the ISO certification and has introduced many new initiatives including the use of solar energy to benefit from renewable energy generation and reduce overall costs associated with production. A program is in place to reduce the Company's environmental footprint. The Company also works closely with state and local officials to ensure compliance with current and proposed regulations while supporting a regulatory environment that allows complex manufacturing to be competitive globally.
Seasonality
In general, the Company does not experience significant seasonality in its business. However, as a component supplier within broad manufacturing supply chains, occasional seasonal adjustments to production schedules may impact timing of orders from customers and consequently result in quarterly fluctuations in revenue.
Employees
As of December 31, 2014, the Company had a total of 119 full time employees as compared to 108 at December 31, 2013. Management believes that continued success will depend on its ability to retain and recruit skilled personnel. The Company has never had a work stoppage and none of the Company's employees are represented by a union. Management believes the Company has a good relationship with its employees.
Periodic Reporting and Financial Information
The Company registered its common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and has reporting obligations, including the requirement that it file annual and quarterly reports with the SEC.  The public may read and copy materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also makes available through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC. Its website address is http://www.arthrt.com. Information on the Company's website is not part of this Annual Report on Form 10-K.

Item 1A. RISK FACTORS
In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties that the Company does not presently know or that are currently not deemed significant to the Company's business may also impair the Company’s business, results of operations and financial condition.
The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control.  These factors include:

•	the Company's ability to retain order volumes from customers who represent high proportions of revenue;

•	the Company's ability to maintain the pricing model, offset higher costs with price increases and/or decrease the cost of sales;

•	the variability of customer delivery requirements and the ability of the Company to anticipate and respond thereto;

•	the level of sales of higher margin products and services and the Company's ability to increase such sales;

•
the Company's ability to renew its credit facility and manage its level of debt which makes the Company sensitive to the effects of economic downturns; the Company's level of debt and provisions in the debt agreements could limit the Company's ability to react to changes in the economy or its industry;

•
the Company's failure to comply with the financial and other covenants contained in its credit facility, including as a result of events beyond its control, which could result in an event of default, and adversely affect the Company's operating results and financial condition;

•	volatility in commodity and energy prices and the Company's ability to offset higher costs with price increases;

•	continued availability of supplies or materials used in manufacturing at competitive prices;

•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;

•	the Company's ability to attract and retain employees with the skills to meet the technically complex demands of manufacturing;

•	entrance of competitive products and services in the Company's markets;

•	the Company's ability to execute plans and motivate personnel in the execution of those plans;

•	the Company's ability to protect and retain trade secrets related to the Company's manufacturing processes;

•	adverse claims relating to the Company's intellectual property and product liability claims affecting the Company's products;

•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;

•	other risks referenced from time to time elsewhere in this report and in the Company's filings with the SEC;

•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;

•
the costs inherent with complying with statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the Company's ability to efficiently integrate future acquisitions and new lines of business that the Company may enter in the future, if any;

•
the Company's ability to maintain compliance with the NYSE MKT requirements for continued listing of the Company's common stock in which event the Company's securities may be delisted from the NYSE MKT which could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions; and

•	general economic conditions.
As a response to changes in the competitive environment, the Company may from time to time make certain pricing, service, technology or marketing decisions, or business or technology acquisitions, or experience fluctuations or reductions in customer orders that could have a material adverse effect on the quarterly and annual results.  Due to all of these factors, the operating results may fall below the expectations of stockholders and investors in any future period and make period to period comparisons difficult.
The Company is dependent on a limited number of large customers. The loss of, or inability to retain order volumes from, one or more of these customers, could have an adverse effect on the Company's financial results.
During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%, 13%, 12% and 10%, respectively, of total 2014 net sales. Accounts receivable from these four customers at December 31, 2014 were 11%, 9%, 15% and 14%, respectively, of the total accounts receivable balance at year end. During the year ended December 31, 2013, the Company had net sales to two customers constituting 16% and 15%, respectively, of total 2013 net sales. Accounts receivable from these two customers at December 31, 2013 was 16% and 10%, respectively, of the total accounts receivable balance at year end.
Sales to the largest four customers accounted for 50% of total net sales in 2014 compared to 46% of total net sales in 2013. Large corporations can change their demand for the Company's products and services with little or no warning making it difficult to forecast beyond the current or next quarter. In the case of precious metal plating, customer purchase arrangements take into account the fluctuating price of precious metals.
The loss of, or significant reduction in order volume, from one or more of these customers, could have an adverse effect on the Company's financial results. One of these customers advised the Company to expect lower demand in 2015 versus 2014.
Quarter to quarter variables, such as customer mix and profitability by product line, can be expected to result in fluctuations in quarterly results and make quarter to quarter comparisons difficult.
In 2014, the Company continued its trend toward diversification of its largest customers. In 2014, the Company's four largest customers represented three of the Company's product lines as compared to the Company's four largest customers in 2013 representing only two product lines. This trend toward a broader customer mix results in additional variables which can affect operating results product mix, product line gross margins and customer ordering patterns.
The Company believes that as it continues to develop its higher margin business and as its commodity products continue to see price compression and competitive pressures, the Company will continue to see fluctuations in quarterly revenue and earnings, which could make quarter to quarter and year over year comparisons difficult.
If the Company is unable to keep up with rapid technological changes, the processes or services it offers, or products it manufactures, may become obsolete or if the Company is no longer able to effectively manufacture, market and distribute these products, it could have a material adverse effect on the Company's financial condition.
In fiscal years 2014 and 2013, the Company derived 46% and 47%, respectively, of its net sales from a single product line. While the technology used in this product line has been used for many years, there is no assurance that a new patented or unpatented technology might not replace the existing technology.  Any substantial technological advance that eliminates this product line could have a material adverse effect on the Company's operating results. The Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for the Company’s products and services with little or no warning. Additionally, should any of our large OEM customers decide to vertically integrate the manufacturing of the product line, or chose to limit the number of qualified suppliers, our operating results may be adversely impacted.
The Company's dependence on large OEM customers, which can change demand on short notice, adds to the unpredictability of quarterly sales and earnings.
The Company’s large OEM customers are not required to have purchase volume commitments extending beyond several months and often lack dependable long-term forecasts. In addition, the Company’s large OEM customers may change their demand schedule, either up or down, within a relatively short time horizon.  Further, large OEM customers may choose to develop the capability of producing their own products. In addition, new customers may experience development delays, such as delays in FDA approvals, marketing delays in the development of sales channels or inadequate financing, any of which may delay the launch of new business and therefore may affect the timing of sales.
The Company's quarterly results have in the past and can be expected in the future to vary due to changes in demand within a quarter from large OEM customers. These changes in demand may also result in the Company incurring additional working capital costs and increased manufacturing unit cost due to these short-term fluctuations.  The expense levels and inventory, to a large extent, are based on shipment expectations in the quarter.  If sales levels fall below these expectations, through a delay in orders or otherwise, operating results are likely to be adversely affected.  An inability to accurately predict customer requirements makes cost-saving measures more difficult to implement.
Although the Company seeks to leverage its demonstrated product quality and expertise to expand its customer base and lessen its dependence on a few large customers, it can provide no assurance that it will be able to materially alter this dependency in the immediate future, if at all.
The failure to repay or renew the Company's credit facility upon maturity or to comply with financial and other covenants contained therein, including as a result of events beyond the Company's control, could result in an event of default, which, if incurred, could materially and adversely affect operating results and financial condition.
The Company's credit facility contains covenants that relate to various matters including debt and leverage ratios, further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than inventory or obsolete equipment in the normal course of business, changes in management or ownership and payment of dividends. If there were an event of default under any of the debt instruments that was not cured or waived, the holder of the defaulted debt could cause all amounts outstanding with respect to all debt owed to it to be due and payable immediately. The Company's ability to make payments on the indebtedness depends on the ability to generate cash in the future. If the Company does not generate sufficient cash flow to meet the debt service and working capital requirements, it may need to seek additional financing. Failure to generate sufficient cash flow may result in a violation of financial covenants under the Company's debt agreements and make it more difficult to obtain financing on terms that are acceptable, or at all. Management cannot assure that the Company's assets or cash flow would be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or upon an event of default, or that the Company would be able to extend, refinance or restructure the payments on those debt instruments.
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
Medical devices are subject to extensive governmental regulations relating to the manufacturing, labeling and marketing of such products and failure to comply with such regulations may adversely impact the Company’s operations and results of operations.
The medical device components the Company manufactures for its customers are subject to regulation by the FDA in the United States and other governmental authorities internationally. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming for the Company's customers and approvals might not be granted for future products on a timely basis, if at all. Any such approvals may delay the Company's ability to commence production of a new or modified product. Under FDA regulations such products and the Company's manufacturing facilities are subject to periodic inspections by the FDA to determine compliance with the quality system and medical device reporting regulations and other requirements. If the Company fails to fully comply with applicable regulatory requirements, the Company or its customers may be subject to a range of sanctions, including warning letters, product recalls and the suspension of product manufacturing, monetary fines and criminal prosecution.
Failure to comply with Quality System Regulations or industry standards could result in a material adverse effect on the Company's business and results of operations.
The Company's Quality Management System complies with the requirements of ISO 13485:2003, ISO 9001:2008, and its Environmental Health and Safety policies comply with ISO 14001:2010 and OHSAS 18001: 2010, respectively. In addition the Company has registered its manufacturing facilities under ITAR and with the FDA.  If the Company were not able to comply with the Quality Management System or industry-defined standards, it may not be able to fill customer orders to the satisfaction of its customers.  Failure to produce products compliant with these standards could lead to a loss of customers which would have an adverse impact on the Company's business and results of operations. Violations of the ITAR, FDA and other regulations may subject the Company to significant fines or penalties, which could have an adverse impact on the Company’s results of operations.
If trade secrets are not kept confidential, the secrets may be used by others to compete against the Company.
The Company relies on trade secrets to protect its proprietary processes and there are no assurances that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to the proprietary process.  Ultimately the meaningful protection of such proprietary technology cannot be guaranteed.  The Company relies on confidentiality agreements with its employees.  Remedies for any breach by a party to these confidentiality agreements may not be adequate to prevent such actions.  Failure to maintain trade secret protection, for any reason, could have a material adverse effect on the Company.
If the Company is unable to keep up with rapid technological changes, the processes or services it offers, or products it manufactures, may become obsolete and unmarketable which may adversely impact the demand for its products and services and the Company’s future prospects.
The medical device industry is characterized by continual technological change.  Although the Company attempts to expand technological capabilities in order to remain competitive, the Company may be unable to effectively develop and market competitive products, processes and services, or be able to meet the manufacturing needs related to new discoveries or developments by others, on a timely basis. This may make the Company’s processes, products or services obsolete or uneconomical.  If the Company cannot compete effectively in the marketplace, the Company's future prospects and financial results may be adversely impacted.

The Company is subject to stringent environmental regulations.
The Company's manufacturing operations are subject to a variety of federal, state and local requirements governing the protection of the environment.  These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in or resulting from the Company's manufacturing processes.  Failure to comply with environmental laws could subject the Company to substantial liability or force the Company to significantly change its manufacturing operations.  In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated, even if it did not cause the contamination.
A product liability suit could adversely affect the Company's operating results.
The testing, manufacture, marketing and sale of the customer's and Company's medical devices and/or components, including orthopedic implants, as well as components for the military and law enforcement industry, entail the inherent risk of liability claims or product recalls. If the Company's customers are involved in a lawsuit, it is possible that the Company would also be named.  Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. In addition, the Company may incur significant legal expenses and damage to the Company’s reputation in the event of any such claim regardless of whether the Company is found to be liable. A successful product liability claim or product recall could have a material adverse effect on the business, financial condition, and ability to market the Company's products and services in the future.
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
The Company may make acquisitions of complementary companies, products or technologies from time to time.  Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Further, such activities may divert management's attention and could result in an inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company, and exposure to unexpected liabilities of the acquired company. The Company also may have to, or choose to, incur debt or issue equity securities to pay for any future acquisitions and its working capital needs.  Such financing may not be available to the Company or may be on terms that involve covenants and financial ratios that may restrict the Company's ability to operate its business. The issuance of equity securities in connection with an acquired business could be substantially dilutive to the stockholders’ holdings.  The Company cannot give any assurance that any such acquisitions will become profitable or remain so or will not have a material unfavorable impact on it.  The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.
The Company may be exposed to potential risks relating to internal control over financial reporting.
As required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, if a reporting company is an accelerated filer or a large accelerated filer (as defined by the Exchange Act), the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the Company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal control.  The Company was only subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2014. The Company's failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
Failure to comply with filing requirements of the NYSE MKT Exchange could lead to the commencement of delisting proceedings in accordance the Exchange's Company Guide. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.
The Company’s common stock is listed on the NYSE MKT, a national securities exchange, or the Exchange. To maintain such listing, the Company is required to meet the continued listing requirements of the Exchange as set forth in its Company

Guide. If the Company is unable to maintain the listing of its stock on the NYSE MKT or another exchange for failure to comply with the continued listing requirements, including timely filing of Exchange Act reports and compliance with the Exchange's corporate governance requirements, the Company and its security holders could face significant material adverse consequences including a limited availability of market quotations for its stock and a decreased ability to issue additional securities or obtain additional financing in the future.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The manufacturing facilities and offices of the Company are located in multiple buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of an approximately 22,000 square foot, six story building. The second building is over 94,000 square feet. A third building of approximately 40,000 square feet and a fourth building of approximately 12,000 square feet in the complex are unoccupied opportunities for expansion. The Company also owns a vacant parcel between two of the buildings with ample parking for continued growth. The Company believes its current facilities are sufficient to meet current and future production needs through the fiscal year ending December 31, 2015.
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
The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as quoted by the NYSE MKT.

Year Ended December 31, 2014	High	Low
1st Quarter	$6.98	$3.27
2nd Quarter	6.84	4.60
3rd Quarter	8.00	6.29
4th Quarter	7.95	5.50
Year Ended December 31, 2013	High	Low
1st Quarter	$2.75	$2.20
2nd Quarter	2.75	2.13
3rd Quarter	2.78	2.26
4th Quarter	4.79	2.50
As of March 20, 2015 the number of holders of the Company's common stock is estimated to be in excess of 1,500, including beneficial and record holders of our common stock.
Dividend Policy
No dividends were declared or paid in 2014 or 2013. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future.  Inasmuch as the Company's credit facility provides that the Company shall not declare, pay or authorize any dividend, except dividends payable in stock, without prior notification of the payment of dividends, the Company does not anticipate paying a dividend in 2015.
Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities
None.
Item 6. SELECTED FINANCIAL DATA
Not Applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions of the Company’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Any forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”. Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from our forward looking statements.  These factors include those contained in more detail in Item 1A,“Risk Factors”. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.
Results of Operations
The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years ended December 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	80.7	85.8
Gross profit	19.3%	14.2%
Selling and marketing	4.2	4.4
General and administrative	9.7	12.7
Research and development	1.7	1.6
Other expense	1.0	1.4
Income (loss) before income tax provision and discontinued operations	2.7	(5.9)
Income tax provision	—	10.6
Income (loss) from continued operations	2.7	(16.5)
Loss from discontinued operations	—	(0.1)
Net income (loss)	2.7%	(16.6)%
Net Sales
The Company's consolidated net sales for 2014 were $24,070,292, an increase of $2,729,240, or 12.8%, from total net sales of $21,341,052 in 2013. The increase in net sales was due to a 36.2% increase in net sales of orthopedic implant components as well as a 10.3% increase in net sales of sensors. Net sales of orthopedic implant components were up as a result of increased orders from the Company's third largest customer. The increase in net sensor sales was due to increased volume from both new and existing customers of 23.4%.
The Company realized rapid growth in orthopedic implant components, largely due to a buildup by one large customer of consignment inventories as part of this customer's initial launch of its implant systems.  As its end use customers consume implants and new hospitals and buyers are added by the customer, demand to build consignment inventory of implants and subsequent replenishment are expected to grow over the long term.
The Company is presently engaged in manufacturing validations of new implants and instruments for other existing and new customers in this higher margin product line. The Company expects to see long-term growth in the sales of orthopedic implant components; however, the Company may continue to experience fluctuations in quarter to quarter sales.
Gross Profit
Gross profit increased by $1,605,388 during 2014, from $3,032,663 in 2013 to $4,638,051 in 2014. Gross profit as a percentage of net sales increased 5.1 points, from 14.2% in 2013 to 19.3% in 2014. The increase in gross profit was due primarily to sales growth as a result of increased order volumes, cost controls and production efficiencies, across all product lines.
Gross profit as a percentage of net sales in the higher margin contract manufacturing of orthopedic implant components for the year ended December 31, 2014 increased by 9.9 points due in large part to increased order volume for the buildup of a customers' consignment inventories as discussed in "Net Sales" above. Improved gross profit was also the result of cost controls and improved efficiencies, in part due to capital investments.
Gross profit as a percentage of net sales in the Company’s sensor product line for the year ended December 31, 2014 increased by 2.6 points due primarily to efficiencies gained from increased order volume of 23.4% as compared to the same period in 2013.
The Company's custom thermoplastic injection molding also experienced modest margin improvement of 3.1 points due primarily to investments in automation for some of the Company's customers in the automotive industry. These margin improvements were partially offset by lower margins in tooling, net of deferrals, and other costs of sales.
Other cost of sales for the periods ended December 31, 2014 and 2013 also reflects cost of sales support functions such as quality, engineering, tooling maintenance and material handling. Net other cost of sales as a percentage of net sales improved to 7.6% in 2014 as compared to 8.2% in 2013.
Selling and Marketing
The Company's consolidated selling and marketing expenses increased to $1,015,279, or 4.2% of net sales, in 2014 from $949,815, or 4.4% of net sales, in 2013; an increase of $65,464 or 6.9%.  In 2014, marketing and trade show expenses increased $28,686 related to the orthopedic implant components product line. Additionally, sales commissions increased $29,628 due primarily to the increase in sales of orthopedic implant components.
General and Administrative Expenses
The Company's consolidated general and administrative expenses decreased to $2,322,795, or 9.7% of net sales, in 2014 compared to $2,704,957, or 12.7% of net sales, in 2013; a decrease of $382,162 or 14.1%.
The decreases in consolidated general and administrative expenses were due in part to decreased wages, taxes and benefits of $99,625 due largely to the impact of the resignation of the former CFO in 2013, partially offset by the hiring of a staff accountant. The decrease was also due in part to a decrease in severance and travel expenses of $107,488 due largely to the resignations of both the former Interim CEO and former CFO in 2013. General and administrative expenses also decreased $44,566 as a result of the reallocation of certain labor costs, in 2014, to research and development, related to the design and testing of specific process improvements for certain medical device components.
Accounting fees were lower by $178,502, due to the elimination of audit overruns. Directors' compensation decreased in 2014 by $77,460 due to the impact of the resignation of a director in 2013 as well as stock grants to the independent directors in December 2013. Additional decreases for 2014 occurred in bank fees of $27,516 due to lower outstanding debt and a decrease in depreciation and amortization of $28,941 due primarily to computer equipment becoming fully depreciated.
The above decreases were partially offset by company-wide employee year-end bonuses of $133,973, as well as an increase in expense of $58,583, due to the engagement of an investor relations firm. Additionally, the decreases were partially offset by amortization expense of $63,087 related to the impairment of certain patents pending.
Research and Development
The Company's consolidated research and development expenses increased to $408,867, or 1.7% of net sales, in 2014 from $335,309, 1.6% of net sales, in 2013; an increase of $73,558, or 21.9%.  The increase is the result of increased investments in labor costs of $100,395 related to the development of a unique process to improve silver coating during the manufacturing processes, including the design and testing of specific process improvements for certain medical device components. This increase was partially offset by an increase in capitalized labor of $20,607 related to capital improvement projects. The Company also conducts customer-funded research and development of new products in the military and law enforcement industry.
Other Income (Expense)
Other expense, net, was $227,954 in 2014 compared to $293,749 in 2013, a decrease of $65,795 primarily due to lower interest expense. Interest expense was $274,138 in 2014 compared to $319,395 in 2013, a decrease of $45,257.  The decrease in interest expense was primarily due to $111,989 of interest expense in 2013 from the payoff of equipment notes and operating leases as part of entering into the new credit facility in March 2013, partially offset by increased expense as a result of increased debt.
Income Tax Provision
The Company’s combined federal and state effective income tax rate from continuing operations was 0.3% and (178.7)% in 2014 and 2013, respectively.  The effective rate in 2014 includes the impact of the utilization of previously reserved deferred tax assets to offset the provision. The effective rate in 2013 includes the impact of a deferred tax expense of $2,267,969 associated with the establishment of a full valuation allowance of the Company’s deferred tax assets.

In the second quarter of 2013, a triggering event occurred requiring the Company to evaluate the realizability of its deferred tax assets. Management evaluated and weighed all available evidence, both positive and negative, and determined that a full valuation allowance was required.
Loss from Discontinued Operations
In September 2012, the Board, on the recommendation of management, authorized the discontinuance of operations and disposition of the assets of WirelessDx. As a result, the operations of WirelessDx are presented as discontinued operations.
There was no revenue from discontinued operations for the years ended December 31, 2014 and 2013, respectively. Net loss from discontinued operations for the years ended December 31, 2014 and 2013 were $1,779 and $19,194, respectively. Activity during the above noted periods consisted primarily of legal and other fees incurred offset by minor reversals.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART.
In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income on the consolidated statements of operations.
Earnings Per Share
The basic and diluted earnings per share from continuing operations were $0.24 and $0.23, respectively, in 2014, as compared to basic and diluted loss per share from continuing operations of $1.30 in 2013, an increase in basic and diluted earnings per share of $1.54 and $1.53 per share, respectively.
The increase in earnings per share is due to net income available for common stockholders of $659,209 for the year ended December 31, 2014, as compared to a loss of $3,538,330 for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
In March 2013, all existing operating leases were paid in full and closed as part of the new credit facility. In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $4,812 and $50,781 for the periods ended December 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
Working capital was $1,308,472 as of December 31, 2014 as compared to $3,479,852 at year-end 2013.  Net cash provided by operating activities of continuing operations was $1,781,851 in 2014, as compared to net cash used in operating activities of continuing operations of $212,163 in 2013.
Cash on hand was $209,398 and $749,766 at December 31, 2014, and 2013, respectively.  Substantially all of these funds are maintained in bank deposit accounts.
Inventories were $2,514,241 at December 31, 2014 as compared to $2,335,291 as of the same date in 2013, an increase of $178,950.  This increase was due primarily to the timing of certain shipments as well as increased work in process of orthopedic implants.
Capital equipment expenditures were $1,514,678 in 2014 as compared to $1,610,152 in 2013.  In 2014, capital expenditures for machinery and equipment for the manufacture of orthopedic implants totaled $245,928 as compared to $1,390,863 in 2013. Additionally, in 2014, machinery and equipment related to custom molding and sensors were $542,821 and $438,767, respectively.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The credit facility includes a revolving line of credit (the "revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million and is secured by substantially all assets of the Company with the exception of real property. The credit facility was used to pay off the $800,000 outstanding balance on the $3.0 million demand line of credit which was to expire in April 2013, and term notes.
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at December 31, 2014). The outstanding balance on the revolver at December 31, 2014 is $2,071,495. The revolver has a maturity date of June 2015. The Company is actively working with the bank on renewing the terms of the revolver and the Company expects the revolver to be renewed prior to the expiration date.
The commercial term loan from the bank was used to pay off existing debt and to fund other current liabilities of continuing operations. At December 31, 2014, the outstanding amount remaining on the commercial term loan is $1,009,977. The commercial term loan has a five year term with a maturity date of March 2018 and contains certain prepayment penalties. The interest rate on the commercial team loan is a fixed 4.25% per annum.

The Company had an equipment line of credit which allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with a maturity date of March 29, 2019 with monthly payments consisting of principal and interest at a fixed rate of 4.65%. The outstanding balance of the equipment term loan at December 31, 2014 was $640,734.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. This equipment line of credit is for the purchase of capital equipment. At December 31, 2014, no amounts had been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
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
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest over the term of five years. The outstanding balance of these equipment notes at December 31, 2014 was $170,385.
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
In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock. In 2014, the Company received proceeds of $105,300 from the exercise of 30,000 warrants. The warrants are exercisable through December 2016 at an exercise price of $3.51 per share.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART. In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income (expense) on the consolidated statements of operations. At December 31, 2014 and December 31, 2013, the Company had $0 and $1,000,000 of restricted cash, respectively.
No dividends were declared or paid in 2014 or 2013.
The Company believes that cash flows from its operations, together with its existing working capital, the revolving line of credit and other resources, will be sufficient to fund operations at current levels and repay the next twelve months of debt obligations assuming the renewal, in June 2015, of its revolving line of credit. The Company is actively working with the bank on renewing the terms of the revolver and the Company expects the revolver to be renewed prior to the expiration date.
Summary of Changes in Cash Position
As of December 31, 2014, the Company had cash on hand related to continuing operations of $209,398, a decrease of $540,368 from December 31, 2013. Net cash provided by operating activities in 2014 totaled $1,780,342. Net cash provided by operating activities of continuing operations was $1,781,851, while net cash used in operating activities of discontinued operations was $1,509. Net cash used in investing activities in 2014 was $1,506,744, all from continuing operations. Net cash used in financing activities in 2014 totaled $815,475 all from continuing operations.
As of December 31, 2013, the Company had cash on hand of $749,766, as compared to $477,708 as of December 31, 2012, an increase of $272,058. Net cash used in operating activities in 2013 was $489,528 comprised of net cash used in operating activities of continuing operations of $212,163, and net cash used in operating activities of discontinued operations of $277,365. Net cash used in investing activities in 2013 was $1,351,089 comprised of net cash used in investing activities of continuing operations of $1,599,081, partially offset by net cash provided by investing activities of discontinued operations of $247,992. Net cash provided by financing activities in 2013 was $2,083,302, all from continuing operations.
Operating Cash Flows

Net cash provided by operating activities in 2014 was $1,780,342 due in part to net income of $659,209 and a decrease in trade accounts receivable of $262,106, due in part to lower fourth quarter sales in 2014 as compared to 2013. Net cash provided by operating activities in 2014 was also due in part to the impact of non-cash add-backs, primarily for depreciation and amortization of $1,538,893.
These items were partially offset by net cash used in inventory of $178,950, due primarily to the timing of certain shipments as well as increased work in process of orthopedic implants. Additionally, net cash was used in trade payables in 2014 of $298,875 as well as accrued expenses and other current liabilities of $294,351. The decrease in other current liabilities was due primarily to a decrease in customer deposits due to final billings for tooling products.
Additionally, an increase in other non-current liabilities in 2014 of $438,114, was largely offset by an increase in other non-current assets of $384,762, due to the completion of large tooling jobs which required deferral of the revenue and related costs of sales under the Company's revenue recognition policy in relation to multiple element arrangements.
Investing Cash Flows
Net cash used in investing activities in 2014 was $1,506,744. Net cash used in investing activities was primarily due to capital expenditures of $1,514,678, which relates primarily to the acquisition of machinery and equipment for the manufacture of orthopedic implant components of $245,928 as compared to $1,390,863 in 2013. In addition, in 2014, machinery and equipment related to custom molding and sensors were $542,821 and $438,767, respectively.
Financing Cash Flows
Net cash used in financing activities in 2014 was $815,475, due in part to net payments on the revolver of $703,000 as well as principal payments on long term debt of $435,372. These items were partially offset by proceeds from the equipment line of credit of $116,905 to finance purchases of machinery and equipment in the first quarter of 2014. Additionally, the Company received proceeds from the exercise of warrants of $105,300 as well as proceeds from the exercise of stock options of $100,692.
Inflation
The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations. However, there has been considerable volatility in both energy and commodity prices, particularly the cost of silver.
Environmental Matters
Like many industrial processes, the Company's manufacturing processes utilize hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation.  Since its inception, the Company has expended significant funds to train its personnel, install waste treatment and recovery equipment and retain an independent environmental consulting firm to constantly review, monitor and upgrade its air and waste water treatment activities.  The Company believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.
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
A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in Item 1A, “Risk Factors” above. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.
Management believes that the following are critical accounting policies:
     Revenue Recognition
Product revenue is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services ("tooling") and production units. The Company has determined that certain tooling arrangements, and the related production units, represent one unit of accounting, based on an assessment of the respective standalone value. When the Company determines that an arrangement represents one unit of accounting, the revenue is deferred over the estimated product life-cycle, based upon historical knowledge of the customer, which is generally three years. The Company carries the sales and tooling costs, associated with the related arrangement, as deferred revenue and other current and non-current assets, respectively, on the Company's balance sheet. As the deferred revenue is amortized to sales, the associated prepaid tooling costs are amortized to cost of sales.
The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner due to the nature of these molds and associated products. Therefore, the Company is unable to account for the transactions under the Units of Production method and management has determined the most appropriate amortization method to be the Straight-Line method.
The Company may from time to time, at the customer's request, enter into a bill and hold arrangement. The Company evaluates the nature of the arrangement including, but not limited to (i) the customer's business purpose, (ii) the transfer of risk of ownership to the customer and (iii) the segregation of inventory, along with other elements in accordance with the Company's revenue recognition policy and relevant accounting guidance.
Revenue related to software license sales is recognized when licenses are sold as the revenue cycle is completed with no warranty, returns or technical support to customers. Total revenue from software sales was immaterial in relation to consolidated revenue.
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
In the second quarter of 2013, management reviewed the Company's ability to realize its deferred tax assets. After management's analysis of whether the realization of the deferred income tax assets is more likely than not, management concluded that a full valuation allowance was necessary for continuing operations and recorded a full valuation allowance of $2,267,969 in the second quarter of 2013.
Asset Impairment – Long-Lived Assets

The Company performs an assessment for impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  During 2014, as a result of these reviews, the Company impaired $63,087 of intangible assets, primarily due to patents pending related to the Ambulatory Physiological Monitoring with Remote Analysis no longer being patentable. The impairment charge is included as a component of general and administrative expense on the statement of operations and is reflected in the statement of cash flows within depreciation and amortization. In 2013, no impairment charges were recorded. Additionally, in 2014, the Company removed the fully-amortized gross and accumulated amortization balances for the discontinued operations of WirelessDx.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item may be found on pages F-1 through F-21 of this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None
Item 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report the Company's management, with the participation of the Company's principal executive officer and principal financial officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluations, the Certifying Officers have concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
The Company's Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.
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
The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2014.
Item 9B. OTHER INFORMATION
     None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders.
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
March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Salvatore Emma, Jr.	President and Chief Executive Officer and Director (principal executive officer)	March 20, 2015
Salvatore Emma, Jr.

/s/ Derek T. Welch	Chief Financial Officer (principal financial and accounting officer)	March 20, 2015
Derek T. Welch

/s/ E. P. Marinos	Chairman of the Board	March 20, 2015
E. P. Marinos

/s/ Jason R. Chambers	Director	March 20, 2015
Jason R. Chambers

/s/ Paul F. Walter, MD	Director	March 20, 2015
Paul F. Walter, MD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock.	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.50	First Amendment and Loan Modification dated as of March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(f)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013.	(f)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013.	(f)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated as of March 28, 2013.	(f)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated as of June 7, 2013.	(g)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison entered into on September 12, 2013.	(h)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 9, 2014	(i)
10.57*	Employment Agreement between the Company and Derek T. Welch dated as of January 9, 2014	(i)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 26, 2014	(j)
10.59*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015	X-1
10.60*	Employment Agreement between the Company and Derek T. Welch dated as of January 20, 2015	X-2
21.0	Subsidiaries	(k)
23.1	Consent of Wolf & Company, P.C.	X-4
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-6
32.1	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7
32.2	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-8
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
(e) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013.
(f) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on July 1, 2013.
(g) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on October 8, 2013.

(h) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 19, 2013.
(i) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014.
(j) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 7, 2014.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 20, 2015

Arrhythmia Research Technology, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31,	2014	2013
Assets
Current assets:
Cash and cash equivalents	$209,398	$749,766
Restricted cash	—	1,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $45,000 and $40,000, at December 31, 2014 and 2013, respectively	3,536,747	3,803,853
Inventories	2,514,241	2,335,291
Prepaid expenses and other current assets	519,582	513,197
Assets from discontinued operations	—	1,509
Total current assets	6,779,968	8,403,616
Property, plant and equipment, net	7,618,901	7,579,556
Intangible assets, net	134,022	184,517
Other assets	570,357	185,595
Total assets	$15,103,248	$16,353,284

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$2,071,495	$—
Equipment line of credit, current portion	—	85,387
Term notes payable, current portion	490,341	335,760
Accounts payable	1,857,156	2,156,031
Accrued expenses	405,975	436,775
Customer deposits	98,110	341,465
Deferred revenue, current	228,363	248,559
Performance guarantee liability	—	1,000,000
Liabilities from discontinued operations	320,056	319,787
Total current liabilities	5,471,496	4,923,764
Long-term liabilities:
Revolving line of credit, non-current portion	—	2,774,495
Equipment line of credit, non-current portion	—	538,707
Term notes payable, non-current portion	1,330,755	1,179,709
Subordinated promissory notes	445,452	417,769
Deferred revenue, non-current	610,430	172,316
Total long-term liabilities	2,386,637	5,082,996
Total liabilities	7,858,133	10,006,760

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,778,339 and 2,722,239 outstanding at December 31, 2014 and 2013, respectively	39,265	39,265
Additional paid-in-capital	11,336,693	11,236,236
Treasury stock at cost, 1,148,152 and 1,204,252 shares at December 31, 2014 and 2013, respectively	(3,133,883)	(3,272,808)
Accumulated other comprehensive income	42,502	42,502
Accumulated deficit	(1,039,462)	(1,698,671)
Total shareholders’ equity	7,245,115	6,346,524
Total liabilities and shareholders’ equity	$15,103,248	$16,353,284
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Consolidated Statements of Operations

Years ended December 31,	2014	2013
Net sales	$24,070,292	$21,341,052
Cost of sales	19,432,241	18,308,389
Gross profit	4,638,051	3,032,663

Selling and marketing	1,015,279	949,815
General and administrative	2,322,795	2,704,957
Research and development	408,867	335,309
Total operating expenses	3,746,941	3,990,081

Income (loss) from continuing operations	891,110	(957,418)
Other income (expense):
Interest expense	(274,138)	(319,395)
Other income	46,184	25,646
Total other income (expense), net	(227,954)	(293,749)
Income (loss) from continuing operations before income taxes	663,156	(1,251,167)
Income tax provision	2,168	2,267,969
Net income (loss) from continuing operations	660,988	(3,519,136)
Discontinued Operations:
Loss from discontinued operations, net of tax of $0 in both 2014 and 2013	(1,779)	(19,194)
Net Income (loss)	$659,209	$(3,538,330)

Earnings (loss) per share - basic
Continuing operations	$0.24	$(1.30)
Discontinued operations	—	(0.01)
Earnings (loss) per share - basic	$0.24	$(1.31)

Earnings (loss) per share - diluted
Continuing operations	$0.23	$(1.30)
Discontinued operations	—	(0.01)
Earnings (loss) per share - diluted	$0.23	$(1.31)

Weighted average common shares outstanding - basic	2,742,080	2,705,373
Weighted average common shares outstanding - diluted	2,863,098	2,705,373
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income	Retained earnings (accumulated deficit)
	Shares	Amount		Shares	Amount			Total
December 31, 2012	3,926,491	$39,265	$11,110,575	1,222,252	$(3,335,268)	$42,502	$1,839,659	$9,696,733
Share-based compensation - options			42,611					42,611
Issuance of common stock from treasury				(18,000)	62,460			62,460
Issuance of warrants			83,050					83,050
Net loss							(3,538,330)	(3,538,330)
December 31, 2013	3,926,491	39,265	11,236,236	1,204,252	(3,272,808)	42,502	(1,698,671)	6,346,524
Share-based compensation - options			33,390					33,390
Exercise of stock options from treasury			43,631	(26,100)	57,061			100,692
Exercise of warrants from treasury			23,436	(30,000)	81,864			105,300
Net Income							659,209	659,209
December 31, 2014	3,926,491	$39,265	$11,336,693	1,148,152	$(3,133,883)	$42,502	$(1,039,462)	$7,245,115

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

Years ended December 31,	2014	2013
Cash flows from operating activities:
Net income (loss)	$659,209	$(3,538,330)
Loss from discontinued operations	1,779	19,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(21,000)	(4,780)
Amortization of deferred gain on lease	—	(8,934)
Depreciation and amortization	1,538,893	1,444,005
Non-cash interest expense	27,683	819
Change in allowance for doubtful accounts	5,000	(77,098)
Deferred income taxes	—	2,267,969
Share-based compensation expense	33,390	105,071
Changes in operating assets and liabilities:
Accounts receivable	262,106	(545,034)
Inventories	(178,950)	79,813
Deposits, prepaid expenses and other assets	(6,385)	256,714
Other non-current assets	(384,762)	29,001
Accounts payable	(298,875)	(281,747)
Accrued expenses and other current liabilities	(294,351)	195,840
Other non-current liabilities	438,114	(154,666)
Net cash provided by (used in) operating activities of continuing operations	1,781,851	(212,163)
Net cash provided by (used in) operating activities of discontinued operations	(1,509)	(277,365)
Net cash provided by (used in) operating activities	1,780,342	(489,528)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,514,678)	(1,610,152)
Proceeds from sale of property, plant and equipment	24,500	44,337
Cash paid for patents and trademarks	(16,566)	(33,266)
Net cash provided by (used in) investing activities from continuing operations	(1,506,744)	(1,599,081)
Net cash provided by (used in) investing activities from discontinued operations	—	247,992
Net cash provided by (used in) investing activities	(1,506,744)	(1,351,089)

Cash flows from financing activities:
(Payments on) proceeds from revolving line of credit, net	(703,000)	2,774,495
Payments on demand line of credit, net	—	(800,000)
Proceeds from equipment line of credit	116,905	624,094
Proceeds from term notes payable	—	1,500,000
Payments on term notes payable	(435,372)	(1,515,287)
Proceeds from subordinated promissory notes	—	500,000
Proceeds from stock option exercises	100,692	—
Proceeds from warrant exercises	105,300	—
Restricted cash	—	(1,000,000)
Net cash provided by (used in) financing activities from continuing operations	$(815,475)	2,083,302
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(815,475)	2,083,302

Net increase (decrease) in cash and cash equivalents	(541,877)	242,685
Cash and cash equivalents, beginning of year	751,275	508,590
Cash and cash equivalents, end of year	209,398	751,275
Less: cash and cash equivalents of discontinued operations at end of year	—	1,509
Cash and cash equivalents of continuing operations at end of year	$209,398	$749,766
See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows Supplemental Information

Supplemental Cash Flow Information	2014	2013
Cash paid for interest	$228,255	$301,621
Cash received from tax refunds	$132	$198,791
Non-cash activities:
Acquisition of equipment with equipment notes	$—	$272,500
Issuance of warrants	$—	$83,050
Equipment line of credit converted to term notes payable	$740,999	$—
Reduction of restricted cash offset by performance guarantee	$975,430	$—

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1.	Description of Business
Arrhythmia Research Technology, Inc., (“ART”), through its wholly-owned subsidiary, Micron Products, Inc. ("Micron", and collectively with ART, the "Company") is a diversified contract manufacturing organization that produces highly-engineered, innovative medical device technologies requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, industrial and consumer products applications. The Company's capabilities include molding and silver plating of medical sensors, thermoplastic injection molding, customer-specific quick-turn orthopedic implant component manufacturing and custom products for military and law enforcement applications. The Company competes globally, with nearly half of its revenue derived from exports.
ART was founded in 1986 and completed an initial public offering in 1988 and its shares were listed on the American Stock Exchange (now the NYSE MKT) in 1992. Its stock trades under the symbol HRT. The Company has grown organically and through acquisitions. Today, the Company has diversified manufacturing capabilities with the capacity to participate in full product life-cycle activities from early stage development and engineering and prototyping to full scale manufacturing as well as packaging and product fulfillment services.
The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in the third quarter of 2012 (see Note 12).
Operating matters and liquidity
The revolver under the Company's credit facility has a maturity date of June 2015 (see Note 5). At December 31, 2014, the outstanding balance on the revolver was $2,071,495 and is classified as a current liability on the Company's balance sheet. The Company is actively working with the bank on renewing the terms of the revolver and expects the revolver to be renewed prior to the expiration date. Should the Company be unable to renew the revolver, it could have a material adverse effect on operations.
The Company believes that cash flows from its operations, together with its existing working capital, the renewed revolver and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond; however, there can be no assurance that the Company will be able to do so.
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
Revenue Recognition
Product revenue is recorded when all criteria for revenue recognition have been satisfied, which is generally when goods are shipped to the Company's customers. Product revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred to the customer, the price is fixed or determined and collection is probable.
The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services ("tooling") and production units. The Company has determined that certain tooling arrangements, and the related production units, represent one unit of accounting, based on an assessment of the respective standalone value. When the Company determines that an arrangement represents one unit of accounting, the revenue is deferred over the estimated product life-cycle, based upon historical knowledge of the customer, which is generally three years. The Company carries the sales and tooling costs, associated with the related arrangement, as deferred revenue and other current and non-current assets, respectively, on the Company's balance sheet. As the deferred revenue is amortized to sales, the associated prepaid tooling costs are amortized to cost of sales.
The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner due to the nature of these molds and associated products. Therefore, the Company is unable to account for the transactions

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

under the Units of Production method and management has determined the most appropriate amortization method to be the Straight-Line method.
The Company may from time to time, at the customer's request, enter into a bill and hold arrangement. The Company evaluates the nature of the arrangement including, but not limited to (i) the customer's business purpose, (ii) the transfer of risk of ownership to the customer and (iii) the segregation of inventory, along with other elements in accordance with relevant accounting guidance to determine the appropriate method of revenue recognition for each arrangement.
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
Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical, military and law enforcement product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against credit risk.
During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%, 13%, 12% and 10%, respectively, of total 2014 net sales. Accounts receivable from these four customers at December 31, 2014 were 11%, 9%, 15% and 14%, respectively, of the total accounts receivable balance at year end. During the year ended December 31, 2013, the Company had sales to two customers constituting 16% and 15%, respectively, of total 2013 net sales. Accounts receivable from these two customers at December 31, 2013 was 16% and 10%, respectively, of the total accounts receivable balance at year end.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and on deposit in high quality financial institutions with maturities of three months or less at the time of purchase.
Restricted cash
Restricted cash consists of cash on deposit at the Bank of Nova Scotia, at December 31, 2013, in lieu of a letter of credit associated with a performance guarantee liability. At December 31, 2014, the balance of restricted cash was zero (see Note 12).
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

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Long-lived and intangible assets
The Company performs an assessment for impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  During 2014, as a result of these reviews, the Company impaired $63,087 of intangible assets, primarily patents pending related to the Ambulatory Physiological Monitoring with Remote Analysis which were no longer patentable. The impairment charge is included as a component of general and administrative expense on the statement of operations and is reflected in the statement of cash flows within depreciation and amortization. In 2013, no impairment charges were recorded. Additionally, in 2014, the Company removed the fully-amortized gross and accumulated amortization balances for the discontinued operations of WirelessDx.
Intangible assets consist of the following:

		December 31, 2014			December 31, 2013
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and trademarks	11	$414,436	$(394,371)	$20,065	$476,390	$(454,566)	$21,824
Patents and trademarks pending	—	97,447	—	97,447	143,968		143,968
Trade names	7	33,250	(16,740)	16,510	33,250	(14,525)	18,725
Total intangible assets		$545,133	$(411,111)	$134,022	$653,608	$(469,091)	$184,517
Amortization expense related to intangible assets, excluding the above noted impairment charge, was $3,974 and $4,840 in 2014 and 2013, respectively. Estimated future annual amortization expense for currently amortizing intangible assets is expected to approximate $4,000.
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
The Company files income tax returns in the U.S. Federal jurisdiction, Canadian jurisdiction and various state jurisdictions. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” to be upheld under regulatory review. The resulting tax impacts of these tax positions, if any, are recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor have they recognized any interest or penalties related to unrecognized tax positions. Generally, the Company is no longer subject to federal and state tax examinations by tax authorities for years before fiscal years ending December 31, 2011.
Share-based compensation
Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the share-based grant).
Comprehensive income
The Company has accumulated other comprehensive income of $42,502 from changes in currency valuations with our Canadian operations as of December 31, 2014 and 2013. In the years ended December 31, 2014 and 2013, comprehensive income (loss) equaled net income (loss) and there were no changes in accumulated other comprehensive income.
Earnings per share data
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

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Research and development
Research and development expenses include costs directly attributable to conducting research and development programs primarily related to the development of a unique process to improve silver coating during the manufacturing processes, including the design and testing of specific process improvements for certain medical device components. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, and services provided by outside contractors.  All costs associated with research and development programs are expensed as incurred.
Reclassification of prior period balances
Amounts in prior year financial statements are reclassified when necessary to conform to the current year presentation.

3.	Inventories, net
Inventories consist of the following:

December 31,	2014	2013
Raw materials	$873,306	$947,765
Work-in-process	370,220	266,431
Finished goods	1,270,715	1,121,095
Total	$2,514,241	$2,335,291
The cost of silver in our inventory as raw materials, in work-in-process or as a plated surface on finished goods had an estimated cost of $439,800 and $382,332 in 2014 and 2013, respectively.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

December 31,	Asset Lives (in years)			2014	2013
Machinery and equipment	3	to	15	$14,608,949	$13,734,528
Building and improvements		20		4,360,114	4,303,156
Vehicles	3	to	5	90,713	94,227
Furniture, fixtures, computers and software	3	to	5	1,349,931	1,317,189
Land				202,492	202,492
Construction in process				568,234	177,473
Total property, plant and equipment				21,180,433	19,829,065
Less: accumulated depreciation				(13,561,532)	(12,249,509)
Property, plant and equipment, net				$7,618,901	$7,579,556
For the year ended December 31, 2014, the Company recorded $1,471,832 of depreciation expense compared to $1,439,165 for the year ended December 31, 2013. There are no commitments related to the completion of construction in process as of December 31, 2014.

5.	Debt
The following tables set forth the items which comprise debt for the Company:

December 31,	2014	2013
Revolving line of credit	$2,071,495	$2,774,495
Equipment line of credit	$—	$624,094
Subordinated promissory notes	$445,452	$417,769

Term notes payable:
Commercial term loan	1,009,977	1,293,378
Equipment term loan	640,734	—
Equipment notes	170,385	222,091
Total term notes payable	$1,821,096	$1,515,469

Total Debt	$4,338,043	$5,331,827

Bank Debt
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts based bank. The credit facility includes a revolving line of credit (the "revolver") of up to $4.0 million, a commercial term loan of $1.5 million and an equipment line of credit of $1.0 million (a portion of which was converted into an equipment term loan) and is secured by substantially all assets of the Company with the exception of real property.
Revolver
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at December 31, 2014). The revolver has a maturity date of June 2015. Amounts available to borrow under the revolver are $972,489 at December 31, 2014.
Commercial term loan
    The commercial term loan has a five year term with a maturity date of March 2018. The interest rate on the loan is a fixed 4.25% per annum and the loan requires monthly payments of principal and interest of approximately $28,000.
Equipment line of credit and equipment term loan
The Company had an equipment line of credit which allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with a maturity date of March 29, 2019. The equipment term loan bears interest at a fixed rate of 4.65% and requires monthly payments of principal and interest of approximately $14,000.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. This equipment line of credit is for the purchase of capital equipment. At December 31, 2014, no amounts had been drawn on the equipment line. The term of this equipment line is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
Bank covenants
The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of December 31, 2014.
Other debt
Equipment notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest of approximately $2,800 over the term of five years.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock (see Note 9). In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis. As a result, the Company allocated $416,950 to the notes and $83,050 to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. In the years ended December 31, 2014 and 2013 the Company recorded $27,683and $819, respectively, of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $54,548 at December 31, 2014.
Future maturities of debt for the years ending December 31 are as follows:

	2015	2016	2017	2018	2019	Total
Revolver	$2,071,495	$—	$—	$—	$—	$2,071,495
Subordinated promissory notes	—	500,000	—	—	—	$500,000
Term debt and equipment notes	490,341	512,397	533,443	243,548	41,367	$1,821,096
Total	$2,561,836	$1,012,397	$533,443	$243,548	$41,367	$4,392,591

6.	Income Taxes
The income tax provision consists of the following:

Years Ended December 31,	2014	2013
Current:
Federal	$—	$—
State	2,168	—
Total current income taxes	2,168	—
Deferred:
Federal	—	1,437,269
State	—	830,700
Foreign	—	—
Total deferred income taxes	—	2,267,969
Total income tax provision	$2,168	$2,267,969

The components of deferred income taxes are as follows:

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

December 31,	2014	2013
Deferred income taxes:
Current deferred tax assets:
Inventories	$188,300	$111,800
Bad debt reserve	65,200	63,200
Accrued expenses	25,100	104,900
Total current deferred tax assets	278,600	279,900
Long-term deferred tax assets:
Net operating loss carryforwards	2,982,100	2,696,400
Foreign net operating loss carryforwards	291,100	291,100
Federal and state tax credit carryforwards	421,700	431,900
Patents and intangibles	73,000	99,100
Stock compensation	89,700	89,800
Other long term	142,100	474,500
Total long-term deferred tax assets	3,999,700	4,082,800
Total deferred tax assets	4,278,300	4,362,700

Current deferred tax liabilities:
Prepaid expenses	(59,900)	(50,400)
Long-term deferred tax liabilities:
Property, plant and equipment	(976,400)	(934,100)
Total deferred tax liabilities	(1,036,300)	(984,500)
Deferred tax valuation allowance	(3,242,000)	(3,378,200)
Net deferred tax assets (liabilities)	$—	$—
As of June 30, 2013, the Company had recorded twelve consecutive quarters of pre-tax losses. Additionally, management's projections of future income in the face of challenging market conditions, and the impact of identified tax planning strategies, created uncertainty regarding the Company's ability to realize its deferred tax assets. Management evaluated and weighted all available evidence, both positive and negative, through June 30, 2013, and determined that the weight of negative evidence occurring in the second quarter of 2013 made it difficult to form a supportable conclusion that a full valuation allowance was not needed. Factors such as projected increases in cost of sales, overall sales volumes from key customers and the continued volatility in the silver market all negatively impacted the second quarter re-forecast of pre-tax earnings and the analysis of future taxable income. Consequently, management determined that the Company could not support the realization of its deferred tax assets and identified the second quarter of 2013 as the appropriate period to record a full valuation allowance on its deferred tax assets, resulting in the recognition of a $2,267,969 tax expense in 2013.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2014, the Company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets.
For the year ended December 31, 2014, the Company has federal, state and foreign net operating loss carryforwards totaling $7,752,000, $11,517,000 and $1,039,000 respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $249,000 and $261,000, respectively. The federal and state credits begin to expire in 2026 and 2014, respectively.
The Company files a consolidated federal income tax return.  The actual income tax provision differs from applying the Federal statutory income tax rate (34%) to the pre-income tax loss from continuing operations as follows:

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Years Ended December 31,	2014	2013
Tax (benefit) provision computed at statutory rate	$224,867	$(425,395)
Increases (reductions) due to:
Change in valuation allowance	(136,268)	2,907,300
State income taxes, net of federal benefit	23,475	(58,045)
Permanent differences	14,561	12,660
Tax credits (federal and state)	(6,630)	(96,133)
Utilization of deferred taxes previously reserved	(117,837)	(72,418)
Income tax provision	$2,168	$2,267,969
7.  Employee Benefit Plans
The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2014 and 2013 were $46,958 and $44,488, respectively.
8. Commitments and Contingencies
Legal matters
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.
Operating lease agreements
In 2014, the Company entered into two operating leases for office equipment. The leases require future minimum annual lease payments of $7,287, $7,287 and $1,602 for fiscal years 2015, 2016 and 2017, respectively.
9. Shareholders’ equity
Common stock
In the fourth quarter of 2013 an aggregate of 18,000 shares were issued out of treasury to the three independent members of the Board of Directors of the Company pursuant to the Company's 2010 Equity Incentive Plan. The Company recorded $62,460 of non-cash compensation expense in connection with this share issuance.
During 2014, 56,100 shares were issued out of treasury as a result of the exercise of stock options and warrants (see below).
No dividends were declared or paid in 2014 or 2013.
Warrants
In connection with the subordinated promissory notes issued in December 2013 (see Note 5), the Company issued warrants to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable during the period commencing six months after issuance and for three years from issuance, at an exercise price equal to $3.51 per share, namely, the closing market price of the Company’s common stock on the day prior to the closing date of the offering. The warrants expire in December 2016. During 2014, the Company received proceeds of $105,300 from the exercise of 30,000 warrants.
Stock options and Share-Based Incentive Plan
In March 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares. The Company's 2001 Stock Option Plan (the "2001 Plan"), which expired in 2011, will continue to govern outstanding options but no further options will be granted under the 2001 Plan. The Company now has one plan providing the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation to certain eligible employees, non-employee directors, or consultants and under which an aggregate of 500,000 shares have been reserved for such grants. The options granted have either six or ten year contractual terms that vest annually over a five-year term.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

At December 31, 2014, there were 165,800 total shares outstanding; 35,800 from the 2001 Plan and 130,000 from the 2010 Plan. At December 31, 2014, there were 360,000 shares available for future grants under the 2010 Plan, after giving effect to shares which became available for reissuance due to expired or forfeited options.
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
During 2014 and 2013 there were 7,500 and 52,500 new option grants, respectively. The assumptions used to measure the fair value of option grants in 2014 and 2013 were as follows:

Years Ended December 31,	2014	2013
Expected option term	6.5		6.5
Expected volatility factor	27%	29%	to	31%
Risk-free rate	0.96%	0.36%	to	0.68%
Expected annual dividend yield	—%		—%

The following table sets forth the stock option transactions for the year ended December 31, 2014:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	256,500	$5.61	5.3	$—
Granted	7,500	6.45
Exercised	(26,100)	3.86		—
Forfeited	(15,600)	3.66
Expired	(56,500)	7.15
Outstanding at December 31, 2014	165,800	$5.58	6.09	$305,124

Exercisable at December 31, 2014	74,400	$6.07	4.75	$119,342
Exercisable at December 31, 2013	120,000	$6.34	2.5	$8,850
The total intrinsic value of options exercised during 2014 was $80,880. There were no options exercised during 2013. For the years ended December 31, 2014 and 2013, share-based compensation expense related to stock options and the non-cash issuance of common stock amounted to $33,390 and $105,071, respectively, and is included in general and administrative expenses. As of December 31, 2014 and 2013, there was $86,896 and $133,531 of unrecognized compensation costs, respectively, related to non-vested share-based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average grant date fair value of options issued in 2014 was $1.91.
10. Earnings per share
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
As of December 31, 2014 there were options to purchase 165,800 shares and warrants to purchase 70,000 shares of the Company's common stock outstanding. As of December 31, 2014, 47,500 of the options to purchase, and none of the warrants, were anti-dilutive and therefore not included in the calculation of earnings per share in 2014.
As of December 31, 2013 there were options to purchase 256,500 options outstanding, all of which were anti-dilutive. Therefore, none of these options or warrants were included in the calculation of loss per share in 2013.

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

The following table shows the calculation of earnings (loss) per share for the years ended December 31, 2014 and 2013:

Years Ended December 31,	2014	2013

Basic EPS:
Net income (loss) available to common shareholders	$659,209	$(3,538,330)
Weighted average common shares outstanding	2,742,080	2,705,373
Income (loss) per share - basic
Continuing operations	$0.24	$(1.30)
Discontinued operations	$—	$(0.01)
Basic EPS	$0.24	$(1.31)

Diluted EPS:
Net income (loss) available to common shareholders	$659,209	$(3,538,330)

Weighted average common shares outstanding, basic	2,742,080	2,705,373
Assumed conversion of net common shares issuable under stock option plans	91,889	—
Assumed conversion of net common shares issuable under warrants	29,129	—
Weighted average common and common equivalent shares outstanding, diluted	2,863,098	2,705,373
Income (loss) per share - diluted
Continuing operations	$0.23	$(1.30)
Discontinued operations	$—	$(0.01)
Diluted EPS	$0.23	$(1.31)

11.  Industry and Geographic Segments
The Company’s Chief Operating and Decision Maker ("CODM") manages the operations and reviews the results of operations as a single reporting unit. While the Company operates its business as one segment, the Company has diversified manufacturing capabilities as evidenced by its product offerings across several industry categories supporting customers around the globe.
The following table sets forth, for the periods indicated, the consolidated revenue and percentages of revenue from continuing operations derived from the sales of the Company's products and services in certain industries.

	Revenue for the Years Ended December 31,
	2014	%	2013	%
Medical	$19,714,328	82	$17,459,309	82
Industrial	1,753,946	7	1,382,913	6
Military and Law Enforcement	1,358,568	6	1,499,428	7
Consumer Products	852,030	3	618,361	3
Other	391,420	2	381,041	2
Total	$24,070,292	100	$21,341,052	100
The following table sets forth, for the periods indicated, the consolidated revenue and percentages of revenue from continuing operations derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2014	%	2013	%
United States	$13,050,717	54	$11,642,242	55
Asia	5,168,283	21	3,676,854	17
Canada	3,791,229	16	3,625,470	17
Europe	1,344,098	6	1,639,986	8
Other	715,965	3	756,500	3
Total	$24,070,292	100	$21,341,052	100

Arrhythmia Research Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

12. Discontinued Operations
In September 2012, the Board, on the recommendation of management, authorized the discontinuance of operations and disposition of the assets of WirelessDx. As a result, the operations of WirelessDx are presented as discontinued operations.
There was no revenue from discontinued operations for the years ended December 31, 2014 and 2013, respectively. Net loss from discontinued operations for the years ended December 31, 2014 and 2013 were $1,779 and $19,194, respectively. Activity during the above noted periods consisted primarily of legal and other fees incurred offset by minor reversals.
At December 31, 2013, the Company had a $1.0 million liability for an unmet performance obligation related to the discontinued operations. This performance obligation was secured by $1.0 million of restricted cash. The performance guarantee liability was carried on the balance sheet of continuing operations, as the liability was guaranteed by ART. In May 2014, $975,430 was drawn from the restricted cash, satisfying the guarantee on the performance obligation. The balance of $24,570 was returned to ART and recorded as other income on the consolidated statements of operations.
On May 8, 2014, RMDDxUSA Corp. filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. The trustee conducted the statutory Meeting of Creditors on June 16, 2014. There has been no further activity in the bankruptcy proceedings.  It is anticipated that the trustee overseeing RMDDxUSA Corp’s bankruptcy estate will take the steps necessary to close the bankruptcy case in 2015.
The assets and liabilities of the discontinued operations are listed below:

Years ended December 31,	2014	2013
Cash	$—	$1,509
Total current assets from discontinued operations	—	1,509
Total assets from discontinued operations	$—	$1,509

Accounts payable and accrued expenses	$320,056	$319,787
Total current liabilities from discontinued operations	320,056	319,787
Total liabilities from discontinued operations	$320,056	$319,787

13. Subsequent Events
Executive Officers Employment Agreements
In January 2015, the Company entered into a two year employment agreement with Mr. Salvatore Emma, Jr., pursuant to which Mr. Emma will continue to be employed as the President and Chief Executive Officer of the Company. The term of the agreement commenced as of January 1, 2015 and will continue until December 31, 2016 unless earlier terminated pursuant to the terms of the agreement.
In January 2015, the Company entered into a two year employment agreement with Mr. Derek T. Welch pursuant to which Mr. Welch will serve as the Chief Financial Officer of the Company. The term of the agreement commenced as of January 1, 2015 and will continue until December 31, 2016 unless terminated pursuant to the terms of the agreement.