Form 10-Q
period 2015-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2015-05-13
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015 or

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
(Address of principal executive offices and zip code)

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

As of May 13, 2015 there were 2,779,439 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$391,382	$209,398
Trade accounts receivable, net of allowance for doubtful accounts of $48,000 at March 31, 2015 and $45,000 at December 31, 2014	4,010,069	3,536,747
Inventories, net	2,526,188	2,514,241
Prepaid expenses and other current assets	616,367	519,582
Total current assets	7,544,006	6,779,968
Property, plant and equipment, net	7,499,932	7,618,901
Intangible assets, net	134,085	134,022
Other assets	401,952	570,357
Total assets	$15,579,975	$15,103,248

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	2,321,495	2,071,495
Term notes payable, current portion	495,767	490,341
Accounts payable	2,268,833	1,857,156
Accrued expenses & other current liabilities	687,109	405,975
Customer deposits	89,373	98,110
Deferred revenue, current	313,769	228,363
Liabilities from discontinued operations, current	—	320,056
Total current liabilities	6,176,346	5,471,496
Long-term liabilities:
Term notes payable, non-current portion	1,204,778	1,330,755
Subordinated promissory notes	452,373	445,452
Deferred revenue, non-current	424,789	610,430
Total long-term liabilities	2,081,940	2,386,637
Total liabilities	8,258,286	7,858,133

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,779,439 outstanding at March 31, 2015 and 3,926,491 issued, 2,778,339 outstanding at December 31, 2014	39,265	39,265
Additional paid-in-capital	11,344,707	11,336,693
Treasury stock at cost, 1,147,052 shares at March 31, 2015 and 1,148,152 shares at December 31, 2014	(3,130,882)	(3,133,883)
Accumulated other comprehensive income	—	42,502
Accumulated deficit	(931,401)	(1,039,462)
Total shareholders’ equity	7,321,689	7,245,115
Total liabilities and shareholders’ equity	$15,579,975	$15,103,248
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

Three months ended March 31,	2015	2014
Net sales	$5,858,342	$6,029,843
Cost of sales	5,061,946	4,718,557
Gross profit	796,396	1,311,286

Selling and marketing	257,972	291,672
General and administrative	648,227	594,631
Research and development	92,561	96,827
Total operating expenses	998,760	983,130

Income (loss) from continuing operations	(202,364)	328,156
Other income (expense):
Interest expense	(65,693)	(70,149)
Other income (expense), net	13,509	2,312
Total other expense, net	(52,184)	(67,837)
Income (loss) from continuing operations before income taxes	(254,548)	260,319
Income tax provision	—	1,177
Net income (loss) from continuing operations	(254,548)	259,142
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provision of $0 for the three months ended March 31, 2015 and 2014	362,610	(2,425)
Net income	$108,062	$256,717

Income (loss) per share - basic
Continuing operations	$(0.09)	$0.09
Discontinued operations	0.13	—
Income per share - basic	$0.04	$0.09

Income (loss) per share - diluted
Continuing operations	$(0.09)	$0.09
Discontinued operations	0.13	—
Income per share - diluted	$0.04	$0.09

Weighted average common shares outstanding - basic	2,778,935	2,722,239
Weighted average common shares outstanding - diluted	2,877,599	2,777,739
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31,	2015	2014
Cash flows from operating activities:

Net income	$108,062	$256,717
Loss (income) from discontinued operations	(362,610)	2,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(11,029)	—
Depreciation and amortization	356,382	385,359
Non-cash interest expense	6,921	6,921
Change in allowance for doubtful accounts	3,000	—
Share-based compensation expense	7,186	11,250
Changes in operating assets and liabilities:
Accounts receivable	(476,322)	(242,185)
Inventories	(11,947)	(419,018)
Prepaid expenses and other current assets	(96,785)	25,441
Other non-current assets	168,405	13,097
Accounts payable	411,677	(34,492)
Accrued expenses and other current liabilities	357,803	23,724
Other non-current liabilities	(185,641)	(6,028)
Net cash provided by (used in) operating activities of continuing operations	275,102	23,211
Net cash provided by (used in) operating activities of discontinued operations	—	(1,509)
Net cash provided by (used in) operating activities	275,102	21,702

Cash flows from investing activities:
Purchases of property, plant and equipment	(242,390)	(391,738)
Proceeds from sale of property, plant and equipment	17,000	(303)
Cash paid for patents and trademarks	(1,057)	—
Net cash provided by (used in) investing activities from continuing operations	(226,447)	(392,041)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(226,447)	(392,041)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	250,000	(118,000)
Proceeds from equipment line of credit	—	116,905
Payments on term notes payable	(120,551)	(82,593)
Proceeds from stock option exercises	3,880	—
Net cash provided by (used in) financing activities from continuing operations	133,329	(83,688)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	133,329	(83,688)

Net increase (decrease) in cash and cash equivalents	181,984	(454,027)
Cash and cash equivalents, beginning of period	209,398	751,275
Cash and cash equivalents, end of period	391,382	297,248
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$391,382	$297,248
(continued)

	Three months ended March 31,
Supplemental Cash Flow Information (unaudited)	2015	2014
Cash paid for interest	$53,705	$59,632
Non-cash activities:
Equipment line of credit converted to term notes payable	$—	$740,999

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Period Ended March 31, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The consolidated financial statements (the "financial statements") include the accounts of Arrhythmia Research Technology, Inc.® (“ART”) and its subsidiary, Micron Products, Inc.® ("Micron" and together with ART, the “Company”). ART discontinued operations of it’s wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. (“RMDDxUSA”) and that subsidiary’s Prince Edward Island subsidiary, RMDDx Corporation (“RMDDx” and collectively with RMDDxUSA,“WirelessDx”) in the third quarter of 2012. In May 2014, RMDDxUSA filed for bankruptcy and the case was formally discharged in its bankruptcy proceedings March 20, 2015 (see Note 10). The WirelessDx results are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 20, 2015. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.
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
The following table presents the calculation of both basic and diluted EPS.

Three months ended March 31,	2015	2014
Income (loss) from continuing operations	$(254,548)	$259,142
Income (loss) from discontinued operations, net of tax	362,610	(2,425)
Net income available to common shareholders	$108,062	$256,717

Basic EPS:
Weighted average common shares outstanding	2,778,935	2,722,239

Income (loss) per share - basic
Continuing operations	$(0.09)	$0.09
Discontinued operations	0.13	—
Consolidated basic EPS	$0.04	$0.09

Diluted EPS:
Weighted average common shares outstanding	2,778,935	2,722,239
Assumed conversion of net common shares issuable under stock option plans	62,164	55,500
Assumed conversion of net common shares issuable under warrants	36,500	—
Weighted average common and common equivalent shares outstanding, diluted	2,877,599	2,777,739

Income (loss) per share - diluted
Continuing operations	$(0.09)	$0.09
Discontinued operations	0.13	—
Consolidated diluted EPS	$0.04	$0.09

3.	Inventories, net
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$1,127,527	$873,306
Work-in-process	334,147	370,220
Finished goods	1,064,514	1,270,715
Total	$2,526,188	$2,514,241
The cost of silver in inventory that is included in raw materials, work-in-process and finished goods had an estimated cost of $333,371 and $439,800 as of March 31, 2015 and December 31, 2014, respectively.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	Asset Lives (in years)			March 31, 2015	December 31, 2014
Machinery and equipment	3	to	15	$14,679,442	$14,608,949
Building and improvements	5	to	25	4,360,114	4,360,114
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,364,461	1,349,931
Land				202,492	202,492
Construction in progress				543,735	568,234
Total property, plant and equipment				21,240,957	21,180,433
Less: accumulated depreciation				(13,741,025)	(13,561,532)
Property, plant and equipment, net				$7,499,932	$7,618,901
For the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $355,388 and $377,515, respectively.

5.	Intangible Assets, Net
The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three months ended March 31, 2015, no impairment was required.
Intangible assets consist of the following:

		March 31, 2015			December 31, 2014
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and trademarks	11	$414,437	$394,810	$19,627	$414,436	$394,371	$20,065
Patents and trademarks pending	—	98,503	—	98,503	97,447	—	97,447
Trade names	7	33,250	17,295	15,955	33,250	16,740	16,510
Total intangible assets		$546,190	$412,105	$134,085	$545,133	$411,111	$134,022
For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $994.

6.	Debt
The following table sets forth the items which comprise debt for the Company:

	March 31, 2015	December 31, 2014
Revolving line of credit	$2,321,495	$2,071,495
Subordinated promissory notes	$452,373	$445,452

Term notes payable:
Commercial term loan	$937,080	$1,009,977
Equipment term loan	606,388	640,734
Equipment notes	157,077	170,385
Total term notes payable	$1,700,545	$1,821,096

Total Debt	$4,474,413	$4,338,043

Bank Debt
The revolving line of credit (the "revolver"), commercial term loan and equipment term loan are all under the terms of a multi-year credit facility with a bank. This facility also includes an equipment line of credit which has no outstanding balance at March 31, 2015. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at March 31, 2015.
Revolver
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at March 31, 2015). The revolver has a maturity date of June 2015 and is classified as a current liability on the Company's balance sheet at March 31, 2015.
On May 5, 2015, the Company received a commitment letter from the bank to extend the revolver for an additional two year period expiring June 30, 2017.
Commercial term loan
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000.
Equipment line of credit and equipment term loan
The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to an equipment term loan with a five-year term, maturing on of March 29, 2019. The equipment term loan requires monthly payments of approximately $14,000, consisting of principal and interest at a fixed rate of 4.65%.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At March 31, 2015, no amounts had been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 26, 2020, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
On May 5, 2015, the Company received a commitment letter from the bank to extend a new equipment line of credit of $1.0 million commencing June 26, 2015 under the same terms as the equipment line of credit dated June 26, 2014.
Other Debt
Equipment notes
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $2,800 over a five year term maturing in January 2018.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three months ended March 31, 2015 and 2014, the Company recorded $6,921 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $47,627 at March 31, 2015 and $54,548 at December 31, 2014.
7. Income Taxes
The tax provisions for the three months ended March 31, 2015 and 2014 are attributable to the U.S. federal, state and foreign income taxes on our continuing operations. The Company has a full valuation allowance against its deferred tax assets at March 31, 2015 and December 31, 2014. Management expects to reevaluate the allowance on its deferred tax assets at December 31, 2015.
The Company has federal and state net operating loss carryforwards totaling $7,752,000 and $7,202,000, respectively, which begin to expire in 2030. During the first quarter of 2015, the Company's subsidiary, RMDDxUSA, was formally discharged in its bankruptcy proceedings.  The tax attributes associated with this subsidiary expired upon the finalization of the bankruptcy. As a result, the Company's available foreign and state net operating loss carryforwards have been reduced by $1,039,000 and $4,315,000, respectively.
The Company also had federal and state tax credit carryovers of $243,000 and $281,000, respectively. The federal and state tax credits begin to expire in 2026 and 2015, respectively.
8. Commitments and Contingencies
Legal matters
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.
Off-balance sheet arrangements

In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for three months ended March 31, 2015 and $0 for the same period in 2014.
9. Stock Options and Share-Based Incentive Plan
Options
The following table sets forth the stock option transactions for the three months ended March 31, 2015:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	165,800	$5.58	6.09	$305,124
Granted	25,000	7.74
Exercised	(1,100)	3.53
Forfeited	(7,500)	6.45
Expired	—	—
Outstanding at March 31, 2015	182,200	5.85	6.25	$300,276

Exercisable at March 31, 2015	83,200	$5.79	4.06	$147,896
Exercisable at December 31, 2014	74,400	$6.07	4.75	$119,342
For the three months ended March 31, 2015 and 2014, share-based compensation expense related to stock options amounted to $7,186 and $11,250, respectively, and is included in general and administrative expenses.
For the three months ended March 31, 2015, 25,000 options were granted, 7,500 options were forfeited. Additionally, 1,100 options were exercised generating proceeds of $3,880.
For the three months ended March 31, 2014, there we no new grants, no exercises and 56,500 shares expired.
Warrants
For the three months ended March 31, 2015 and 2014, there were no warrants exercised. As of March 31, 2015, 70,000 warrants remain unexercised.
10. Discontinued Operations
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. At December 31, 2014, there were no assets and $320,056 of liabilities remaining on the balance sheet.
On March 20, 2015, the Chapter 7 Order was formally discharged by the assigned trustee and the case was closed. For the three months ended March 31, 2015, net income of $362,610, net of tax, was recorded from discontinued operations as a result of the write off of the remaining liabilities of $320,056 and the reversal of other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation.
11. Subsequent Events
Appointment of Director
On April 23, 2015, the Company's Board of Directors appointed Mr. Robert A. Mello a director of the Company, effective April 27, 2015. A description of Mr. Mello's background can be found in the Current Report on Form 8-K filed on April 28, 2015 and in the Company's 2015 proxy statement filed on April 28, 2015.
Extension of the Revolver
On May 5, 2015, the Company received a commitment letter from the bank to extend the revolver for an additional two year period expiring June 30, 2017 and to extend a new equipment line of credit of $1.0 million commencing June 26, 2015 under the same terms as the equipment line of credit dated June 26, 2014.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies
The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2014.
Overview
Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") is a diversified contract manufacturing organization (CMO) that produces highly-engineered, innovative medical device technologies requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, industrial and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications.  The Company's orthopedic implant manufacturing operation produces quick-turn, high volume and patient-specific finished orthopedic implants. The Company has custom thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management.
The Company discontinued operations of its wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and collectively with RMDDxUSA, “WirelessDx”) in the third quarter of 2012. The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes in this Form 10-Q.
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts and a trustee was assigned to review the assets and liabilities of the company. On March 20, 2015, the Chapter 7 Order was formally discharged by the assigned trustee and the case was closed.
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

Three months ended March 31,	2015	2014
Net sales	100.0%	100.0%
Cost of sales	86.4	78.3
Gross profit	13.6%	21.7%
Selling and marketing	4.4	4.8
General and administrative	11.1	9.9
Research and development	1.6	1.6
Other expense	(0.9)	(1.1)
Income (loss) before income tax provision and discontinued operations	(4.4)	4.3
Income tax provision	—	—
Income (loss) from continued operations	(4.4)	4.3
Income (loss) from discontinued operations	6.2	—
Net income	1.8%	4.3%

Net Sales
The Company's consolidated net sales for the three months ended March 31, 2015 was $5,858,342, a decrease of $171,501, or 2.8%, when compared to the consolidated net sales of $6,029,843 for the three months ended March 31, 2014.

The decrease in net sales for the three months ended March 31, 2015, was due primarily to a 29.7%, decrease in net sales related to the contract manufacturing of machined orthopedic implants as compared to the same period in 2014. The decrease in net sales of machined orthopedic implants was due to some production issues encountered as the Company continued efforts to implement lean manufacturing practices in this product line. Additionally, 2014 benefited from $250,000 of Predictor license sales.
The decrease in net sales was partially offset by a 25.6% increase in net sales of custom thermoplastic injection molding for the three months ended March 31, 2015 due to increased order volume of automotive and medical device components. Additionally, net sales from sensors increased 6.8%, over the same period in 2014. The increase in sensor sales was due to a 19.7% increase in volume. Despite the increased volume, silver surcharge billed was lower due primarily to a 17.8% decrease in the average price of silver for the three months ended March 31, 2015, as compared to the same period in 2014.
Gross Profit
Gross profit decreased $514,890 for the three months ended March 31, 2015, as compared to the same period in 2014. Gross profit as a percentage of sales decreased 8.1 points from 21.7% for the three months ended March 31, 2014 as compared to 13.6% for the three months ended March 31, 2015. The decrease in gross profit was due primarily to a 13.2 point decrease in gross margin related to the contract manufacturing of orthopedic implant components as a result of some production issues encountered as the Company incurred increased overtime and reduced output in the first part of the quarter due to its continued efforts implementing lean manufacturing practices in this product line. For the three months ended March 31, 2014, gross profit included $248,463 from net sales of Predictor licenses. Additionally, investments of $116,368 in our manufacturing quality function to support the Company's growth strategy in the three months ended March 31, 2015, resulted in a decrease to gross profit when compared to the prior period.
Selling and Marketing
The Company's consolidated selling and marketing expenses amounted to $257,972 (4.4% of net sales) for the three months ended March 31, 2015 as compared to $291,672 (4.8% of net sales) for the three months ended March 31, 2014, a decrease of $33,700, or 11.6%.  For the three months ended March 31, 2015, travel expenses decreased $21,051 due in part to decreased international travel and travel to trade shows as well as decreased trade show expense of $7,290. Additionally, commissions decreased $4,213 due to lower net sales.
General and Administrative
The Company's consolidated general and administrative expenses increased to $648,227 (11.1% of net sales) for the three months ended March 31, 2015 as compared to $594,631 (9.9% of net sales) for the three months ended March 31, 2014, an increase of $53,596, or 9.0%.
The increase in consolidated general and administrative expenses for three months ended March 31, 2015 was due in part to $20,550 related to the engagement of an investor relations firm in the second quarter of 2014. Wages, taxes, and benefits increased $18,242 due in part to increases in executive compensation which were effective January 1, 2015. Additionally, accounting fees and other related costs increased $17,034, due in part to increased software expenses as well as costs related to insuring the Company's trade accounts receivable. Consulting fees also increased $8,786 due largely to professional services related to environmental, health and safety.
Research and Development
The Company's consolidated research and development expenses decreased to $92,561 (1.6% of net sales) for the three months ended March 31, 2015 as compared to $96,827 (1.6% of net sales) for the three months ended March 31, 2014, a decrease of $4,266, or 4.4%. The net decrease is due to a reduction in wages, taxes and benefits of $28,217 due primarily to turnover of two employees partially offset by an increase of $25,604 for internal research and development costs for the development of new products and capabilities related to medical device components.
The Company has also dedicated resources to customer funded research and development of new products in the military and law enforcement industry.
Other Income (Expense)
Other expense, net was $52,184 for the three months ended March 31, 2015 as compared to $67,837 for the three months ended March 31, 2014, a decrease of $15,653.
The decrease in other expense for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to a $4,456 decrease in interest expense and a $11,029 gain on the sale of fixed assets.
Income Tax Provision

The tax provisions for the three months ended March 31, 2015 and 2014 are attributable to the U.S. federal, state and foreign income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations for both the three months ended March 31, 2015 and 2014 was 0%.
Income from Discontinued Operations
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts and a trustee was assigned to review the assets and liabilities of the company. On March 20, 2015, the Chapter 7 Order was formally discharged by the assigned trustee and the case was closed.
For the three months ended March 31, 2015, net income of $362,610, net of tax, was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation.
Earnings (Loss) Per Share
Consolidated basic and diluted earnings per share for the three months ended March 31, 2015 was $0.04 per share as compared to $0.09 per share for the same period in 2014, a decrease of $0.05 per share. The decrease in earnings per share is due largely to the decrease in net sales of orthopedic implant components as well as the lack of net sales of Predictor licenses in the three months ended March 31, 2015 versus the same period in 2014, partially offset by the impact of other income from discontinued operations as a result of the final discharge order related to the bankruptcy of RMDDxUSA.
Basic and diluted loss per share from continuing operations for the three months ended March 31, 2015 was $0.09 per share as compared to basic and diluted earnings per share from continuing operations of $0.09 per share for the same period in 2014, a decrease in earnings per share of $0.18, due largely to the decrease in net sales of orthopedic implant components as well as the lack of net sales of Predictor licenses.
Basic and diluted earnings per share from discontinued operations, for the three months ended March 31, 2015 was $0.13 per share as compared to basic and diluted earnings per share from discontinued operations of $0.00 per share for the same period in 2014, an increase in earnings per share of $0.13, due to the final discharge order related to the bankruptcy of RMDDxUSA.
Off-Balance Sheet Arrangements
In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for the three months ended March 31, 2015 and $0 for the same period in 2014.
Liquidity and Capital Resources
Working capital was $1,367,660 as of March 31, 2015, as compared to $1,308,472 at December 31, 2014, an increase of $59,188.  The increase is due primarily to increases in accounts receivable and cash, partially offset by increased accounts payable and accrued expenses and other current liabilities.
Cash and cash equivalents were $391,382 and $209,398 at March 31, 2015 and December 31, 2014, respectively, an increase of $181,984.  Substantially all of these funds are maintained in bank deposit accounts.
Trade accounts receivable were $4,010,069 and $3,536,747 at March 31, 2015 and December 31, 2014, respectively, an increase of $473,322 due in part to the timing of, and the increase in, net sales in the month of March 2015 as compared to December 2014, as well as the timing of cash receipts.
Inventories were $2,526,188 at March 31, 2015, as compared to $2,514,241 at December 31, 2014, an increase of $11,947.  Raw materials increased $254,221 due to timing of resin receipts at quarter end for April 2015 orders. As on offset, work in progress decreased $36,073 and finished goods decreased $206,201, due to larger quarter end shipments.
Accounts payable increased $411,677 due in part purchases of raw material inventory driven by increased demand in custom thermoplastic injection molding.
Accrued expenses and other current liabilities increased $357,803 as compared to December 31, 2014 and is discussed below in the detail in Operating Cash Flows.
Capital equipment expenditures were $242,390 for the three months ended March 31, 2015, due to investments in machinery and equipment primarily for molding equipment as well as investments in equipment for the contract manufacturing of machined orthopedic implants.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), a commercial term loan, an equipment term loan and an equipment line of credit. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with as of March 31, 2015.
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at March 31, 2015). The balance outstanding on the revolver was $2,321,495 as of March 31, 2015. The revolver has a maturity date of June 2015 and is classified as a current liability on the Company's balance sheet.
On May 5, 2015, the Company received a commitment letter from the bank to extend the revolver for an additional two year period expiring June 30, 2017.
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At March 31, 2015, the balance of the commercial term loan was $937,080.
The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of the equipment term loan was $606,388 as of March 31, 2015.
On June 26, 2014, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At March 31, 2015, no amounts had been drawn on the equipment line. The term of this equipment line of credit is six years, maturing on June 26, 2020, inclusive of a maximum one year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
On May 5, 2015, the Company received a commitment letter from the bank to extend a new equipment line of credit of $1.0 million commencing June 26, 2015 under the same terms as the equipment line of credit dated June 26, 2014.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $2,800 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at March 31, 2015 was $157,077.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three months ended March 31, 2015 and 2014, the Company recorded $6,921 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $47,627 at March 31, 2015 and $54,548 at December 31, 2014.
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
No dividends were declared or paid in the three months ended March 31, 2015 and 2014.
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
Summary of Changes in Cash Position
As of March 31, 2015, the Company had cash on hand of $391,382. For the three months ended March 31, 2015, net cash provided by operating activities was $275,102. Net cash used in investing activities for the three months ended March 31, 2015 was $226,447. Net cash provided by financing activities for the three months ended March 31, 2015 was $133,329. All of the above were from continuing operations. The net cash flows for the three months ended March 31, 2015 are discussed in further detail below.

Operating Cash Flows
For the three months ended March 31, 2015, net cash provided by operating activities was $275,102, due partially to net income of $108,062. Cash provided by an increase in accounts payable was $411,677, due in part to purchases of raw material inventory driven by increased demand in custom thermoplastic injection molding.
Additionally, accrued expenses and other current liabilities increased $357,803 due in part to an increase of $160,530 for inventory received but not invoiced at March 31, 2015 as compared to December 31, 2014. Additionally, accrued payroll, taxes and benefits increased by $101,037 due in part to a seven day accrual at March 31, 2015 as compared to a three day accrual at December 31, 2014 as well as increased benefits costs due to higher headcount. In addition, current deferred revenue related to tooling increased by $85,406 as a result of additional customer tools being placed into service. As on offset, non-current liabilities consisting of non-current deferred revenues related to total tooling decreased $185,641.
These increases were partially offset by a decrease in other assets of $168,405 consisting of current and non-current deferred cost of goods sold related to tooling.
Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $356,382.
These sources of cash were partially offset by cash used to increase inventory of $11,947, as well as cash used in deposits, prepaid expenses and other assets which increased $96,785 and accounts receivable which increased $476,322 due to timing of shipments at quarter's end.
In addition, there was the non-cash adjustment for net income from discontinued operations of $362,610.
Investing Cash Flows
For the three months ended March 31, 2015, net cash used in investing activities was $226,447. The net cash used was primarily for capital expenditures of $242,390, largely for machinery and equipment, primarily molding equipment. The capital expenditures were partially offset by $17,000 of proceeds from the sale of fixed assets.
Financing Cash Flows
For the three months ended March 31, 2015, net cash provided by financing activities was $133,329. Cash was provided by proceeds of $250,000 from the Company's revolver, offset by payments on term notes payable of $120,551. Additionally, there were proceeds of $3,880 from the exercise of stock options.

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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.5	First Amendment and Loan Modification dated as of March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(f)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013	(f)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013	(f)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated as of March 28, 2013	(f)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated as of June 7, 2013	(g)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison entered into on September 12, 2013	(h)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 9, 2014	(i)
10.57*	Employment Agreement between the Company and Derek T. Welch dated as of January 9, 2014	(i)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 26, 2014	(j)
10.59*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015	(k)
10.60*	Employment Agreement between the Company and Derek T. Welch dated as of January 20, 2015	(k)
21.0	Subsidiaries	(l)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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
(g) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on October 8, 2013.
(h) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 19, 2013.
(i) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014.
(j) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 7, 2014.
(k) Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2014 as filed with the Commission on March 20, 2015.
(l) Incorporated by reference to the Company's Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
May 13, 2015	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)