Form 10-Q
period 2015-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2015-08-13
CIK 819689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015 or

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

As of August 13, 2015 there were 2,786,539 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$284,774	$209,398
Trade accounts receivable, net of allowance for doubtful accounts of $48,000 at June 30, 2015 and $45,000 at December 31, 2014	4,357,896	3,536,747
Inventories, net	2,490,723	2,514,241
Prepaid expenses and other current assets	595,960	519,582
Total current assets	7,729,353	6,779,968
Property, plant and equipment, net	7,669,062	7,618,901
Intangible assets, net	137,563	134,022
Other assets	343,555	570,357
Total assets	$15,879,533	$15,103,248

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$—	$2,071,495
Term notes payable, current portion	576,705	490,341
Accounts payable	2,182,438	1,857,156
Accrued expenses & other current liabilities	610,014	405,975
Customer deposits	113,178	98,110
Deferred revenue, current	293,153	228,363
Liabilities from discontinued operations, current	—	320,056
Total current liabilities	3,775,488	5,471,496
Long-term liabilities:
Revolving line of credit, non-current portion	2,391,495	—
Term notes payable, non-current portion	1,418,096	1,330,755
Subordinated promissory notes	459,294	445,452
Deferred revenue, non-current	360,811	610,430
Total long-term liabilities	4,629,696	2,386,637
Total liabilities	8,405,184	7,858,133

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,786,539 outstanding at June 30, 2015 and 3,926,491 issued, 2,778,339 outstanding at December 31, 2014	39,265	39,265
Additional paid-in-capital	11,361,959	11,336,693
Treasury stock at cost, 1,139,952 shares at June 30, 2015 and 1,148,152 shares at December 31, 2014	(3,110,701)	(3,133,883)
Accumulated other comprehensive income	—	42,502
Accumulated deficit	(816,174)	(1,039,462)
Total shareholders’ equity	7,474,349	7,245,115
Total liabilities and shareholders’ equity	$15,879,533	$15,103,248
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$5,659,094	$6,253,757	$11,517,436	$12,283,600
Cost of sales	4,626,940	5,119,734	9,688,886	9,838,291
Gross profit	1,032,154	1,134,023	1,828,550	2,445,309

Selling and marketing	262,609	240,408	520,581	532,080
General and administrative	525,577	543,235	1,173,804	1,137,866
Research and development	62,224	85,694	154,785	182,521
Total operating expenses	850,410	869,337	1,849,170	1,852,467

Income (loss) from continuing operations	181,744	264,686	(20,620)	592,842
Other income (expense):
Interest expense	(69,840)	(70,529)	(135,533)	(140,678)
Other income (expense), net	3,322	46,687	16,831	48,998
Total other expense, net	(66,518)	(23,842)	(118,702)	(91,680)
Income (loss) from continuing operations before income taxes	115,226	240,844	(139,322)	501,162
Income tax provision	—	1,030	—	2,207
Net income (loss) from continuing operations	115,226	239,814	(139,322)	498,955
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provision of $0 for the three and six months ended June 30, 2015 and 2014	—	646	362,610	(1,779)
Net income	$115,226	$240,460	$223,288	$497,176

Earnings (loss) per share - basic
Continuing operations	$0.04	$0.09	$(0.05)	$0.18
Discontinued operations	—	—	0.13	—
Earnings per share - basic	$0.04	$0.09	$0.08	$0.18

Earnings (loss) per share - diluted
Continuing operations	$0.04	$0.09	$(0.05)	$0.18
Discontinued operations	—	—	0.13	—
Earnings per share - diluted	$0.04	$0.09	$0.08	$0.18

Weighted average common shares outstanding - basic	2,781,826	2,723,582	2,780,420	2,722,914
Weighted average common shares outstanding - diluted	2,848,302	2,815,578	2,881,438	2,798,163
See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Six months ended June 30,	2015	2014
Cash flows from operating activities:

Net income	$223,288	$497,176
Loss (income) from discontinued operations	(362,610)	1,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(14,729)	(24,500)
Depreciation and amortization	730,013	750,616
Non-cash interest expense	13,842	13,842
Change in allowance for doubtful accounts	3,000	10,000
Share-based compensation expense	19,888	26,548
Changes in operating assets and liabilities:
Accounts receivable	(824,149)	(83,113)
Inventories	23,518	(752,266)
Prepaid expenses and other current assets	(76,378)	(107,017)
Other non-current assets	226,802	66,128
Accounts payable	325,282	(397,948)
Accrued expenses and other current liabilities	283,897	879,531
Other non-current liabilities	(249,619)	(51,060)
Net cash provided by (used in) operating activities of continuing operations	322,045	829,716
Net cash provided by (used in) operating activities of discontinued operations	—	(1,509)
Net cash provided by (used in) operating activities	322,045	828,207

Cash flows from investing activities:
Purchases of property, plant and equipment	(784,157)	(834,971)
Proceeds from sale of property, plant and equipment	20,700	24,500
Cash paid for patents and trademarks	(5,528)	(2,613)
Net cash provided by (used in) investing activities from continuing operations	(768,985)	(813,084)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(768,985)	(813,084)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	320,000	(478,000)
Proceeds from equipment line of credit	415,785	116,905
Payments on term notes payable	(242,080)	(198,854)
Proceeds from stock option exercises	28,611	25,575
Net cash provided by (used in) financing activities from continuing operations	522,316	(534,374)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	522,316	(534,374)

Net increase (decrease) in cash and cash equivalents	75,376	(519,251)
Cash and cash equivalents, beginning of period	209,398	751,275
Cash and cash equivalents, end of period	284,774	232,024
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$284,774	$232,024
(continued)

	Six months ended June 30,
Supplemental Cash Flow Information (unaudited)	2015	2014
Cash paid for interest	$111,639	$119,229
Non-cash activities:
Equipment line of credit converted to term notes payable	$415,785	$740,999
Reduction of restricted cash offset by performance guarantee	—	975,430

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries
Period Ended June 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
The consolidated financial statements (the "financial statements") include the accounts of Arrhythmia Research Technology, Inc.® (“ART”) and its subsidiary, Micron Products, Inc.® ("Micron" and together with ART, the “Company”). ART discontinued operations of its wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp. (“RMDDxUSA”) and that subsidiary’s Prince Edward Island subsidiary, RMDDx Corporation (“RMDDx” and collectively with RMDDxUSA,“WirelessDx”) in the third quarter of 2012. In May 2014, RMDDxUSA filed for bankruptcy and the Chapter 7 discharge order was issued on March 20, 2015 and the case was closed (see Note 10). The WirelessDx results are presented herein as discontinued operations. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents the calculation of both basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$115,226	$239,814	$(139,322)	$498,955
Income (loss) from discontinued operations, net of tax	—	646	362,610	(1,779)
Net income available to common shareholders	$115,226	$240,460	$223,288	$497,176

Basic EPS:
Weighted average common shares outstanding	2,781,826	2,723,582	2,780,420	2,722,914

Income (loss) per share - basic
Continuing operations	$0.04	$0.09	$(0.05)	$0.18
Discontinued operations	—	—	0.13	—
Consolidated basic EPS	$0.04	$0.09	$0.08	$0.18

Diluted EPS:
Weighted average common shares outstanding	2,781,826	2,723,582	2,780,420	2,722,914
Assumed conversion of net common shares issuable under stock option plans	33,546	53,492	68,088	44,028
Assumed conversion of net common shares issuable under warrants	32,930	38,504	32,930	31,221
Weighted average common and common equivalent shares outstanding, diluted	2,848,302	2,815,578	2,881,438	2,798,163

Income (loss) per share - diluted
Continuing operations	$0.04	$0.09	$(0.05)	$0.18
Discontinued operations	—	—	0.13	—
Consolidated diluted EPS	$0.04	$0.09	$0.08	$0.18

3.	Inventories, net
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$831,795	$873,306
Work-in-process	383,282	370,220
Finished goods	1,275,646	1,270,715
Total	$2,490,723	$2,514,241
The cost of silver in inventory that is included in raw materials, work-in-process and finished goods had an estimated cost of $405,541 and $439,800 as of June 30, 2015 and December 31, 2014, respectively.

4.	Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	Asset Lives (in years)			June 30, 2015	December 31, 2014
Machinery and equipment	3	to	15	$14,848,484	$14,608,949
Building and improvements	5	to	25	4,499,899	4,360,114
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,426,071	1,349,931
Land				202,492	202,492
Construction in progress				697,926	568,234
Total property, plant and equipment				21,765,585	21,180,433
Less: accumulated depreciation				(14,096,523)	(13,561,532)
Property, plant and equipment, net				$7,669,062	$7,618,901

For the three months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $372,637 and $364,264, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $728,025 and $741,779, respectively.

5.	Intangible Assets, Net
The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the six months ended June 30, 2015, no impairment was required.
Intangible assets consist of the following:

		June 30, 2015			December 31, 2014
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and trademarks	11	$414,437	$395,250	$19,187	$414,436	$394,371	$20,065
Patents and trademarks pending	—	102,975	—	102,975	97,447	—	97,447
Trade names	7	33,250	17,849	15,401	33,250	16,740	16,510
Total intangible assets		$550,662	$413,099	$137,563	$545,133	$411,111	$134,022
For the three and six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $994 and $1,988, respectively.

6.	Debt
The following table sets forth the items which comprise debt for the Company:

	June 30, 2015	December 31, 2014
Revolving line of credit	$2,391,495	$2,071,495
Subordinated promissory notes	$459,294	$445,452

Term notes payable:
Commercial term loan	$863,612	$1,009,977
Equipment term loans	987,574	640,734
Equipment notes	143,615	170,385
Total term notes payable	$1,994,801	$1,821,096

Total Debt	$4,845,590	$4,338,043

Bank Debt
The revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit are all under the terms of a multi-year credit facility with a bank as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at June 30, 2015.
Revolver
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at June 30, 2015). The original maturity date of the revolver was June 30, 2015, therefore, as of December 31, 2014 the balance of the revolver was classified as a current liability. In June 2015, the revolver was extended for an additional two-year period maturing June 30, 2017 and is therefore classified as a long-term liability on the Company's balance sheet at June 30, 2015.
Commercial term loan

    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000.
Equipment line of credit and equipment term loans
The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to an equipment term loan with a five-year term, maturing on of March 29, 2019. The equipment term loan requires monthly payments of approximately $14,000, consisting of principal and interest at a fixed rate of 4.65%.
On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing on of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67%.
On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At June 30, 2015, no amounts had been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
Other Debt
Equipment notes
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and six months ended June 30, 2015 and 2014, the Company recorded $6,921 and $13,842, respectively, of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $40,706 at June 30, 2015 and $54,548 at December 31, 2014.
7. Income Taxes
The tax provisions for the three and six months ended June 30, 2015 and 2014 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company has a full valuation allowance against its deferred tax assets at June 30, 2015 and December 31, 2014. Management expects to reevaluate the allowance on its deferred tax assets at December 31, 2015.
The Company has federal and state net operating loss carryforwards totaling $7,752,000 and $7,202,000, respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $243,000 and $281,000 respectively. The federal and state tax credits begin to expire in 2026 and 2015, respectively. During the first quarter of 2015, the Company's subsidiary, RMDDxUSA, was formally discharged in its bankruptcy proceedings.  The tax attributes associated with this subsidiary expired upon the finalization of the bankruptcy. As a result, the Company's available foreign and state net operating loss carryforwards have been reduced by $1,039,000 and $4,315,000, respectively.

8. Commitments and Contingencies
Legal matters
In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.
Off-balance sheet arrangements
In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for the three months ended June 30, 2015 and $3,644 for the six months ended June 30, 2015 and $0 for the same periods in 2014.
9. Stock Options and Share-Based Incentive Plan
Options
The following table sets forth the stock option transactions for the six months ended June 30, 2015:

	Number of options	Weighted average Exercise Price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	165,800	$5.58	6.09	$305,124
Granted	25,000	7.74
Exercised	(8,200)	3.49
Forfeited	(7,500)	6.45
Expired	—	—
Outstanding at June 30, 2015	175,100	5.95	5.62	$277,863

Exercisable at June 30, 2015	102,600	$6.01	4.16	$167,218
Exercisable at December 31, 2014	74,400	$6.07	4.75	$119,342
For the six months ended June 30, 2015 and 2014, share-based compensation expense related to stock options amounted to $19,888 and $26,548, respectively, and is included in general and administrative expenses.
For the six months ended June 30, 2015, 25,000 options were granted, 7,500 options were forfeited. Additionally, 8,200 options were exercised generating proceeds of $28,611.
For the six months ended June 30, 2014, there we no new grants and 56,500 options expired. Additionally, 9,600 options were exercised generating proceeds of $25,575.
Warrants
For the six months ended June 30, 2015 and 2014, there were no warrants exercised. As of June 30, 2015, 70,000 warrants remain unexercised.
10. Discontinued Operations
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. At December 31, 2014, there were no assets and $320,056 of liabilities remaining on the balance sheet.
On March 20, 2015, the Chapter 7 discharge order was issued by the assigned trustee and the case was closed. For the three months and six months ended June 30, 2015, net income of $0 and $362,610, respectively, net of tax, was recorded from discontinued operations as a result of the write off of the remaining liabilities of $320,056 and the reversal of other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation.
11. Subsequent Events
Appointment of Director

On July 22, 2015, the Company's Board of Directors appointed Mr. Marco F. Benedetti to serve as a director of the Company, effective July 22, 2015. A description of Mr. Benedetti's background can be found in the Current Report on Form 8-K filed on July 23, 2015.
Amendment to Certificate of Incorporation
At the Company's Annual Meeting on July 1, 2015, the Shareholders approved an amendment to the Company's Certificate of Incorporation to revise the terms of the 2,000,000 shares of preferred stock, $1.00 par value, to "blank check" preferred stock $0.001 par value ("Blank Check Preferred") in order to simplify the current terms of the 2,000,000 shares of Serial Preferred Stock ("Serial Preferred Stock") but not to otherwise affect the current authority of the Board to issue up to 2,000,000 shares of the Serial Preferred Stock.
The Amendment became effective upon the filing of the Certificate of Amendment with the Delaware Secretary of State which was filed on July 10, 2015.
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
Overview
Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company") is a diversified contract manufacturing organization (CMO) that produces highly-engineered, innovative medical device technologies requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, industrial and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals of patients in various medical applications.  The Company's orthopedic implant manufacturing operation produces quick-turn, high volume and patient-specific finished orthopedic implants. The Company provides custom thermoplastic injection molding services and an array of design, engineering, production and program management for its OEM customers.
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
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts and a trustee was assigned to review the assets and liabilities of the company. On March 20, 2015, the Chapter 7 discharge order was issued by the assigned trustee and the case was closed.
Results of Operations
The following table sets forth for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.8	81.9	84.1	80.1
Gross profit	18.2%	18.1%	15.9%	19.9%
Selling and marketing	4.6	3.8	4.5	4.3
General and administrative	9.3	8.7	10.2	9.3
Research and development	1.1	1.4	1.3	1.5
Other expense	(1.2)	(0.4)	(1.1)	(0.8)
Income (loss) from continuing operations before income taxes	2.0	3.8	(1.2)	4.0
Income tax provision	—	—	—	—
Income (loss) from continuing operations	2.0	3.8	(1.2)	4.0
Income from discontinued operations	—	—	3.1	—
Net income	2.0%	3.8%	1.9%	4.0%

Net Sales
The Company's consolidated net sales for the three months ended June 30, 2015 was $5,659,094, a decrease of $594,663, or 9.5%, when compared to the consolidated net sales of $6,253,757 for the three months ended June 30, 2014.
The decrease in net sales for the three months ended June 30, 2015 was due primarily to a decrease in sensors net sales. This decrease was the result of a 28.3% decrease in order volume as compared to the same period in 2014 which represented the highest quarterly sensor volume for the previous five year period. The lower volume was due in part to reduced demand from a large customer who notified the Company in the first quarter to expect lower demand in 2015 versus 2014. Additionally, silver surcharge billed decreased 45.1% due to the decrease in volume as well as a 15.8% decrease in the weighted average price of silver for the three months ended June 30, 2015, as compared to the same period in 2014.
The decreases in net sales were partially offset by a 52.3% increase in net sales of custom thermoplastic injection molding for the three months ended June 30, 2015, due to increased order volume for military and law enforcement as well as automotive components. Net sales of orthopedic implant components increased 1.0% for the three months ended June 30, 2015 as compared to the same period in 2014.
The Company's consolidated net sales for the six months ended June 30, 2015 was $11,517,436, a decrease of $766,164, or 6.2%, when compared to the consolidated net sales of $12,283,600 for the six months ended June 30, 2014.
The decrease in net sales for the six months ended June 30, 2015, was due primarily to a decrease in sensors net sales. The decrease in sensors net sales was due to a 7.1% decrease in volume due in part to reduced demand from a large customer who notified the Company in the first quarter to expect lower demand in 2015 versus 2014. Silver surcharge billed decreased 30.5% due to the decrease in volume as well as a 16.8% decrease in the average price of silver for the six months ended June 30, 2015, as compared to the same period in 2014. Net sales of orthopedic implant components decreased 14.9% for the six months ended June 30, 2015 as compared to the same period in 2014 due primarily to production delays encountered in the first quarter of 2015. The production delays were addressed and led to measurable progress in the second quarter of 2015. Additionally, 2014 benefited from $250,000 of Predictor license sales. There were no Predictor sales in 2015.
The decreases in net sales were partially offset by a 39.1% increase in net sales of custom thermoplastic injection molding for the six months ended June 30, 2015 due to largely to increased order volume of automotive as well as military and law enforcement components.
Gross Profit
The Company's gross profit for the three months ended June 30, 2015 was $1,032,154, a decrease of $101,869, or 9.0%, when compared to gross profit of $1,134,023 for the same period in 2014. Gross profit as a percentage of sales for the three months ended June 30, 2015 increased to 18.2% or 0.1 points from 18.1% for the three months ended June 30, 2014. Although sensor sales decreased for the three months ended June 30, 2015, the sensor gross margin increased 5.4 points when compared to the same period in 2014. This was offset by a 6.6 point decrease in gross margin related to orthopedic implant components due primarily to product mix. Additionally, increased expenditures of $137,472 in our manufacturing quality function to support the Company's growth strategy in the three months ended June 30, 2015, reduced gross profit when compared to the prior period.

Gross profit for the six months ended June 30, 2015 was $1,828,550, a decrease of $616,759, or 25.2%, when compared to gross profit of $2,445,309 for the same period in 2014. Gross profit as a percentage of sales decreased 4.0 points from 19.9% for the six months ended June 30, 2014. The decrease in gross profit was due primarily to an 8.6 point decrease in gross margin related to orthopedic implant components as a result of both product mix as well as production delays encountered in the first quarter of 2015. For the six months ended June 30, 2014, gross profit included $250,000 from net sales of Predictor licenses. Additionally, increased expenditures of $253,840 in the Company's manufacturing quality function to support its growth strategy in the six months ended June 30, 2015, resulted in a decrease to gross profit when compared to the prior period.
Selling and Marketing
The Company's consolidated selling and marketing expenses amounted to $262,609 (4.6% of net sales) for the three months ended June 30, 2015 as compared to $240,408 (3.8% of net sales) for the three months ended June 30, 2014, an increase of $22,201, or 9.2%.  For the three months ended June 30, 2015, marketing and travel expenses increased $14,769 due in part to travel to trade shows related to the Company's orthopedic implant components. The increase was also due in part to the impact of a second quarter 2014 refund of a consulting fee incurred in 2013. These increases were partially offset by a decrease in commissions of $11,627 due to lower net sales as compared to the same period in the prior year.
The Company's consolidated selling and marketing expenses amounted to $520,581 (4.5% of net sales) for the six months ended June 30, 2015 as compared to $532,080 (4.3% of net sales) for the six months ended June 30, 2014, a decrease of $11,499, or 2.2%.  For the six months ended June 30, 2015, travel expenses decreased $15,293 due in part to decreased international travel and travel to trade shows. Additionally, commissions decreased $15,840 due to lower net sales as compared to the same period in the prior year. These decreases were partially offset by the impact of a second quarter 2014 refund of a consulting fee incurred in 2013.
General and Administrative
The Company's consolidated general and administrative expenses decreased to $525,577 (9.3% of net sales) for the three months ended June 30, 2015 as compared to $543,235 (8.7% of net sales) for the three months ended June 30, 2014, a decrease of $17,658, or 3.3%.  The decrease in consolidated general and administrative expenses for three months ended June 30, 2015 was due in part to an $18,176 decrease in wages, taxes, and benefits due in part to the departure of the Vice President of Human Resources in November 2014, partially offset by increases to executive compensation. Additionally, the Company recorded $35,000 less in bonus accruals. These decreases were partially offset by increases of $7,138 in legal fees due in part to the amendment to the certificate of incorporation and $6,501 of general property and liability insurance due to policy renewals. Additionally, directors' fees increased $5,417 as a result of adding a new member to the Company's Board of Directors in April 2015. There were multiple smaller variances in accounting fees, investor relations and consulting fees for the three months ended June 30, 2015 versus the same period in the prior year.
The Company's consolidated general and administrative expenses increased to $1,173,804 (10.2% of net sales) for the six months ended June 30, 2015 as compared to $1,137,866 (9.3% of net sales) for the six months ended June 30, 2014, an increase of $35,938, or 3.2%.   The increase in consolidated general and administrative expenses for the six months ended June 30, 2015 was due in part to $22,761 related to the engagement of an investor relations firm in June 2014. Additionally, accounting fees and other related costs increased $19,745, due in part to increased software expenses as well as costs related to insuring the Company's trade accounts receivable. Consulting fees also increased $10,418 due largely to professional services related to strategic planning. Insurance expense increased $12,398 due to general property and liability insurance policy renewals. Additionally, the Company incurred an aggregate increase of approximately $15,000 in wages, taxes, and benefits, legal expenses and directors' compensation. These increases were partially offset by $35,000 less in bonus accruals as well as a reduction in bank fees of $10,283 over the same period in the prior year.
Research and Development
The Company's consolidated research and development expenses decreased to $62,224 (1.1% of net sales) for the three months ended June 30, 2015 as compared to $85,694 (1.4% of net sales) for the three months ended June 30, 2014, a decrease of $23,470, or 27.4%. The decrease is due to a decrease of $25,604 for internal research and development costs for the development of new products and capabilities related to medical device components.
The Company's consolidated research and development expenses decreased to $154,785 (1.3% of net sales) for the six months ended June 30, 2015 as compared to $182,521 (1.5% of net sales) for the six months ended June 30, 2014, a decrease of $27,736, or 15.2%. The net decrease is due to a reduction in wages, taxes and benefits of $38,950 due primarily to turnover of two employees partially offset by an increase of $10,263 for internal research and development costs for the development of new products and capabilities related to medical device components.
The Company has also dedicated resources to customer funded research and development of new products in the military and law enforcement industry.
Other Income (Expense)

Other expense, net increased to $66,518 for the three months ended June 30, 2015, as compared to $23,842, for three months ended June 30, 2014, an increase of $42,676. The increase in other expense for the three months ended June 30, 2015 as compared to the same period in 2014 was partially due to a decrease of $20,800 from the gain on the sale of fixed assets.
Other expense, net increased to $118,702 for the six months ended June 30, 2015 as compared to $91,680 for the six months ended June 30, 2014, an increase of $27,022. The increase in other expense for the six months ended June 30, 2015 as compared to the same period in 2014 was partially due to a decrease of $8,094 from the gain on the sale of fixed assets and partially offset by a decrease in interest expense of $6,094.
For both the three and six months ended June 30, 2015, the Company recorded other income of $23,423 as a result of a refund of the remaining portion of the performance guarantee obligation of ART on behalf of RMDDx.
Income Tax Provision
The tax provisions for the three and six months ended June 30, 2015 and 2014 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations for both the three and six months ended June 30, 2015 and 2014 was 0% due to the expected utilization of deferred tax assets previously reserved for with a valuation allowance.
Income from Discontinued Operations
On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts and a trustee was assigned to review the assets and liabilities of the company. On March 20, 2015, the Chapter 7 discharge order was issued by the assigned trustee and the case was closed.
For the three months and six months ended June 30, 2015, net income of $0 and $362,610, respectively, net of tax, was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation.
Earnings (Loss) Per Share
Consolidated basic and diluted earnings per share for the three months ended June 30, 2015 was $0.04 per share as compared to $0.09 per share for the same period in 2014, a decrease of $0.05 per share. The decrease in earnings per share is due largely to the decrease in net sales of sensors in the three months ended June 30, 2015 versus the same period in 2014, partially offset by increased net sales in custom thermoplastic injection molding.
Consolidated basic and diluted earnings per share for the six months ended June 30, 2015 was $0.08 per share as compared to $0.18 per share for the same period in 2014, a decrease of $0.10 per share. The decrease in earnings per share is due largely to the decrease in net sales of sensors and orthopedic implant components partially offset by the impact of other income from discontinued operations as a result of the final discharge order related to the bankruptcy of RMDDxUSA as well as the lack of net sales of Predictor licenses in the six months ended June 30, 2015 versus the same period in 2014.
Basic and diluted earnings per share from continuing operations for the three months ended June 30, 2015 was $0.04 per share compared to $0.09 per share for the three months ended June 30, 2014, a decrease of $0.05 per share, due largely to the decrease in net sales of sensors, partially offset by increased net sales in custom thermoplastic injection molding.
Basic and diluted loss per share from continuing operations for the six months ended June 30, 2015 was $0.05 per share compared to earnings of $0.18 per share for the six months ended June 30, 2014, a decrease of $0.23 per share, due largely to the decrease in net sales of sensors and orthopedic implant components as well as the lack of net sales of Predictor licenses.
Basic and diluted earnings per share from discontinued operations, for the three and six months ended June 30, 2015 was $0.00 per share and $0.13 per share, respectively as compared to $0.00 per share for the same periods in 2014, due to the final discharge order related to the bankruptcy of RMDDxUSA issued in 2015.
Off-Balance Sheet Arrangements
In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 and $3,644 for the three and six months ended June 30, 2015, respectively, and $0 for the same periods in 2014.
Liquidity and Capital Resources
Working capital was $3,953,865 as of June 30, 2015, as compared to $1,308,472 at December 31, 2014, an increase of $2,645,393.  The increase is due primarily to the reclassification of the revolver from current liabilities to long-term liabilities, increases in accounts receivable and cash, partially offset by increased accounts payable and accrued expenses and other current liabilities.
Cash and cash equivalents were $284,774 and $209,398 at June 30, 2015 and December 31, 2014, respectively, an increase of $75,376.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable were $4,357,896 and $3,536,747 at June 30, 2015 and December 31, 2014, respectively, an increase of $821,149 due in part to the timing of, and the increase in, net sales in the month of June 2015 as compared to December 2014, as well as the timing of cash receipts.
Inventories were $2,490,723 at June 30, 2015, as compared to $2,514,241 at December 31, 2014, a decrease of $23,518.  Raw materials decreased $41,511 due to high usage levels during the second quarter of 2015 in custom thermoplastic injection molding. As an offset, work in progress increased $13,062 and finished goods increased $4,931, due to larger shipments in the quarter ended June 30, 2015.
Accounts payable increased $325,282 due in part to purchases of raw material inventory driven by increased demand in custom thermoplastic injection molding.
Accrued expenses and other current liabilities increased $283,897 as compared to December 31, 2014 as discussed below in Operating Cash Flows.
Capital equipment expenditures were $784,157 for the six months ended June 30, 2015, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implant components as well as molding equipment.
In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), a commercial term loan, two equipment term loans and an equipment line of credit. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with as of June 30, 2015.
The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at June 30, 2015). The balance outstanding on the revolver was $2,391,495 as of June 30, 2015. In June 2015, the revolver was extended for an additional two-year period maturing June 30, 2017.
    The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At June 30, 2015, the balance of the commercial term loan was $863,612.
The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of the equipment term loan was $571,789 as of June 30, 2015.
On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing on of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67% beginning in July 2015.
On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At June 30, 2015, no amounts had been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.
In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at June 30, 2015 was $143,615.
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
In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the six months ended June 30, 2015 and 2014, the Company recorded $13,842 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $40,706 at June 30, 2015 and $54,548 at December 31, 2014.
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
No dividends were declared or paid in the six months ended June 30, 2015 and 2014.
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
Summary of Changes in Cash Position
As of June 30, 2015, the Company had cash on hand of $284,774. For the six months ended June 30, 2015, net cash provided by operating activities was $322,045. Net cash used in investing activities for the six months ended June 30, 2015 was $768,985. Net cash provided by financing activities for the six months ended June 30, 2015 was $522,316. All of the above were from continuing operations. The net cash flows for the six months ended June 30, 2015 are discussed in further detail below.
Operating Cash Flows
For the six months ended June 30, 2015, net cash provided by operating activities was $322,045, due partially to net income of $223,288 as well as an increase in accounts payable of $325,282, due in part to purchases of raw material inventory driven by increased demand in custom thermoplastic injection molding.
Additionally, accrued expenses and other current liabilities increased $283,897 due in part to an increase of $109,650 for inventory received but not invoiced at June 30, 2015 as compared to December 31, 2014. Additionally, accrued payroll, taxes and benefits increased by $119,020 due in part to a seven day accrual at June 30, 2015 as compared to a three day accrual at December 31, 2014. In addition, current deferred revenue related to tooling increased by $64,790 as a result of previously deferred items becoming current. As on offset, non-current liabilities consisting of non-current deferred revenues related to total tooling decreased $249,619.
These increases were partially offset by a decrease in other assets of $226,802 consisting of current and non-current deferred cost of goods sold related to tooling.
Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $730,013.
These sources of cash were partially offset by an increase in trade accounts receivable of $824,149 due largely to timing of shipments at the end of the quarter. Additional uses of cash came from a decrease in inventory of $23,518 and cash used in deposits, prepaid expenses and other assets of $76,378.
In addition, there was a non-cash adjustment for net income from discontinued operations of $362,610.
Investing Cash Flows
For the six months ended June 30, 2015, net cash used in investing activities was $768,985. The net cash used was primarily for capital expenditures of $784,157, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implant components as well as for molding equipment.
The capital expenditures were partially offset by $20,700 of proceeds from the sale of fixed assets.
Financing Cash Flows
For the six months ended June 30, 2015, net cash provided by financing activities was $522,316. Cash was provided by proceeds of $320,000 from the Company's revolver and proceeds from the equipment line of credit of $415,785, offset by payments on term notes payable of $242,080. Additionally, there were proceeds of $28,611 from the exercise of stock options.

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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
3.2	Certificate of Amendment of Certificate of Incorporation	X-1
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.5	First Amendment and Loan Modification dated as of March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(f)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013	(f)
10.52*	Agreement and Releases between Arrhythmia Research Technology, Inc. and Michael S. Gunter dated March 31, 2013	(f)
10.53*	Employment Agreement between Arrhythmia Research Technology, Inc. and Salvatore Emma, Jr. dated as of March 28, 2013	(f)
10.54*	Amendment No. 2 to Executive Employment Agreement between David A. Garrison and the Company dated as of June 7, 2013	(g)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison entered into on September 12, 2013	(h)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 9, 2014	(i)
10.57*	Employment Agreement between the Company and Derek T. Welch dated as of January 9, 2014	(i)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 26, 2014	(j)
10.59*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015	(k)
10.60*	Employment Agreement between the Company and Derek T. Welch dated as of January 20, 2015	(k)
10.61	Fourth Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 19, 2015	X-2
21.0	Subsidiaries	(l)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
32.1	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5
32.2	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.
August 13, 2015	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)
By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)