Form 10-Q
period 2015-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2015-11-12
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

001-9731

(Commission file No.)

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72‑0925679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

25 Sawyer Passway

Fitchburg, Massachusetts  01420

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

Large Accelerated filer ☐	Accelerated filer ☐	Non‑Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 12, 2015 there were 2,792,539 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$263,838	$209,398
Trade accounts receivable, net of allowance for doubtful accounts of $48,000 at September 30, 2015 and $45,000 at December 31, 2014	3,404,786	3,536,747
Inventories, net	2,457,245	2,514,241
Prepaid expenses and other current assets	796,486	519,582
Total current assets	6,922,355	6,779,968
Property, plant and equipment, net	7,573,059	7,618,901
Intangible assets, net	19,084	134,022
Other assets	340,032	570,357
Total assets	$14,854,530	$15,103,248
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$—	$2,071,495
Term notes payable, current portion	583,157	490,341
Accounts payable	1,876,542	1,857,156
Accrued expenses and other current liabilities	473,863	405,975
Customer deposits	58,735	98,110
Deferred revenue, current	298,367	228,363
Liabilities from discontinued operations, current	—	320,056
Total current liabilities	3,290,664	5,471,496
Long-term liabilities:
Revolving line of credit, non-current portion	2,261,495	—
Term notes payable, non-current portion	1,270,348	1,330,755
Subordinated promissory notes	466,214	445,452
Deferred revenue, non-current	353,560	610,430
Total long-term liabilities	4,351,617	2,386,637
Total liabilities	7,642,281	7,858,133
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued at September 30, 2015 and $1.00 par value; 2,000,000 shares authorized, none issued at December 31, 2014	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,786,539 outstanding at September 30, 2015 and 3,926,491 issued, 2,778,339 outstanding at December 31, 2014	39,265	39,265
Additional paid-in-capital	11,365,486	11,336,693
Treasury stock at cost, 1,139,952 shares at September 30, 2015 and 1,148,152 shares at December 31, 2014	(3,110,701)	(3,133,883)
Accumulated other comprehensive income	—	42,502
Accumulated deficit	(1,081,801)	(1,039,462)
Total shareholders’ equity	7,212,249	7,245,115
Total liabilities and shareholders’ equity	$14,854,530	$15,103,248

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$5,226,135	$6,045,872	$16,743,571	$18,329,472
Cost of sales	4,508,622	4,885,043	14,197,508	14,723,334
Gross profit	717,513	1,160,829	2,546,063	3,606,138

Selling and marketing	219,895	252,995	740,476	785,075
General and administrative	651,669	597,413	1,825,473	1,735,279
Research and development	48,007	110,441	202,792	292,962
Total operating expenses	919,571	960,849	2,768,741	2,813,316

Income (loss) from continuing operations	(202,058)	199,980	(222,678)	792,822
Other income (expense):
Interest expense	(66,602)	(66,236)	(202,135)	(206,914)
Other income (expense), net	3,033	(4,099)	19,864	44,900
Total other expense, net	(63,569)	(70,335)	(182,271)	(162,014)
Income (loss) from continuing operations before income taxes	(265,627)	129,645	(404,949)	630,808
Income tax provision	—	—	—	2,207
Net income (loss) from continuing operations	(265,627)	129,645	(404,949)	628,601
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provision of $0 for the three and nine months ended September 30, 2015 and 2014	—	—	362,610	(1,779)
Net income (loss)	$(265,627)	$129,645	$(42,339)	$626,822
Earnings (loss) per share - basic
Continuing operations	$(0.10)	$0.05	$(0.15)	$0.23
Discontinued operations	—	—	0.13	—
Earnings (loss) per share - basic	$(0.10)	$0.05	$(0.02)	$0.23
Earnings (loss) per share - diluted
Continuing operations	$(0.10)	$0.05	$(0.15)	$0.22
Discontinued operations	—	—	0.13	—
Earnings (loss) per share - diluted	$(0.10)	$0.05	$(0.02)	$0.22
Weighted average common shares outstanding - basic	2,786,539	2,748,479	2,782,452	2,731,530
Weighted average common shares outstanding - diluted	2,786,539	2,855,223	2,782,452	2,815,776

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(42,339)	$626,822
Loss (income) from discontinued operations	(362,610)	1,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	(17,143)	(21,000)
Depreciation and amortization	1,102,428	1,114,278
Impairment of intangibles	118,318	63,086
Non-cash interest expense	20,762	20,762
Change in allowance for doubtful accounts	3,000	10,000
Share-based compensation expense	23,416	22,186
Changes in operating assets and liabilities:
Accounts receivable	128,961	84,071
Inventories	56,996	(808,814)
Prepaid expenses and other current assets	(276,904)	(134,760)
Other non-current assets	230,325	80,753
Accounts payable	19,387	78,704
Accrued expenses and other current liabilities	98,516	399,826
Other non-current liabilities	(256,870)	(80,492)
Net cash provided by (used in) operating activities of continuing operations	846,243	1,457,201
Net cash provided by (used in) operating activities of discontinued operations	—	(1,509)
Net cash provided by (used in) operating activities	846,243	1,455,692
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,072,347)	(1,104,265)
Proceeds from sale of property, plant and equipment	35,700	24,500
Cash paid for patents and trademarks	(6,176)	(2,613)
Net cash provided by (used in) investing activities from continuing operations	(1,042,823)	(1,082,378)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(1,042,823)	(1,082,378)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	190,000	(728,000)
Proceeds from equipment line of credit	415,785	116,905
Payments on term notes payable	(383,376)	(316,376)
Proceeds from warrant exercises	—	35,100
Proceeds from stock option exercises	28,611	97,022
Net cash provided by (used in) financing activities from continuing operations	251,020	(795,349)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	251,020	(795,349)
Net increase (decrease) in cash and cash equivalents	54,440	(422,035)
Cash and cash equivalents, beginning of period	209,398	751,275
Cash and cash equivalents, end of period	263,838	329,240
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$263,838	$329,240

(continued)

	Nine Months Ended
	September 30,
Supplemental Cash Flow Information (unaudited)	2015	2014
Cash paid for interest	$171,040	$173,445
Non-cash activities:
Equipment line of credit converted to term notes payable	$415,785	$740,999
Reduction of restricted cash offset by performance guarantee	$—	$975,430

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 20, 2015. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(265,627)	$129,645	$(404,949)	$628,601
Income (loss) from discontinued operations, net of tax	—	—	362,610	(1,779)
Net income (loss) available to common shareholders	$(265,627)	$129,645	$(42,339)	$626,822
Basic EPS:
Weighted average common shares outstanding	2,786,539	2,748,479	2,782,452	2,731,530
Earnings (loss) per share - basic
Continuing operations	$(0.10)	$0.05	$(0.15)	$0.23
Discontinued operations	—	—	0.13	—
Consolidated basic EPS	$(0.10)	$0.05	$(0.02)	$0.23
Diluted EPS:
Weighted average common shares outstanding	2,786,539	2,748,479	2,782,452	2,731,530
Assumed conversion of net common shares issuable under stock option plans	—	62,359	—	49,439
Assumed conversion of net common shares issuable under warrants	—	44,385	—	34,807
Weighted average common and common equivalent shares outstanding, diluted	2,786,539	2,855,223	2,782,452	2,815,776
Earnings (loss) per share - diluted
Continuing operations	$(0.10)	$0.05	$(0.15)	$0.22
Discontinued operations	—	—	0.13	—
Consolidated diluted EPS	$(0.10)	$0.05	$(0.02)	$0.22

3.  Inventories, net

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$862,160	$873,306
Work-in-process	350,303	370,220
Finished goods	1,244,782	1,270,715
Total	$2,457,245	$2,514,241

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of  $413,215 and $439,800 as of September 30, 2015 and December 31, 2014, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			September 30,	December 31,
	(in years)			2015	2014
Machinery and equipment	3	to	15	$15,002,714	$14,608,949
Building and improvements	5	to	25	4,508,706	4,360,114
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,432,077	1,349,931
Land				202,492	202,492
Construction in progress				743,153	568,234
Total property, plant and equipment				21,979,855	21,180,433
Less: accumulated depreciation				(14,406,796)	(13,561,532)
Property, plant and equipment, net				$7,573,059	$7,618,901

For the three months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $371,606 and $369,518, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $1,099,632 and $1,111,297, respectively.

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the annual review, the Company recorded impairment charges of $118,318 and $56,237 in the three months ended September 30, 2015 and 2014, respectively.

In the third quarter of 2015, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patents pending related to the Triggering Recharging and Wireless Transmission of Remote Patient Monitoring Device, as well as the Seed-Beat Selection Method for Signal-Averaged Electrocardiography were no longer patentable and recorded an impairment charge of $103,287 for the full costs of these patents pending.  Additionally, after a review of trade names, the Company determined that the Leominster Tool & Die no longer provided any future economic benefit and recorded an impairment charge of $15,031 for the remaining unamortized balance of the trade names.

In the third quarter of 2014, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patent pending related to the Ambulatory Physiological Monitoring with Remote Analysis were no longer patentable and recorded an impairment charge of $56,237 for the full costs of these patents pending.  Additionally, in the first quarter of 2014 the Company recorded an impairment charge of $6,849 related to its tradename PureTrace, therefore, the total impairment for the nine months ended September 30, 2014 was $63,086.

Intangible assets consist of the following:

	Estimated	September 30, 2015			December 31, 2014
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	11	$26,290	$7,542	$18,748	$414,436	$394,371	$20,065
Patents and trademarks pending	—	336	—	336	97,447	—	97,447
Trade names	—	—	—	—	33,250	16,740	16,510
Total intangible assets		$26,626	$7,542	$19,084	$545,133	$411,111	$134,022

For the three and nine months ended September 30, 2015, the Company recorded amortization expense of $808 and $2,796, respectively and for the three and nine months ended September 30, 2014 the Company recorded amortization expense of $994 and $2,982, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	September 30,	December 31,
	2015	2014
Revolving line of credit	$2,261,495	$2,071,495
Subordinated promissory notes	$466,214	$445,452

Term notes payable:
Commercial term loan	$789,343	$1,009,977
Equipment term loans	934,168	640,734
Equipment notes	129,994	170,385
Total term notes payable	$1,853,505	$1,821,096

Total Debt	$4,581,214	$4,338,043

Bank Debt

The revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit are all under the terms of a multi-year credit facility with a bank as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at September 30, 2015.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.5% at September 30, 2015). The original maturity date of the revolver was June 30, 2015, therefore, as of December 31, 2014 the balance of the revolver was classified as a current liability. In June 2015, the revolver was extended for an additional two-year period maturing June 30, 2017 and is therefore classified as a long-term liability on the Company's balance sheet at September 30, 2015.

Commercial term loan

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000.

Equipment line of credit and equipment term loans

On March 29, 2013, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to an equipment term loan with a five-year term, maturing on of March 29, 2019. The equipment term loan requires monthly payments of approximately $14,000, consisting of principal and interest at a fixed rate of 4.65%.

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

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At September 30, 2015,  no amounts had been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)

(the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

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

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three and nine months ended September 30, 2015 and 2014, the Company recorded $6,921 and $20,762, respectively, of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $33,786 at September 30, 2015 and $54,548 at December 31, 2014.

7.  Income Taxes

The tax provisions for the three and nine months ended September 30, 2015 and 2014 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company has a full valuation allowance against its deferred tax assets at September 30, 2015 and December 31, 2014. Management expects to reevaluate the allowance on its deferred tax assets at December 31, 2015.

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

Off-balance sheet arrangements

In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for the three months ended September 30, 2015 and $5,466 for the nine months ended September 30, 2015 and $0 for the same periods in 2014.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2015

Notes to the Condensed Consolidated Financial Statements (unaudited)

9.  Stock Options and Share-Based Incentive Plan

Options

The following table sets forth the stock option transactions for the nine months ended September 30, 2015:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2014	165,800	$5.58	6.09	$305,124
Granted	25,000	7.74
Exercised	(8,200)	3.49
Forfeited	(15,500)	5.02
Expired	—	—
Outstanding at September 30, 2015	167,100	6.05	5.71	$254,103
Exercisable at September 30, 2015	95,100	$6.20	4.03	$144,943
Exercisable at December 31, 2014	74,400	$6.07	4.75	$119,342

For the nine months ended September 30, 2015 and 2014, share-based compensation expense related to stock options amounted to $23,416 and $22,186, respectively, and is included in general and administrative expenses.

For the nine months ended September 30, 2015,  25,000 options were granted and 15,500 options were forfeited. Additionally, 8,200 options were exercised generating proceeds of $28,611.

For the nine months ended September 30, 2014, there we no new grants and 56,500 options expired. Additionally, 25,100 options were exercised generating proceeds of $97,022.

Warrants

For the nine months ended September 30, 2015, there were no warrants exercised. For the nine months ended September 30, 2014 the Company received proceeds of $35,100 from the exercise of 10,000 warrants.

As of September 30, 2015,  70,000 warrants remain unexercised.

10.  Discontinued Operations

On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. At December 31, 2014, there were no assets and $320,056 of liabilities remaining on the balance sheet.

On March 20, 2015, the Chapter 7 discharge order was issued by the assigned trustee and the case was closed. For the three and nine months ended September 30, 2015, net income of $0 and $362,610, respectively, was recorded from discontinued operations as a result of the write off of the remaining liabilities of $320,056 and the reversal of other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation.

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

Reclassification of prior period balances

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation, including depreciation and amortization and impairment of intangibles on the statement of cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.3	80.8	84.8	80.3
Gross profit	13.7%	19.2%	15.2%	19.7%
Selling and marketing	4.2	4.2	4.4	4.3
General and administrative	12.5	9.9	10.9	9.5
Research and development	0.9	1.8	1.2	1.6
Other expense	(1.2)	(1.2)	(1.1)	(0.9)
Income (loss) from continuing operations before income taxes	(5.1)	2.1	(2.4)	3.4
Income tax provision	—	—	—	—
Income (loss) from continuing operations	(5.1)	2.1	(2.4)	3.4
Income from discontinued operations	—	—	2.2	—
Net (loss) income	(5.1)%	2.1%	(0.2)%	3.4%

Net Sales

The Company's consolidated net sales for the three months ended September 30, 2015 was $5,226,135, a decrease of $819,737, or 13.6%, when compared to the consolidated net sales of $6,045,872 for the three months ended September 30, 2014.

The decrease in net sales for the three months ended September 30, 2015 was due to a decrease in sensors net sales. This decrease was the result of a 21.6% decrease in order volume due to reduced demand as compared to the same period in 2014.  Silver surcharge billed decreased 43.5% due to the decrease in volume as well as a 25.0% decrease in the weighted average price of silver for the three months ended September 30, 2015, as compared to the same period in 2014.  Additionally, net sales of custom thermoplastic injection molding for the three months ended September 30, 2015 decreased 3.9% due to a decrease in demand of components for a customer supplying the United States military,  partially offset by increased shipments for automotive components, as compared to the same period in 2014.

The decrease in net sales was partially offset by a 13.6% increase in net sales of orthopedic implant components for the three months ended September 30, 2015 as compared to the same period in 2014 due to increased order volume.

The Company's consolidated net sales for the nine months ended September 30, 2015 was $16,743,571, a decrease of $1,585,901, or 8.7%, when compared to the consolidated net sales of $18,329,472 for the nine months ended September 30, 2014.

The decrease in net sales for the nine months ended September 30, 2015, was due to a decrease in sensors net sales. The decrease in sensors net sales was due to a 12.1% decrease in volume due to reduced demand as compared to the same period in 2014. Silver surcharge billed decreased 34.8% due to the decrease in volume as well as a 19.6% decrease in the average price of silver for the nine months ended September 30, 2015, as compared to the same period in 2014. Net sales of orthopedic implant components decreased 7.6% for the nine months ended September 30, 2015 as compared to the same period in 2014 due in part to production delays encountered in the first quarter of 2015.  Although the production delays were addressed and led to measurable progress in the second and third quarters of 2015, decreased net sales of orthopedic implant components were also adversely impacted by decreased volume and product mix.  Additionally, 2014 benefited from $250,000 of Predictor license sales whereas there were no Predictor sales in 2015.

The decrease in net sales was partially offset by a 21.2% increase in net sales of custom thermoplastic injection molding for the nine months ended September 30, 2015 due largely to increased order volume of automotive components as compared to the same period in 2014.

Gross Profit

The Company's gross profit for the three months ended September 30, 2015 was $717,513, a decrease of $443,316, or 38.2%, when compared to gross profit of $1,160,829 for the same period in 2014. Gross profit as a percentage of sales for the three months ended September 30, 2015 decreased to 13.7%, or 5.5 points from 19.2% for the three months ended September 30, 2014.   The decrease in gross profit was due to a 48.3% decrease in gross profit from sensors due to lower sales volume and unfavorable silver prices.  Gross profit from custom thermoplastic injection molding decreased 13.5% for the three months ended September 30, 2015 when compared to the same period in 2014 due to a decrease in demand of components for a customer supplying the United States military, offset by increased shipments for automotive components.    Additionally, increased personnel expenditures of $118,614 in the Company’s quality department in the three months ended September 30, 2015, reduced gross profit when compared to the prior period.

The decreases were partially offset by a 7.4% increase in gross profit related to orthopedic implant components due primarily to increased sales while gross profit as a percentage of sales decreased 1.5 points.  Increased labor costs of approximately $40,000 related to the process development and validation of new patient-specific, posterior-stabilized knee components for an orthopedic implant customer adversely impacted both gross profit dollars and gross margin percentage.

Gross profit for the nine months ended September 30, 2015 was $2,546,063, a decrease of $1,060,075, or 29.4%, when compared to gross profit of $3,606,138 for the same period in 2014. Gross profit as a percentage of sales decreased to 15.2%, or 4.5 points, when compared to 19.7% for the nine months ended September 30, 2014.  The decrease in gross profit was due primarily to a 27.0% decrease in gross profit related to orthopedic implant components and a 19.6% decrease in gross profit related to sensors.  The decrease in orthopedic implant components is a result of product mix, new product validation expenditures, as well as production delays encountered in the first quarter of 2015.  Gross profit as a percentage of sales decreased to 25.3%, or 6.7 points, when compared to 32.0% for the nine months ended September 30, 2014.  The decrease gross profit related to sensors is due to lower sales volume and unfavorable silver prices.

The decreases were partially offset by a 19.0% increase in gross profit from custom thermoplastic injection molding.  The increase was due to increased shipments of automotive components.  For the nine months ended September 30, 2014, gross profit included $250,000 from net sales of Predictor licenses. Additionally, increased expenditures of $372,454 in the Company's manufacturing quality function in the nine months ended September 30, 2015, resulted in a decrease to gross profit when compared to the prior period.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $219,895  (4.2% of net sales) for the three months ended September 30, 2015 as compared to $252,995  (4.2% of net sales) for the three months ended September 30, 2014, a decrease of $33,100, or 13.1%.  For the three months ended September 30, 2015,  the decrease was primarily due to a decrease in commissions of $35,755 as a result of lower net sales as compared to the same period in the prior year.

The Company's consolidated selling and marketing expenses amounted to $740,476 (4.4% of net sales) for the nine months ended September 30, 2015 as compared to $785,075  (4.3% of net sales) for the nine months ended September 30, 2014, a decrease of $44,599, or 5.7%.  For the nine months ended September 30, 2015, commissions decreased $51,616 due to lower net sales as compared to the same period in the prior year. Additionally, travel expenses decreased $11,883 due in part to decreased international travel and travel to trade shows.  These decreases were partially offset by marketing, advertising and other consulting fees of $10,550 versus the same period in the prior year.

General and Administrative

The Company's consolidated general and administrative expenses increased to $651,669 (12.5% of net sales) for the three months ended September 30, 2015 as compared to $597,413 (9.9% of net sales) for the three months ended September 30, 2014 an increase of $54,256, or 9.1%.  The increase in consolidated general and administrative expenses is due in part to $118,318 of impairment charges in the three months ended September 30, 2015 as compared with $56,237 for the same period last year, an increase of $62,081.  The Company also incurred $18,000 of costs related to the analysis of merger and acquisition opportunities as well as increased consulting fees of $10,875 due largely to professional services related to strategic planning for growth initiatives.  General property and liability insurance increased $16,194 for policy renewals in the quarter.  Directors’ fees increased $13,333 as a result of adding two new Directors; one in April 2015 and one in July 2015.  There were multiple smaller variances in travel, accounting fees, software expenses, stock based compensation and insurance on accounts receivable for the three months ended September 30, 2015 versus the same period in the prior year.

These increases were partially offset by decreased wages, taxes and benefits of $36,332 due largely to the departure of the Vice President of Human Resources in November 2014.   Additionally, the Company recorded $65,000 less in bonus accruals.

The Company's consolidated general and administrative expenses increased to $1,825,473 (10.9% of net sales) for the nine months ended September 30, 2015 as compared to $1,735,279 (9.5% of net sales) for the nine months ended September 30, 2014, an increase of $90,194, or 5.2%.  The increase in consolidated general and administrative expenses is due in part to $118,318 of impairment charges in the nine months ended September 30, 2015 as compared with $63,086 for the same period last year, an increase of $55,232.  The Company also incurred $18,000 of costs related to the analysis of merger and acquisition opportunities as well as increased consulting fees of $21,293 due largely to professional services related to strategic planning for growth initiatives.  Insurance expense increased $28,591 due to general property and liability insurance policy renewals. Additionally, the Company incurred costs of $27,125 to insure the Company’s accounts receivable beginning in January 2015.  Legal fees increased $19,609 in part due to fees associated with the Amendment to the Certificate of Incorporation for preferred stock, renewing the credit facility and other matters.  Directors’ compensation increased $18,750 due to the addition of two directors, one in April 2015 and one in July 2015.  Travel expenses increased $16,621 due in part to travel related to consulting services for strategic planning as well as for recruiting efforts for new Directors.

These increases were partially offset by decreased wages, taxes and benefits of $39,621 due in part to the departure of the Vice President of Human Resources in November 2014.  Additionally, the Company recorded $100,000 less in bonus accruals.

Research and Development

The Company's consolidated research and development expenses decreased to $48,007 (0.9% of net sales) for the three months ended September 30, 2015 as compared to $110,441 (1.8% of net sales) for the three months ended September 30, 2014, a decrease of $62,434, or 56.5%. The decrease is due in part to a  decrease of $32,862 in wages, taxes and benefits due in part to turnover and interdepartmental transfers as well as a $30,718 decrease in internal research and development costs for the development of new products and capabilities related to medical device components.

The Company's consolidated research and development expenses decreased to $202,792 (1.2% of net sales) for the nine months ended September 30, 2015 as compared to $292,962 (1.6% of net sales) for the nine months ended September 30, 2014, a decrease of $90,170, or 30.8%. The net decrease is due to a reduction in wages, taxes and benefits of $68,812 due primarily to turnover of two employees and a decrease of $18,659 for internal research and development costs for the development of new products and capabilities related to medical device components.

Other Income (Expense), net

Other expense, net decreased to $63,569 for the three months ended September 30, 2015, as compared to $70,335, for three months ended September 30, 2014, a decrease of $6,766. The decrease in other expense was due to a gain on the sales of fixed assets of $3,114 in 2015 versus a loss of $3,500 on the disposal of fixed assets in 2014.

Other expense, net increased to $182,271 for the nine months ended September 30, 2015 as compared to $162,014 for the nine months ended September 30, 2014, an increase of $20,257. The increase in other expense was primarily due to an increase of $2,180 from the gain on the sale of fixed assets and a decrease in interest expense of $4,779.  Additionally, in 2014, the Company recorded other income of $23,423 as a result of a refund of the remaining portion of the performance guarantee obligation of ART on behalf of RMDDx.

Income Tax Provision

The tax provisions for the three and nine months ended September 30, 2015 and 2014 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations for both the three and nine months ended September 30, 2015 and 2014 was 0% due to the expected utilization of deferred tax assets previously reserved for with a valuation allowance.

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

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended September 30, 2015 was $0.10 per share as compared to basic and diluted earnings of $0.05 per share for the same period in 2014, a decrease of $0.15 per share. The decrease in earnings per share for the three months ended September 30, 2015, is due largely to the decreased gross profit in sensors and custom thermoplastic injection molding as well as increased quality costs partially offset by decreased operating expenses and increased gross profit in orthopedic implant components.

Consolidated basic and diluted loss per share for the nine months ended September 30, 2015 was $0.02 per share as compared to earnings of $0.23 and $0.22 per share, respectively for the same period in 2014, a decrease of $0.25 and $0.24, respectively. The decrease in earnings per share is due largely to the decrease in gross profit of orthopedic implant components and sensors, increased quality costs as well as the lack of net sales of Predictor licenses in the nine months ended September 30, 2015 versus the same period in 2014.  These decreases were partially offset by the impact of other income from discontinued operations as a result of the final discharge order related to the bankruptcy of RMDDxUSA and reduced operating expenses.

Off-Balance Sheet Arrangements

In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 and $3,644 for the three and six months ended June 30, 2015, respectively, and $0 for the same periods in 2014.

Liquidity and Capital Resources

Working capital was $3,631,691 as of September 30, 2015, as compared to $1,308,472 at December 31, 2014, an increase of $2,323,219.  The increase is due primarily to the reclassification of the revolver from current liabilities to long-term liabilities, increases in prepaid expenses and other current assets and cash, partially offset by increases in accrued expenses and other current liabilities and deferred revenue.

Cash and cash equivalents were $263,838 and $209,398 at September 30, 2015 and December 31, 2014, respectively, an increase of $54,440.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable were $3,404,786 and $3,536,747 at September 30, 2015 and December 31, 2014, respectively, a decrease of $131,961 due in part to the decrease in net sales for the month of September 2015 as compared to December 2014, as well as the timing of cash receipts.

Inventories were $2,457,245 at September 30, 2015, as compared to $2,514,241 at December 31, 2014, a decrease of $56,996.  The decrease in inventory was due primarily to lower sensor backlog and the timing of production requirements based upon customer orders.

Accounts payable increased $19,387  due largely to the timing of disbursements.

Accrued expenses and other current liabilities increased $67,888 as compared to December 31, 2014 due largely to an increase of $102,179 for accruals for goods received not yet invoiced.  Additionally, payroll accruals increased $25,465 due to timing of quarter end.  These increases were partially offset by a $58,938 reduction in bonus accruals.

Capital equipment expenditures were $1,072,347 for the nine months ended September 30, 2015, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implant components as well as injection molding equipment.

In March 2013, the Company entered into a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at September 30, 2015.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.50% at September 30, 2015). The balance outstanding on the revolver was $2,261,495 as of September 30, 2015. In June 2015, the revolver was extended for an additional two-year period maturing June 30, 2017.

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At September 30, 2015, the balance of the commercial term loan was $789,343.

The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of the equipment term loan was $536,778 as of September 30, 2015.

On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing on of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67% beginning in July 2015. The balance of the equipment term loan was $397,390 as of September 30, 2015.

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At September 30, 2015, no amounts had been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at June 30, 2015 was $129,994.

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

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the nine months ended September 30, 2015 and 2014, the Company recorded $20,762 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $33,786 at September 30, 2015 and $54,548 at December 31, 2014.

The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company is in compliance with all covenants at September 30, 2015.

No dividends were declared or paid in the nine months ended September 30, 2015 and 2014.

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

Summary of Changes in Cash Position

As of September 30, 2015, the Company had cash on hand of $263,838. For the nine months ended September 30, 2015, net cash provided by operating activities was $846,243.  Net cash used in investing activities for the nine months ended September 30, 2015 was $1,042,823. Net cash provided by financing activities for the nine months ended September 30, 2015 was $251,020. All of the above were from continuing operations. The net cash flows for the nine months ended September 30, 2015 are discussed in further detail below.

Operating Cash Flows

For the nine months ended September 30, 2015, net cash provided by operating activities was $846,243, due in part to a decrease of $230,325 in other non-current assets and a $128,961 decrease in accounts receivable.  Accrued expenses and other current liabilities increased $98,516 due in part to an increase of $102,179 for inventory received but not invoiced at September 30, 2015 as compared to December 31, 2014. Additionally, accrued payroll, taxes and benefits increased by $25,465 and a decrease in inventory of $56,996.    Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $1,102,428, impairment of intangibles of $118,318, share-based compensation of $23,416 and non-cash interest expense of $20,762.

These increases were partially offset by net cash used by operating activities in prepaid expenses and other assets of $276,904 due largely to prepaid insurance related to annual policy renewals as well as an increase in deferred revenue for tooling.  Additionally, cash used in other non-current liabilities was $256,870 due primarily to deferred revenue related to tooling.

In addition, there was a non-cash adjustment for net income from discontinued operations of $362,610.

Investing Cash Flows

For the nine months ended September 30, 2015, net cash used in investing activities was $1,042,823. The net cash used was primarily for capital expenditures of $1,072,347, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implant components as well as for molding equipment.

The capital expenditures were partially offset by $35,700 of proceeds from the sale of fixed assets.

Financing Cash Flows

For the nine months ended September 30, 2015, net cash provided by by financing activities was $251,020. Cash was provided by net proceeds of $190,000 from the Company's revolver and proceeds from the equipment line of credit of $415,785, offset by payments on term notes payable of $383,376. Additionally, there were proceeds of $28,611 from the exercise of stock options.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation	(a)
3.1	Amended and Restated By-laws	(b)
3.2	Certificate of Amendment of Certificate of Incorporation	(k)
4.0	Form of Certificate evidencing shares of the Company's Common Stock	(a)
4.6*	2001 Stock Option Plan	(c)
4.10*	2010 Equity Incentive Plan	(d)
4.11	Form of Subordinated Note	(e)
4.12	Form of Subordination Agreement	(e)
4.13	Form of Warrant to Purchase Common Stock	(e)
10.5	First Amendment and Loan Modification dated as of March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc.	(f)
10.51	Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013	(f)
10.55*	Amended and Restated Agreement and Release between the Company and David A. Garrison entered into on September 12, 2013	(g)
10.56*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 9, 2014	(h)
10.57*	Employment Agreement between the Company and Derek T. Welch dated as of January 9, 2014	(h)
10.58	Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 26, 2014	(i)
10.59*	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015	(j)
10.60*	Employment Agreement between the Company and Derek T. Welch dated as of January 20, 2015	(j)
10.61	Fourth Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 19, 2015	(k)
21	Subsidiaries	(l)
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW.
(b)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 1, 2011.
(c)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission on March 29, 2002.
(d)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 6, 2010, Registration Statement No. 333-166600.

(e)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013.
(f)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on July 1, 2013.
(g)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 19, 2013.
(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014.
(i)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 7, 2014.
(j)	Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2014 as filed with the Commission on March 20, 2015.
(k)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015.
(l)	Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

November 12, 2015	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)