Form 10-K
period 2015-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2016-03-10
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

________________________________________________

FORM 10-K

________________________________________________

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated filer ☐        Accelerated filer ☐       Non‑Accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,471,600.

On March 10, 2016, there were 2,816,639 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Arrhythmia Research Technology, Inc.

PART I

Item 1. BUSINESS

OVERVIEW

Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume and patient-specific finished orthopedic implant components. The Company has custom thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with nearly forty percent of its revenue derived from exports. The Company was formed in 1986 and its shares have traded on the NYSE MKT since 1992 under the symbol HRT.

Micron is a full service contract manufacturing organization and provides design, engineering, quality and regulatory expertise across the Company’s three product lines, machining, plastic injection molding and sensors, with lean and fast fulfillment systems using proprietary manufacturing processes to enable the Company’s customers to be competitive throughout the product life cycle.

ART's wholly-owned Pennsylvania subsidiary, RMDDxUSA Corp, ("RMDDxUSA") and that subsidiary's Prince Edward Island subsidiary, RMDDx Corporation ("RMDDx" and, collectively with RMDDxUSA, sometimes referred to as “WirelessDx”) discontinued operations in 2012 and filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in May 2014. In March 2015, the Chapter 7 Order was formally discharged by the assigned trustee and the case was closed.  The results of WirelessDx are presented as discontinued operations throughout the financial statements and footnotes included elsewhere in this Form 10-K.

Contract Manufacturing

Machining

The Company is a contract manufacturer of components and instruments for medical devices including, but not limited to large joint replacements. The Company manufactures replacement knee systems including femorals, tibial trays, inserts and instrumentation from investment castings (F-75, stainless steel), machining wrought bar (F-75, stainless steel, F-136 Ti 6A-4V ELI), ultra-high-molecular-weight polyethylene (UHMWPE), medical grade finishing, ultrasonic cleaning and passivation. The manufacturing process includes computer aided design ("CAD") and computer numerical controlled ("CNC") metal machining using single piece flow manufacturing methods for personalized orthopedic implant components as well as higher volume off-the-shelf components in a gradient of geometries. The Company deploys the latest technologies in computer aided design, a proprietary, automated computer aided manufacturing (CAD/CAM) methodology, and up to 11-axis CNC vertical and horizontal machining and turning centers. These products involve complex programming and machining of wrought and cast cobalt-chromium-molybdenum alloy, titanium, and stainless steel, as well as high molecular weight polymers to customer specifications. The Company brings implant components to a highly polished state as part of the manufacturing process and offers sterilization and packaging services. The Company produces superior contoured machined surfaces on metal and high molecular weight polymers to complete the implant kit. From patient-specific, where each implant is a different geometry, to standard-sized products, each requires precision, speed, and adherence to the most stringent of quality standards. Additional capabilities include laser marking, automated polishing, passivation, and coatings.

Plastic Injection Molding

The Company's plastic injection molding services are especially suited to meet the needs of customers who require very high quality parts, clean room molding, and tight tolerance specifications of engineered materials. The Company offers highly automated pick and place packaging, assembly, and in-cycle vision inspection. Micron’s ITAR registration and Federal Firearms license assures military and defense customers that their stringent regulatory requirements can be met. The Company also offers over-molding, insert molding, high volume/low change, and low volume/high change injection molding.  The Company adds value with highly repeatable and reliable manufacturing and with constant innovations for cost improvements.  Other value added services including packaging, assembly, pad printing, ultrasonic welding, stamping, laser marking, clean room molding, clean room assembly, specialty coatings, and plastic machining.

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

Customers and Net Sales

The Company offers its products and services to customers of all sizes, including large original equipment manufacturers (OEMs) and other contract manufacturing organizations.  The Company manufactures products upon receipt of purchase orders.  The Company generally does not receive purchase volume commitments extending beyond several months; however, the Company has a track record of establishing long term relationships with customers which results in repeat business year over year.

During the year ended December 31, 2015, the Company had net sales to two customers constituting 16% and 13% of total 2015 net sales. Accounts receivable from these two customers at December 31, 2015 was 9% each of the total accounts receivable balance at year end. During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%, 13%, 12% and 10%, respectively, of total 2014 net sales. Accounts receivable from the four customers at December 31, 2014 was 11%, 9%, 15% and 14%, respectively, of the total accounts receivable balance at year end.

Net sales to the largest two customers accounted for 29% of total net sales in 2015 whereas these same customers accounted for 23% of total net sales in 2014. In 2015, the Company's two largest customers represented two of the Company's product lines.  The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sale of the Company’s products and services in certain industries.

	Revenue for the Years Ended December 31,
	2015	%	2014	%
Medical	$16,770,788	78	$19,714,328	82
Automotive/Industrial	2,839,926	13	1,753,946	7
Military and Law Enforcement	943,603	4	1,358,568	6
Consumer Products	647,190	4	852,030	3
Other	293,677	1	391,420	2
Total	$21,495,184	100	$24,070,292	100

The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2015	%	2014	%
United States	$13,199,188	61	$13,050,717	54
Asia	4,774,910	22	5,168,283	21
Europe	1,662,318	9	1,344,098	6
Canada	1,607,445	7	3,791,229	16
Other	251,323	1	715,965	3
Total	$21,495,184	100	$24,070,292	100

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

The Company's U.S. based manufacturing capabilities compete in a global and highly competitive market. Free trade agreements increase global competition, making every company in the same manufacturing arena around the world a potential customer or competitor. To meet this challenge, the Company focuses its development efforts on complex engineered products. Some of these products require specialty material, such as engineered resins. The Company has over forty years of experience in some product areas with long customer relationships and has developed competitive advantages through decades of constant process improvement and utilization of Lean/Six Sigma principles. The Company competes on the basis of quality and speed to market. The Company also believes its expertise in manufacturing and processes to comply with governmental regulations governing medical devices provides a competitive advantage in the marketplace. To remain competitive and to expand market share, the Company invests in training and educating its workforce, expanding manufacturing capacity and automating processes to increase productivity.

Manufacturing and Suppliers

The Company has registered its facilities with the U.S. Food and Drug Administration ("FDA") as well as under the State Department's ITAR registration. Micron is ISO 13485:2003 and 9001:2008 registered.  Micron's injection molding machine capacity ranges from 15 to 300 tons and includes a class 10,000 clean room. Machining, mold making and tooling capabilities include up to 11 axis CNC machining centers and mill turning, electrical discharge machining ("EDM"), milling, turning and grinding. Surface coating capabilities include electroplating, electroless plating, passivation and polishing. A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality, and automation.

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

Inventory Requirements

The Company stocks inventory of raw materials, work in process, and finished goods.

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

Patents and Proprietary Technology

The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. By having internal engineering, mold making, automation and manufacturing expertise, the Company is able to develop specialized processes throughout the product development and product manufacturing cycle.  The Company is currently developing software to automate the CAM programming of patient-specific knee implant components for its proprietary use in the manufacturing process for one of its largest orthopedic implant customers.

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

Conflict Minerals

The Financial Reform Bill (H.R. 4173) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, also known as the Dodd-Frank Act, imposed reporting requirements relating to the use of a group of minerals extracted from the Democratic Republic of Congo ("DRC") and surrounding regions. These minerals are known as “Conflict Minerals” and include tin, tungsten, tantalum and gold. The Company uses tin in parts of its production and its suppliers have confirmed that none of the tin or tin concentrates used by the Company in the production of products originate from the DRC or surrounding regions.

Environmental Regulation

The Company's operations involve use of hazardous and toxic materials and generate hazardous, toxic and other regulated wastes.  Its operations are subject to federal, state and local laws, regulations and directives governing the use, storage, handling and disposal of such materials and certain waste products. Micron practices and reaffirms its commitment to and performance of the highest standards of environmental controls and occupational health and safety standards.  Micron has developed an internal system of compliance and has introduced many new initiatives including the use of solar energy to benefit from renewable energy generation and reduce overall costs associated with production. The Company employs best practices to reduce waste from its manufacturing operations and reclaims, recovers, and reuses materials to reduce pollutants and to minimize the impact on the environment.   The Company also works closely with state and local officials to ensure compliance with current and proposed regulations while supporting a regulatory environment that allows complex manufacturing to be competitive globally.

Seasonality

In general, the Company does not experience significant seasonality in its business. However, as a component supplier within broad manufacturing supply chains, occasional seasonal adjustments to production schedules may impact timing of orders from customers and consequently result in quarterly fluctuations in revenue.

Employees

As of December 31, 2015, the Company had a total of 108 employees, of which 104 were full time employees as compared to 121, of which 119 were full time at December 31, 2014. Management believes that continued success will depend on its ability to retain and recruit skilled personnel. The Company has never had a work stoppage and none of the Company's employees are represented by a union. Management believes the Company has a good relationship with its employees.

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

The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control.  These factors include:

•	the Company's ability to obtain and retain order volumes from customers who represent high proportions of revenue;
•	the Company's ability to maintain the pricing model, offset higher costs with price increases and/or decrease the cost of sales;
•	the variability of customer delivery requirements and the ability of the Company to anticipate and respond thereto;
•	the level of sales of higher margin products and services and the Company's ability to increase such sales;
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

•	the Company’s reliance on revenue from exports and the impact on the Company’s financial results due to economic uncertainty or downturns in foreign markets;
•	volatility in commodity and energy prices and the Company's ability to offset higher costs with price increases;
•	continued availability of supplies or materials used in manufacturing at competitive prices;
•	the amount and timing of investments in capital equipment, sales and marketing, engineering and information technology resources;
•	the Company's ability to attract and retain employees with the skills to meet the technically complex demands of manufacturing;
•	entrance of competitive products and services in the Company's markets;
•	the Company's ability to execute plans and motivate personnel in the execution of those plans;
•	the Company's ability to protect and retain trade secrets related to the Company's manufacturing processes;
•	adverse claims relating to the Company's intellectual property and product liability claims affecting the Company's products;
•	adoption of new, or changes in, accounting principles; and passage of new, or changes in regulations;
•	adverse regulatory developments specifically healthcare policy changes, environmental and other regulatory changes;
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

•	other risks referenced from time to time elsewhere in this report and in the Company’s filings with the SEC; and
•	general economic conditions.

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

The Company is dependent on a limited number of large customers. The loss of, or inability to obtain and retain order volumes from, one or more of these customers, could have an adverse effect on the Company's financial results.

During the year ended December 31, 2015, the Company had net sales to two customers constituting 16% and 13% of total 2015 net sales. Accounts receivable from these two customers at December 31, 2015 was 9% each of the total accounts receivable balance at year end. During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%, 13%, 12% and 10%, respectively, of total 2014 net sales. Accounts receivable from these four customers at December 31, 2014 was 11%, 9%, 15% and 14%, respectively, of the total accounts receivable balance at year end.

Sales to the largest two customers accounted for 29% of total net sales in 2015 compared to 23% of total net sales in 2014. Large corporations can change their demand for the Company's products and services with little or no warning making it difficult to forecast beyond the current or next quarter. In the case of precious metal plating, customer purchase arrangements take into account the fluctuating price of precious metals.

The loss of, or significant reduction in order volume, from one or more of these customers, could have an adverse effect on the Company's financial results.

The Company competes globally, with a large portion of its revenue derived from exports.  Economic uncertainty or downturns in foreign markets could result in variability or have an adverse effect on the Company’s financial results.

While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.  In 2015, sales from exports comprised 39% of sales as compared with 46% in 2014.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars. Additionally, the strength of the U.S. Dollar could affect the demand of the Company’s products, or the timing of orders.  This uncertainty could have an adverse effect on the Company’s financial results.

Quarter to quarter variables, such as customer mix and profitability by product line, can be expected to result in fluctuations in quarterly results and make quarter to quarter comparisons difficult.

The Company is a contract manufacturing organization providing components to a wide array of industries and supplying OEM’s of various sizes up to and including Fortune 500 Companies.  As a result of the diversity of components and the Company’s reliance on large OEM’s, who can change their demand with little or no notice, the Company will continue to see fluctuations in quarterly revenue and earnings, which could make quarter to quarter and year over year comparisons difficult.

The Company’s same top five customers, covering all three products lines, comprised 51% of sales in 2015 as compared to 55% in 2014.  As the Company continues to diversify its revenue base across all its product lines, the broader customer mix results in additional variables which can affect operating results product mix, product line gross margins and customer ordering patterns.

If the Company is unable to keep up with rapid technological changes, the processes or services it offers, or products it manufactures, may become obsolete or if the Company is no longer able to effectively manufacture, market and distribute these products, it could have a material adverse effect on the Company's financial condition.

The medical device industry is characterized by continual technological change.  Although the Company attempts to expand technological capabilities in order to remain competitive, the Company may be unable to effectively develop and market competitive products, processes and services, or be able to meet the manufacturing needs related to new discoveries or developments by others, on a timely basis. This may make the Company’s processes, products or services obsolete or uneconomical.  Any substantial technological advance that eliminates one or more of the Company’s product lines could have a material adverse effect on the Company's operating results.    The Company generally does not receive purchase volume commitments extending beyond several months. Large corporations can shift focus away from a need for the Company’s products and services with little or no warning. Additionally, should any of the Company’s large OEM customers decide to vertically integrate the manufacturing of a product line, or chose to limit the number of qualified suppliers, the Company’s operating results may be adversely impacted.    If the Company cannot compete effectively in the marketplace, the Company's future prospects and financial results may be adversely impacted.

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

The failure to repay or renew the Company's credit facility upon maturity or to comply with financial and other covenants contained therein, or to timely repay or refinance its subordinated debt, including as a result of events beyond the Company's control, could result in an event of default, which, if incurred, could materially and adversely affect operating results and financial condition.

The Company's credit facility contains covenants that relate to various matters including debt and leverage ratios, further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than inventory or obsolete equipment in the normal course of business, changes in management or ownership and payment of dividends. If there were an event of default under any of the debt instruments under the credit facility or the Company’s subordinated debt that was not cured or waived, the holder of the defaulted debt could cause all amounts outstanding with respect to all debt owed to it to be due and payable immediately. The Company's ability to make payments on the indebtedness depends on the ability to generate cash. If the Company does not generate sufficient cash flow to meet the debt service and working capital requirements, it may need to seek additional financing. Failure to generate sufficient cash flow may result in a violation of financial covenants and default under the Company's debt agreements, cause the Company to default on its subordinated debt and make it more difficult to obtain financing on terms that are acceptable, or at all. Management cannot assure that the Company's assets or cash flow would be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or upon an event of default, or that the Company would be able to extend, refinance or restructure the payments on those debt instruments.

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

Economic uncertainty may reduce patient demand for knee or other joint replacement procedures.  If there is not sufficient patient demand for the procedures for which orthopedic implant products are used, customer demand for the Company’s orthopedic implant components would likely drop, and business, financial condition and results of operations could be harmed.

The orthopedics industry in which the Company’s customers operate is vulnerable to economic trends. Joint replacement procedures are elective procedures, the cost of which may not be fully covered by or reimbursable through government, including Medicare or Medicaid, or private health insurance. In times of economic uncertainty or recession, individuals may reduce the amount of money that they spend on deferrable medical procedures, including joint replacement procedures.  Economic downturns in the United States and international markets could have an adverse effect on demand for the Company’s orthopedic implant components.

Failure to comply with Quality System Regulations or industry standards could result in a material adverse effect on the Company's business and results of operations.

The Company's Quality Management System complies with the requirements of ISO 13485:2003 and ISO 9001:2008. In addition the Company has registered its manufacturing facilities under ITAR and with the FDA.  If the Company is not able to comply with the Quality Management System or industry-defined standards, it may not be able to fill customer orders to the satisfaction of its customers.  Failure to produce products compliant with these standards could lead to a loss of customers which would have an adverse impact on the Company's business and results of operations. Violations of the ITAR, FDA and other regulations may subject the Company to significant fines or penalties, which could have an adverse impact on the Company’s results of operations.

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

The testing, manufacturing, marketing and sale of the customer's and Company's medical devices and/or components, including orthopedic implants, as well as components for the military and law enforcement industry, entail the inherent risk of liability claims or product recalls. If the Company's customers are involved in a lawsuit, it is possible that the Company would also be named.  Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. In addition, the Company may incur significant legal expenses and damage to the Company’s reputation in the event of any such claim regardless of whether the Company is found to be liable. A successful product liability claim or product recall could have a material adverse effect on the business, financial condition, and ability to market the Company's products and services in the future.

The market price of the Company’s common stock is volatile.

The market price of the Company’s common stock has in the past been, and may in the future continue to be, volatile.  A variety of events may cause the market price of the Company’s common stock to fluctuate significantly, including, but not limited to, quarter to quarter variations in operating results, adverse or positive news reports or public announcements and market conditions within the Company’s industry.  Due to the relatively small public float for the Company’s common stock, trading of such shares may have a disproportionate effect on the stock price.  In addition, the stock market in recent years has experienced significant price and volume fluctuations. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance.  Trading in the Company’s stock or market fluctuations may adversely affect the price of the Company’s common stock.

The Company may seek to make acquisitions of companies, products or technologies that may disrupt the business and divert management’s attention, cause the Company to incur additional costs, debt or issue equity securities and adversely impact its results of operations and financial condition.

The Company may seek to make or make acquisitions of complementary companies, products or technologies from time to time.  Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Further, such activities may divert management's attention and could result in an inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company, and exposure to unexpected liabilities of the acquired company. The Company also may have to, or choose to, incur additional costs, incur debt or issue equity securities to pay for any future acquisitions and its working capital needs.  Such financing may not be available to the Company or may be on terms that involve covenants and financial ratios that may restrict the Company's ability to operate its business. The issuance of common stock, preferred stock or other equity securities in connection with an acquired business could be substantially dilutive to the stockholders’ holdings.  The Company cannot give any assurance that any such acquisitions will become profitable or remain so or will not have a material unfavorable impact on it.  The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.

The Company could be negatively affected as a result of the actions of activist or hostile stockholders.

The Company could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, hinder execution of its business strategy and impact the trading value of the Company’s securities. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years.  The Company is subject to the risks associated with such activism in light of the fact that a shareholder filed a Schedule 13D in November 2015 expressing an intent to engage in substantive discussions with management, the Board of Directors and others relating to the Company’s operations, its management, strategy and other matters. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with the Company’s ability to execute its strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results. Further, the market price of the Company’s common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this discussed in this “Risk Factors” section.

The Company may be exposed to potential risks relating to internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, if a reporting company is an accelerated filer or a large accelerated filer (as defined by the Exchange Act), the independent registered public accounting firm auditing a reporting Company’s financial statements must also attest to and report on reporting company’s internal control over financial reporting as well as the operating effectiveness of the reporting company’s internal control.  The Company was only subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2015. The Company's failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Failure to comply with the listing requirements of the NYSE MKT could lead to the commencement of delisting proceedings in accordance the NYSE MKT’s Company Guide. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The manufacturing facilities and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of an approximately 22,000 square foot, six story building. The second building is over 94,000 square feet.  Additionally, the Company owns two unoccupied buildings in the complex with a total of approximately 52,000 square feet.  The Company entered into an agreement in January 2016 for the sale of the two unoccupied buildings and land. The closing is subject to permitting and approvals from the City of Fitchburg and the Commonwealth of Massachusetts and is expected to close by the end of 2016.  The Company believes its current facilities are sufficient to meet current and future production needs through the fiscal year ending December 31, 2016.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been listed on the NYSE MKT since March 1992 and trades under the ticker symbol HRT.

The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as quoted by the NYSE MKT.

Year Ended December 31, 2015	High	Low
1st Quarter	$7.79	$6.30
2nd Quarter	7.35	6.04
3rd Quarter	6.47	5.85
4th Quarter	6.24	5.10
Year Ended December 31, 2014	High	Low
1st Quarter	$6.98	$3.27
2nd Quarter	6.84	4.60
3rd Quarter	8.00	6.29
4th Quarter	7.95	5.50

Holders

As of March 10, 2016 the number of holders of the Company's common stock is estimated to be in excess of 1,500, including beneficial and record holders of our common stock.

Dividend Policy

No dividends were declared or paid in 2015 or 2014. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future.  The Company's credit facility provides that the Company shall not declare, pay or authorize any dividend without prior notification.  The Company does not anticipate paying a dividend in 2016.

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

	Years Ended
	December 31,
	2015	%	2014	%
Net sales	100.0		100.0
Cost of sales	85.3		80.7
Gross profit	14.7		19.3
Selling and marketing	5.1		4.2
General and administrative	11.0		9.7
Research and development	1.1		1.7
Other expense	(1.3)		(1.0)
Income (loss) from continuing operations before income taxes	(3.8)		2.7
Income tax provision	—		—
Income (loss) from continuing operations	(3.8)		2.7
Income from discontinued operations	1.7		—
Net (loss) income	(2.1)%		2.7%

Net Sales

The Company's consolidated net sales for 2015 were $21,495,184, a decrease of $2,575,108, or 10.7%, from net sales of $24,070,292 in 2014. The decrease in net sales was due to a 20%  decrease in net sales of sensors as well as an 11.7%  decrease in net sales of orthopedic implant components, partially offset by a 7.9% increase in net sales of custom thermoplastic injection molding.

The decrease in net sensor sales was due to decreased volume of 10.9% due in part to reduced order volume from one of the Company’s largest customers in 2014. In addition, silver surcharge billed decreased 29.9% due to the decrease in volume as well as a 17.7% decrease in the weighted average price of silver for the full year 2015, as compared to 2014.  Net sales of orthopedic implant components were down as a result of decreased orders from the Company's third largest customer.

The decreases are partially offset by the Company’s growth in custom thermoplastic injection molding for the automotive industry as a result of an increase in sales volume from the Company’s second largest customer when compared to full year 2014.

Gross Profit

Gross profit decreased by $1,475,213 during 2015, from $4,638,051 in 2014 to $3,162,838 in 2015. Gross profit as a percentage of net sales decreased 4.6 points, from 19.3% in 2014 to 14.7% in 2015. The decrease in gross profit was due primarily to declining sales as a result of decreased order volumes in sensors and orthopedic implant components, as well as declining silver prices and increased expenditures in the Company’s quality functions.

Orthopedic implant components gross profit as a percentage of sales decreased 8.6 points, when compared to 2014.  The decrease in gross profit from orthopedic implant components is a result of decreased orders from the Company’s third largest customer and the related product mix in 2015.  Gross profit was also impacted by increased labor costs as a result of production issues in the first quarter of 2015.

While net sales of sensors decreased due to lower volumes and a decrease in the weighted average price of silver, gross profit as a percentage of net sales increased by 0.7 points for the year ended December 31, 2015, as compared to the prior year, due primarily to cost efficiencies and negotiated price reductions in raw materials.

Gross profit as a percentage of net sales in the Company's custom thermoplastic injection molding also experienced modest margin improvement due primarily to investments in automation for some of the Company's customers in the automotive industry. These margin improvements were partially offset by lower margins in tooling, net of deferrals, and other costs of sales.

Other cost of sales for the years ended December 31, 2015 and 2014 reflects support functions such as quality, engineering, tooling maintenance and material handling. Net other cost of sales as a percentage of net sales expanded to 10.2% in 2015 as compared to 7.6% in 2014. The increase is primarily due to increased expenditures of $367,664 in the Company's manufacturing quality function to support the Company’s process and capital equipment validations as part of the long term growth strategy in our component manufacturing of machined and plastic parts.

For the year ended December 31, 2014, gross profit included $250,000 from net sales of Predictor licenses. There were no Predictor sales in 2015.

Selling and Marketing

The Company's consolidated selling and marketing expenses increased to $1,086,586, or 5.1% of net sales, in 2015 from $1,015,279, or 4.2% of net sales, in 2014;  an increase of $71,307 or 7.0%.  In 2015,  wages, tax and benefits increased in the fourth quarter by $48,770 due to the addition of two salespeople. In addition, consulting and professional fees increased by $90,863 due largely to recruiting fees. The increases were partially offset by sales commissions decreasing by  $86,627 due primarily to the decrease in sales of orthopedic implant components and sensors.

General and Administrative Expenses

The Company's consolidated general and administrative expenses increased to $2,355,484, or 11.0% of net sales, in 2015 compared to $2,322,795, or 9.7% of net sales, in 2014;  an increase of $32,689 or 1.4%.

The increase in consolidated general and administrative expenses is due in part to $118,318 of impairment charges in the year ended December 31, 2015 related to patents pending that were no longer patentable, as compared with $63,086 for 2014, an increase of $55,232.   The Company also incurred $45,000 of costs related to the analysis of merger and acquisition opportunities as well as increased consulting fees of $26,826 due largely to professional services related to strategic planning.  Insurance expense increased $70,584 due primarily to $36,250 of premiums related to a new Accounts Receivable insurance policy, $8,000 related to 2014 policy audits and increases for general property, product liability and other coverages.  Legal fees increased $41,438 in part due to fees associated with the Amendment to the Certificate of Incorporation for preferred stock, renewing the credit facility and other matters.  Directors’ compensation increased $33,750 due to the addition of two directors, one in April 2015 and one in July 2015.  Travel expenses increased $20,815 due in part to travel related to consulting services for strategic planning as well as for recruiting efforts for new directors.

These increases were largely offset by decreased wages, taxes and benefits of $111,029 due in part to the departure of the Vice President of Human Resources in 2014.  Additionally, the Company recorded $123,473 less in bonus expense and $8,641 less in investor relation fees.

Research and Development

The Company's consolidated research and development expenses decreased to $241,100, or 1.1% of net sales, in 2015 from $408,867,  or 1.7% of net sales, in 2014;  a decrease of $167,767, or 41.0%.  The net decrease is due to a reduction in wages, taxes and benefits of $73,378 due primarily to turnover of two employees and a decrease of $91,836 for internal research and development costs for the development of new products and capabilities related to medical device components.

Other Income (Expense)

Other expense, net, was $270,512 in 2015 compared to $227,954 in 2014, an increase of $42,558.  Interest expense was $260,300 in 2015 compared to $274,138 in 2014, a decrease of $13,838.  In 2015, the Company incurred $30,463 in expenses related to the assets held for sale at December 31, 2015, partially offset by a net gain on fixed asset sales of $17,143.  Additionally, in 2014, the Company recorded other income of $23,423 as a result of a refund of the remaining portion of the performance guarantee obligation of ART on behalf of RMDDx.

Income Tax Provision

The tax provisions for the years ended December 31, 2015 and 2014 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations was 0.1% and 0.3% in 2015 and 2014, respectively, due to the impact of deferred tax assets reserved for with a valuation allowance.

Income (Loss) from Discontinued Operations

On May 8, 2014, RMDDxUSA filed a voluntary petition for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in the District of Massachusetts. A trustee was assigned to review the assets and liabilities of the company. At December 31, 2014, there were no assets and $320,056 of liabilities remaining on the balance sheet.

On March 20, 2015, the Chapter 7 discharge order was issued by the assigned trustee and the case was closed. For 2015, net income of $362,610 was recorded from discontinued operations as a result of the write off of the remaining liabilities of $320,056 and the reversal of other comprehensive income of $42,502 from cumulative translation adjustments from RMDDx Corporation. Net loss from discontinued operations for the year ended December 31, 2014 was $1,779 and consisted primarily of legal and other fees incurred offset by minor reversals.

Earnings Per Share

Consolidated basic and diluted loss per share for the year ended December 31, 2015 was $0.15 per share as compared to basic and diluted earnings of $0.24 and $0.23 per share, respectively for 2014, a decrease of $0.39 and $0.38, respectively. The decrease in earnings per share is due largely to the decrease in gross profit of orthopedic implant components and sensors, increased quality costs as well as the lack of net sales of Predictor licenses in the 2015 versus $250,000 in 2014.  These decreases were partially offset by the impact of other income from discontinued operations as a result of the final discharge order in 2015 related to the bankruptcy of RMDDxUSA and reduced operating expenses.

Off-Balance Sheet Arrangements

In 2014, the Company entered into two operating leases for office equipment. Lease expense under all operating leases was approximately $7,288 and $4,812 for the years ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Working capital was $2,509,588 as of December 31, 2015 as compared to $1,308,472 at year-end 2014, a net increase of $1,201,116.  The increase is due primarily to the reclassification of $2,071,495 related to the revolver from current liabilities to long-term liabilities. In addition, the subordinated promissory notes of $473,135 were reclassified from long-term liabilities to current liabilities in 2015.  When excluding the impact of the reclassification of the revolver and the subordinated promissory notes, working capital decreased $397,244.  The remaining decrease in working capital was due largely to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued expenses.

Net cash provided by operating activities of continuing operations was $1,469,766 in 2015, as compared to net cash provided by operating activities of continuing operations of $1,781,851 in 2014.

Cash on hand was $272,291 and $209,398 at December 31, 2015, and 2014, respectively.  Substantially all of these funds are maintained in bank deposit accounts.

Inventories were $2,118,712 at December 31, 2015 as compared to $2,514,241 at December 31, 2014, a decrease of $395,529.  The decrease in inventory was due to the timing of production requirements based upon customer orders.

Capital equipment expenditures were $1,182,541 in 2015 as compared to $1,514,678 in 2014.  In 2015, capital expenditures for machinery and equipment for the manufacture of orthopedic implants totaled $738,731 as compared to $245,928 in 2014. Additionally, in 2015, machinery and equipment related to custom molding and sensors were $114,923 and $542,821, respectively. Lastly, in 2015 and 2014, tooling related to sensors were $195,102 and $208,215, respectively.

At December 31, 2015 the Company’s total debt was $4,031,767 as compared to $4,338,043 at December 31, 2014, a decrease of $306,276 or 7.1%.  The balance at December 31, 2015 was comprised of outstanding principal amounts of $1,710,287 of term debt, $1,511,495 on a revolving line of credit, $336,850 on an equipment line of credit and $473,135 of subordinated promissory notes as discussed in more detail below.

The Company has a multi-year credit facility with a Massachusetts based bank.  The credit facility includes a revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit as detailed below.  The debt is secured by substantially all assets of the Company with the exception of real property.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at December 31, 2015). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $917,830 at December 31, 2015.

The commercial term loan has a five year term with a maturity date of March 2018. The interest rate on the loan is a fixed 4.25% per annum and the loan requires monthly payments of principal and interest of approximately $28,000.  The outstanding balance on the commercial term loan at December 31, 2015 was $714,175.

In 2013, the Company had an equipment line of credit which allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with a maturity date of March 29, 2019 with monthly payments consisting of principal and interest at a fixed rate of 4.65%. The outstanding balance of the equipment term loan at December 31, 2015 was $501,281.

In 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million under the multi-year credit facility and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing on of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67%. The outstanding balance of the equipment term loan at December 31, 2015 was $378,617.

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At December 31, 2015, $336,850 has been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including receiving bank approval prior to executing further borrowings or security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of December 31, 2015.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest totaling approximately $5,000 over the term of five years.  The outstanding balance of these equipment notes at December 31, 2014 was $116,214.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and require quarterly interest-only payments at a rate of 10% per annum. On the second anniversary following issuance, the interest rate increased to 12% per annum. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to its multi-year bank credit facility.

In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock. In 2014, the Company received proceeds of $105,300 from the exercise of 30,000 warrants. The warrants are exercisable through December 2016 at an exercise price of $3.51 per share.  None of the warrants were exercised in 2015.  A total of 70,000 warrants remain unexercised at December 31, 2015.

No dividends were declared or paid in 2015 or 2014.

The Company believes that cash flows from its operations, together with its existing working capital, the revolving line of credit and other resources, will be sufficient to fund operations at current levels and repay the next twelve months of debt obligations.

Summary of Changes in Cash Position

As of December 31, 2015, the Company had cash on hand related to continuing operations of $272,291, an increase of $62,893 from December 31, 2014.  Net cash provided by operating activities in 2015 totaled $1,469,766. Net cash used in investing activities in 2015 was $1,153,017. Net cash used in financing activities in 2015 totaled $253,856.  All of the above were from continuing operations. The net cash flows for the year ended December 31, 2015 are discussed in further detail below.

Operating Cash Flows

Net cash provided by operating activities in 2015 was $1,469,766 due in part to a decrease in trade accounts receivable of $723,394, due in part to lower fourth quarter sales in 2015 as compared to 2014, as well as a decrease in inventory of $395,529, due to lower customer demand and a decrease in other non-current assets of $301,522.  Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $1,464,588, impairment of intangibles of $118,318, share-based compensation of $29,178,  non-cash interest expense of $27,683 and a $15,000 change in allowance for doubtful accounts.

These increases were partially offset by net cash used in operating activities in accounts payable of $303,768 due in part to lower inventory receipts as well as an increase in prepaid expenses and other assets of $94,547 due largely to increased prepaid insurance, as well as the impact of the net loss of $429,166.

In addition, there was a non-cash adjustment for net income from discontinued operations of $362,610.

Investing Cash Flows

Net cash used in investing activities in 2015 was $1,153,017. Net cash used in investing activities was primarily due to capital expenditures of $1,182,541, which relates primarily to the acquisition of machinery and equipment for the manufacture of orthopedic implant components of $738,731. In addition, in 2015, machinery and equipment related to custom molding and sensors were $114,923 and molds related to sensors were $195,102.

Financing Cash Flows

Net cash used in financing activities in 2015 was $253,856, due in part to net payments on the revolver of $560,000 as well as principal payments on long term debt of $526,594. These items were partially offset by proceeds from the equipment line of credit of $752,635 to finance purchases of machinery and equipment in 2015. Additionally, the Company received proceeds from the exercise of stock options of $80,103.

Inflation

The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations. However, there has been considerable volatility in both energy and commodity prices, particularly the cost of silver.

Environmental Matters

Like many industrial processes, the Company's manufacturing processes utilize hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation.  Since its inception, the Company has expended significant funds to train its personnel, install waste treatment and recovery equipment and retain an independent environmental consulting firm to regularly review, monitor and upgrade its air and waste water treatment activities.  The Company believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.

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

Deferred Tax Assets

The Company assesses the realization of its deferred tax assets based upon a more likely than not criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  The Company recognizes the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position. As of December 31, 2015, the Company has a full valuation for the Company’s deferred tax assets.

Asset Impairment – Long-Lived Assets

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the annual review, the Company recorded impairment charges of $118,318 and $63,087 in 2015 and 2014, respectively.

In 2015, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patents pending related to the Triggering Recharging and Wireless Transmission of Remote Patient Monitoring Device, as well as the Seed-Beat Selection Method for Signal-Averaged Electrocardiography were no longer patentable and recorded an impairment charge of $103,287 for the full costs of these patents pending.  Additionally, after a review of trade names, the Company determined that the Leominster Tool & Die no longer provided any future economic benefit and recorded an impairment charge of $15,031 for the remaining unamortized balance of the trade names.

In 2014, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patent pending related to the Ambulatory Physiological Monitoring with Remote Analysis were no longer patentable and recorded an impairment charge of $56,237 for the full costs of these patents pending. Additionally, the Company recorded an impairment charge of $6,850 related to its tradename PureTrace, therefore, the total impairment was $63,087.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-21 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report the Company's management, with the participation of the Company's principal executive officer and principal financial officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluations, the Certifying Officers have concluded that as of December 31, 2015, the Company's disclosure controls and procedures were effective.

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

The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during fiscal 2015.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Balance sheets
Statements of operations and comprehensive income (loss)
Statements of changes in shareholders' equity
Statements of cash flows
Notes to consolidated financial statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The Company hereby furnishes the exhibits listed on the attached exhibit index.  Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1580, Washington, D.C. 20549.  Copies of such material may be obtained by mail from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.  The Company maintains a web site that contains reports, proxy and information statements and other information electronically at the address http://www.arthrt.com.  Information on our website is not a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:	/s/	Salvatore Emma, Jr.
Salvatore Emma, Jr.,
President and Chief Executive Officer
March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Salvatore Emma, Jr.	President and Chief Executive Officer and Director	March 10, 2016
Salvatore Emma, Jr.	(principal executive officer)

/s/ Derek T. Welch	Chief Financial Officer	March 10, 2016
Derek T. Welch	(principal financial and accounting officer)

/s/ Paul F. Walter, MD	Chairman of the Board	March 10, 2016
Paul F. Walter, MD

/s/ Marco F. Benedetti	Director	March 10, 2016
Marco F. Benedetti

/s/ Jason R. Chambers	Director	March 10, 2016
Jason R. Chambers

Director
Bryan S. Ganz

/s/ Robert A. Mello	Director	March 10, 2016
Robert A. Mello

/s/ E. P. Marinos	Director	March 10, 2016
E. P. Marinos

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).
3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 1, 2011).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015).
4.0

Form of Certificate evidencing shares of the Company's Common Stock (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).

4.6*	2001 Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission on March 29, 2002).
4.10*

2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 6, 2010, Registration Statement No. 333-166600).

4.11	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
4.12	Form of Subordination Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
10.50

First Amendment and Loan Modification dated as of March 11, 2013 between the Company and RBS Citizens, National Association and RBS Asset Finance, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on July 1, 2013).

10.51

Loan and Security Agreement between UniBank for Savings and Arrhythmia Research Technology, Inc. and Micron Products, Inc. dated March 29, 2013 (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on July 1, 2013).

10.56*

Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 9, 2014 (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014).

10.57*

Employment Agreement between the Company and Derek T. Welch dated as of January 9, 2014 (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 9, 2014).

10.58

Third Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 26, 2014 (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 7, 2014).

10.59*

Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Commission on March 20, 2015).

10.60*

Employment Agreement between the Company and Derek T. Welch dated as of January 20, 2015 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Commission on March 20, 2015).

10.61

Fourth Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated June 19, 2015 (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015).

21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).
23.1**	Consent of Wolf & Company, P.C.	X-1
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4

32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
*Indicates a management contract or compensatory plan required to be filed as an exhibit.
**Filed herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 10, 2016

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$272,291	$209,398
Trade accounts receivable, net of allowance for doubtful accounts of $60,000 at December 31, 2015 and $45,000 at December 31, 2014	2,798,353	3,536,747
Inventories	2,118,712	2,514,241
Prepaid expenses and other current assets	614,129	519,582
Total current assets	5,803,485	6,779,968
Property, plant and equipment, net	6,626,069	7,618,901
Assets held for sale, net	665,000	—
Intangible assets, net	18,645	134,022
Other assets	268,835	570,357
Total assets	$13,382,034	$15,103,248
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$—	$2,071,495
Equipment line of credit, current portion	35,718	—
Term notes payable, current portion	589,635	490,341
Subordinated promissory notes	473,135	—
Accounts payable	1,553,388	1,857,156
Accrued expenses and other current liabilities	275,777	405,975
Customer deposits	93,407	98,110
Deferred revenue, current	272,837	228,363
Liabilities from discontinued operations, current	—	320,056
Total current liabilities	3,293,897	5,471,496
Long-term liabilities:
Revolving line of credit, non-current portion	1,511,495	—
Equipment line of credit, non-current portion	301,132	—
Term notes payable, non-current portion	1,120,652	1,330,755
Subordinated promissory notes	—	445,452
Deferred revenue, non-current	272,181	610,430
Total long-term liabilities	3,205,460	2,386,637
Total liabilities	6,499,357	7,858,133
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,801,639 outstanding at December 31, 2015 and 3,926,491 issued, 2,778,339 outstanding at December 31, 2014	39,265	39,265
Additional paid-in-capital	11,381,536	11,336,693
Treasury stock at cost, 1,124,852 shares at December 31, 2015 and 1,148,152 shares at December 31, 2014	(3,069,496)	(3,133,883)
Accumulated other comprehensive income	—	42,502
Accumulated deficit	(1,468,628)	(1,039,462)
Total shareholders’ equity	6,882,677	7,245,115
Total liabilities and shareholders’ equity	$13,382,034	$15,103,248

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	December 31,
	2015	2014
Net sales	$21,495,184	$24,070,292
Cost of sales	18,332,346	19,432,241
Gross profit	3,162,838	4,638,051

Selling and marketing	1,086,586	1,015,279
General and administrative	2,355,484	2,322,795
Research and development	241,100	408,867
Total operating expenses	3,683,170	3,746,941

Income (loss) from continuing operations	(520,332)	891,110
Other income (expense):
Interest expense	(260,300)	(274,138)
Other income (expense), net	(10,212)	46,184
Total other expense, net	(270,512)	(227,954)
Income (loss) from continuing operations before income taxes	(790,844)	663,156
Income tax provision	932	2,168
Net income (loss) from continuing operations	(791,776)	660,988
Discontinued Operations:
Income (loss) from discontinued operations, net of tax provision of $0 for the years ended December 31, 2015 and 2014 (includes $42,502 accumulated other comprehensive income reclassification in 2015)	362,610	(1,779)
Net income (loss)	$(429,166)	$659,209
Other comprehensive income:		—
Reclassification of gains from foreign currency translation	(42,502)	—
Comprehensive income (loss)	$(471,668)	$659,209
Earnings (loss) per share - basic
Continuing operations	$(0.28)	$0.24
Discontinued operations	0.13	—
Earnings (loss) per share - basic	$(0.15)	$0.24
Earnings (loss) per share - diluted
Continuing operations	$(0.28)	$0.23
Discontinued operations	0.13	—
Earnings (loss) per share - diluted	$(0.15)	$0.23
Weighted average common shares outstanding - basic	2,784,757	2,742,080
Weighted average common shares outstanding - diluted	2,784,757	2,863,098

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

						Accumulated	Retained
			Additional			other	earnings
	Common Stock		paid-in	Treasury stock		comprehensive	(accumulated
	Shares	Amount	capital	Shares	Amount	income	deficit)	Total
December 31, 2013	3,926,491	$39,265	$11,236,236	1,204,252	$(3,272,808)	$42,502	$(1,698,671)	$6,346,524
Share-based compensation - options			33,390					33,390
Issuance of common stock from treasury			43,631	(26,100)	57,061			100,692
Exercise of warrants from treasury			23,436	(30,000)	81,864			105,300
Net Income							659,209	659,209
December 31, 2014	3,926,491	39,265	11,336,693	1,148,152	(3,133,883)	42,502	(1,039,462)	7,245,115
Accumulated comprehensive income from unrealized gains and losses in currency translation			(51)			(42,502)		(42,553)
Share-based compensation - options			29,178					29,178
Issuance of common stock from treasury			15,716	(23,300)	64,387			80,103
Net Loss							(429,166)	(429,166)
December 31, 2015	3,926,491	$39,265	$11,381,536	1,124,852	$(3,069,496)	$—	$(1,468,628)	$6,882,677

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(429,166)	$659,209
Loss (income) from discontinued operations	(362,610)	1,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	13,320	(21,000)
Depreciation and amortization	1,464,588	1,475,806
Impairment of intangibles	118,318	63,087
Non-cash interest expense	27,683	27,683
Change in allowance for doubtful accounts	15,000	5,000
Share-based compensation expense	29,178	33,390
Changes in operating assets and liabilities:
Accounts receivable	723,394	262,106
Inventories	395,529	(178,950)
Prepaid expenses and other current assets	(94,547)	(6,385)
Other non-current assets	301,522	(384,762)
Accounts payable	(303,768)	(298,875)
Accrued expenses and other current liabilities	(90,426)	(294,351)
Other non-current liabilities	(338,249)	438,114
Net cash provided by (used in) operating activities of continuing operations	1,469,766	1,781,851
Net cash provided by (used in) operating activities of discontinued operations	—	(1,509)
Net cash provided by (used in) operating activities	1,469,766	1,780,342
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,182,541)	(1,514,678)
Proceeds from sale of property, plant and equipment	35,700	24,500
Cash paid for patents and trademarks	(6,176)	(16,566)
Net cash provided by (used in) investing activities from continuing operations	(1,153,017)	(1,506,744)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(1,153,017)	(1,506,744)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(560,000)	(703,000)
Proceeds from equipment line of credit	752,635	116,905
Payments on term notes payable	(526,594)	(435,372)
Proceeds from warrant exercises	—	105,300
Proceeds from stock option exercises	80,103	100,692
Net cash provided by (used in) financing activities from continuing operations	(253,856)	(815,475)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(253,856)	(815,475)
Net increase (decrease) in cash and cash equivalents	62,893	(541,877)
Cash and cash equivalents, beginning of period	209,398	751,275
Cash and cash equivalents, end of period	272,291	209,398
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$272,291	$209,398

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows Supplemental Information

	Years Ended
	December 31,
Supplemental Cash Flow Information	2015	2014
Cash paid for interest	$222,237	$228,255
Cash received from tax refunds	$—	$132

Non-cash activities:
Reclassified assets held for sale	$665,000	$—
Equipment line of credit converted to term notes payable	$415,785	$740,999
Reduction of restricted cash offset by performance guarantee	$—	$975,430

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

1.  Description of Business

Arrhythmia Research Technology®, Inc., (“ART”), through its wholly-owned subsidiary, Micron Products®, Inc. ("Micron", and collectively with ART, the "Company") is a diversified contract manufacturing organization (“CMO”)  that produces highly-engineered, innovative components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer products applications. The Company's capabilities include molding and silver plating of medical sensors, thermoplastic injection molding, customer-specific quick-turn orthopedic implant component manufacturing and custom products for military and law enforcement applications. The Company competes globally, with nearly forty percent of its revenue derived from exports.

ART was founded in 1986, completed an initial public offering in 1988 and shares have been listed on the NYSE MKT since 1992. Its stock trades under the symbol HRT. The Company has grown organically and through acquisitions. Today, the Company has diversified manufacturing capabilities with the capacity to participate in full product life-cycle activities from early stage development and engineering and prototyping to full scale manufacturing as well as packaging and product fulfillment services.

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in May 2014 and in March 2015, the Chapter 7 Order was formally discharged and the case was closed (see Note 12).

Operating matters and liquidity

The revolver under the Company's credit facility has a maturity date of June 2017 (see Note 5). At December 31, 2015, the outstanding balance on the revolver was $1,511,495.  The Company believes that cash flows from its operations, together with its existing working capital, the revolver and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond; however, there can be no assurance that the Company will be able to do so.

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

December 31, 2015 and 2014

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

Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical, military and law enforcement product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against credit risk.    While the Company has a strong record of collecting on its receivables, the Company maintains Accounts Receivables insurance in order to mitigate concentration of credit risk where our top five customers in revenue constituted 51% of the AR at December 31, 2015 as compared to 55% at December 31, 2014.

During the year ended December 31, 2015, the Company had net sales to two customers constituting 16% and 13% of total 2015 net sales. Accounts receivable from these two customers at December 31, 2015 was 9% each of the total accounts receivable balance at year end. During the year ended December 31, 2014, the Company had net sales to four customers constituting 15%,  13%,  12% and 10%, respectively, of total 2014 net sales. Accounts receivable from the four customers at December 31, 2014 was 11%,  9%,  15% and 14%, respectively, of the total accounts receivable balance at year end.

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

December 31, 2015 and 2014

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

       Assets held for sale

Property classified as held for sale is measured at the lower of its carrying value or fair value less cost to sell.  Gains or losses are recognized for any subsequent changes to fair value less cost to sell; however, gains that may be recognized are limited by cumulative losses previously recognized.  Property held for sale is not depreciated.

Property is classified as held for sale in the period in which management with the appropriate authority commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan of sale have been initiated; the sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  Long-lived assets classified as held for sale are presented separately in the statement of financial position of the current period.

Fair value hierarchy

The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Company recognizes transfers between levels at the end of the reporting period.

At December 31, 2015, assets held for sale is the only item in the financial statements reflected at fair value.    Assets held for sale are considered level 3.  The fair value of assets held for sale was determined using the sales price per a purchase and sale agreement less the estimated cost to sell.

Long-lived and intangible assets

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the annual review, the Company recorded impairment charges of $118,318 and $63,087 in 2015 and 2014, respectively.

In 2015, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patents pending related to the Triggering Recharging and Wireless Transmission of Remote Patient Monitoring Device, as well as the Seed-Beat Selection Method for Signal-Averaged Electrocardiography were no longer patentable and recorded an impairment charge of $103,287 for the full costs of these patents pending.  Additionally, after a review of trade names, the Company

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

determined that the Leominster Tool & Die no longer provided any future economic benefit and recorded an impairment charge of $15,031 for the remaining unamortized balance of the trade names.

In 2014, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patent pending related to the Ambulatory Physiological Monitoring with Remote Analysis were no longer patentable and recorded an impairment charge of $56,237 for the full costs of these patents pending. Additionally, the Company recorded an impairment charge of $6,850 related to its tradename PureTrace, therefore, the total impairment was $63,087.

Intangible assets consist of the following:

	Estimated	December 31, 2015			December 31, 2014
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,290	7,981	$18,309	$414,436	$394,371	$20,065
Patents and trademarks pending	—	336		336	97,447	—	97,447
Trade names	—			—	33,250	16,740	16,510
Total intangible assets		$26,626	$7,981	$18,645	$545,133	$411,111	$134,022

Amortization expense related to intangible assets, excluding the above noted impairment charge, was $3,235 and $3,974 in 2015 and 2014, respectively. Estimated future annual amortization expense for currently amortizing intangible assets is expected to approximate $1,756.

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

The Company follows the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. No interest and penalties related to uncertain tax positions were accrued at December 31, 2015.    The Company’s primary operations are located in the US. Tax years ended December 31, 2012 or later remain subject to examination by the IRS and state taxing authorities.

Share-based compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the share-based grant).

Comprehensive income

In 2015 and 2014, the Company has accumulated other comprehensive income of $0 and $42,502, respectively.  In 2015, the change in accumulated comprehensive income was a result of the 2015 bankruptcy filing of RMDDxUSA Corp.

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

December 31, 2015 and 2014

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

Recently Issued Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, SEC, Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the financial impact of adopting ASU 2014-09 and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised ASU changes how entities identify and disclose information about disposal transactions under U.S. GAAP. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. This ASU is applicable for disposal transactions, if any, that the Company enters into after January 2, 2015. This ASU did not materially impact the Company’s Consolidated Financial Statements.

Reclassification of prior period balances

Amounts in prior year financial statements are reclassified when necessary to conform to the current year presentation.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

3.  Inventories

Inventories consist of the following:

	December 31,	December 31,
	2015	2014
Raw materials	$775,427	$873,306
Work-in-process	265,113	370,220
Finished goods	1,078,172	1,270,715
Total	$2,118,712	$2,514,241

The total cost of silver in our inventory as raw materials, in work-in-process or as a plated surface on finished goods had an estimated cost of $313,738 and $439,800 in 2015 and 2014, respectively.

4.  Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	Asset Lives			December 31,	December 31,
	(in years)			2015	2014
Machinery and equipment	3	to	15	$15,168,377	$14,608,949
Building and improvements	5	to	25	3,978,387	4,360,114
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,437,692	1,349,931
Land				—	202,492
Construction in progress				682,069	568,234
Total property, plant and equipment				21,357,238	21,180,433
Less: accumulated depreciation				(14,731,169)	(13,561,532)
Property, plant and equipment, net				$6,626,069	$7,618,901

For the year ended December 31, 2015, the Company recorded $1,461,353 of depreciation expense compared to $1,471,832 for the year ended December 31, 2014. There are no commitments related to the completion of construction in process as of December 31, 2015.

On December 4, 2015, the Company entered into a Letter of Intent to sell the two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.  Subsequently, on January 13, 2016, the Company entered into a Purchase and Sale Agreement for these buildings.  As these buildings are under agreement to be sold, they have been classified as Assets Held for  Sale at December 31, 2015.  The carrying value of the properties ($665,000) approximated the fair value less the cost to sell.  The Company expects the sale of the properties to be completed by the end of 2016 and does not expected any material impact on the statement of operations.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

5.  Debt

The following tables set forth the items which comprise debt for the Company:

	December 31,	December 31,
	2015	2014
Revolving line of credit	$1,511,495	$2,071,495
Equipment line of credit	$336,850	$—
Subordinated promissory notes	$473,135	$445,452

Term notes payable:
Commercial term loan	$714,175	$1,009,977
Equipment term loans	879,898	640,734
Equipment notes	116,214	170,385
Total term notes payable	$1,710,287	$1,821,096

Total Debt	$4,031,767	$4,338,043

Bank Debt

The revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit are all under the terms of a multi-year credit facility with a bank as detailed below.  The debt is secured by substantially all assets of the Company with the exception of real property.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25%  (3.75% at December 31, 2015). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $917,830 at December 31, 2015.

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

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At December 31, 2015, the Company has drawn $336,850 on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Bank covenants

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of December 31, 2015.

Other debt

Equipment notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest totaling approximately $5,000 over the term of five years.

Subordinated promissory notes

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and required quarterly interest-only payments at a rate of 10% per annum for the first two years, increasing to 12% per annum in December 2015.  The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to its March 2013 multi-year bank credit facility.

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock (see Note 9). In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis. As a result, the Company allocated $416,950 to the notes and $83,050 to the warrants. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. In the years ended December 31, 2015 and 2014 the Company recorded $27,683 per year of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $26,865 at December 31, 2015.

Future maturities of debt for the years ending December 31 are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Revolver	$—	$1,511,495	$—	$—	$—	—	$1,511,495
Subordinated promissory notes	500,000	—	—	—	—	—	500,000
Term debt and equipment notes	625,353	679,808	394,214	198,707	118,175	30,880	2,047,137
Total	$1,125,353	$2,191,303	$394,214	$198,707	$118,175	30,880	$4,058,632

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

6.  Income Taxes

The income tax provision consists of the following:

	Years Ended
	December 31,
	2015	2014
Current:
Federal	$—	$—
State	932	2,168
Total current income taxes	932	2,168
Deferred:
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Total income tax provision	$932	$2,168

The components of deferred income taxes are as follows:

	Years Ended
	December 31,
	2015	2014
Deferred income taxes:
Current deferred tax assets:
Inventories	$93,600	$188,300
Bad debt reserve	23,700	65,200
Accrued expenses	—	25,100
Total current deferred tax assets	117,300	278,600
Long-term deferred tax assets:
Net operating loss carryforwards	3,221,000	2,982,100
Foreign net operating loss carryforwards	—	291,100
Federal and state tax credit carryforwards	608,000	421,700
Patents and intangibles	68,100	73,000
Stock compensation	89,800	89,700
Other long term	45,500	142,100
Total long-term deferred tax assets	4,032,400	3,999,700
Total deferred tax assets	4,149,700	4,278,300
Current deferred tax liabilities:
Prepaid expenses	(64,600)	(59,900)
Long-term deferred tax liabilities:
Property, plant and equipment	(612,800)	(976,400)
Total deferred tax liabilities	(677,400)	(1,036,300)
Deferred tax valuation allowance	(3,472,300)	(3,242,000)
Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2015, the company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets.

For the year ended December 31, 2015, the Company has federal and state net operating loss carryforwards totaling $8,195,636 and $8,231,513 respectively, which begin to expire in 2031. The Company also had federal and state tax credit carryovers of $361,000 and $380,000, respectively. The federal and state credits begin to expire in 2027 and 2016, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company files a consolidated federal income tax return.  The actual income tax provision differs from applying the Federal statutory income tax rate (34%) to the pre-income tax loss from continuing operations as follows:

	Years Ended
	December 31,
	2015	2014
Tax (benefit) provision computed at statutory rate	$(145,442)	$224,867
Increases (reductions) due to:
Change in valuation allowance	230,300	(136,268)
State income taxes, net of federal benefit	615	23,475
Permanent differences	479	14,561
Tax credits (federal and state)	(108,194)	(6,630)
Utilization of deferred taxes previously reserved	—	(117,837)
Differences on prior returns (federal and state)	23,174	—
Income tax provision	$932	$2,168

7.  Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2015 and 2014 were $47,858 and $46,958, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Operating lease agreements

In 2014, the Company entered into two operating leases for office equipment. The leases require future minimum annual lease payments of  $7,287 and $1,602 for fiscal years 2016 and 2017, respectively.

9.  Shareholders’ equity

Common stock

In 2015, 23,300 shares were issued out of treasury as a result of the exercise of stock options and no warrants were exercised.  In 2014, 26,100 and 30,000 shares were issued as a result of the exercise of stock options and warrants, respectively (see below).

No dividends were declared or paid in 2015 or 2014.

Warrants

In connection with the subordinated promissory notes issued in December 2013 (see Note 5), the Company issued warrants to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable during the period commencing six months after issuance and for three years from issuance, at an exercise price equal to $3.51 per share, namely, the closing market price of the Company’s common stock on the day prior to the closing date of the offering. The warrants expire in December 2016. During 2015, there were no warrants exercised.  During 2014, the Company received proceeds of $105,300 from the exercise of 30,000 warrants.

As of December 31, 2015, 70,000 warrants remain unexercised.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

At December 31, 2015, there were options to acquire an aggregate of 184,500 shares outstanding; 15,000 from the 2001 Plan and 169,500 from the 2010 Plan. At December 31, 2015, there were 318,000 shares available for future grants under the 2010 Plan, after giving effect to shares which became available for reissuance due to expired or forfeited options.

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

During 2015 and 2014 there were 62,500 and 7,500 new option grants, respectively. The assumptions used to measure the fair value of option grants in 2015 and 2014 were as follows:

	Years Ended
	December 31,
	2015	2014
Expected option term	4.0 to 6.5	6.5
Expected volatility factor	23.8% to 26.7%	27%
Risk-free rate	.90% to 1.28%	0.96%
Expected annual dividend yield	—%	—%

The following table sets forth the stock option transactions for the year ended December 31, 2015:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2014	165,800	$5.58	6.09	$305,124
Granted	62,500	6.36
Exercised	(23,300)	3.44
Forfeited	(19,500)	4.74
Expired	(1,000)	3.67
Outstanding at December 31, 2015	184,500	6.21	6.80	$235,293
Exercisable at December 31, 2015	83,500	$6.60	4.73	$106,565
Exercisable at December 31, 2014	74,400	$6.07	4.75	$119,342

The total intrinsic value of options exercised during 2015 and 2014 were $60,197 and $80,800, respectively. For the years ended December 31, 2015 and 2014, share-based compensation expense related to stock options and the non-cash issuance of common stock amounted to $29,178 and $33,390, respectively, and is included in general and administrative expenses. As of December 31, 2015 and 2014, there was $134,160 and $86,896 of unrecognized compensation costs, respectively, related to non-vested share-based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 3.2 years. The weighted average grant date fair value of options issued in 2015 was $1.66.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

As of December 31, 2015 there were options to purchase 184,500 shares and warrants to purchase 70,000 shares of the Company's common stock outstanding, all of which were anti-dilutive. Therefore, none of these options or warrants were included in the calculation of loss per share in 2015.

As of December 31, 2014 there were options to purchase 165,800 shares and warrants to purchase 70,000 shares of the Company's common stock outstanding. As of December 31, 2014,  47,500 of the options to purchase, and none of the warrants, were anti-dilutive and therefore not included in the calculation of earnings per share in 2014.

The following table shows the calculation of earnings (loss) per share for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
Income (loss) from continuing operations	$(791,776)	$660,988
Income (loss) from discontinued operations, net of tax	362,610	(1,779)
Net income (loss) available to common shareholders	$(429,166)	$659,209
Basic EPS:
Weighted average common shares outstanding	2,784,757	2,742,080
Earnings (loss) per share - basic
Continuing operations	$(0.28)	$0.24
Discontinued operations	0.13	—
Consolidated basic EPS	$(0.15)	$0.24
Diluted EPS:
Weighted average common shares outstanding	2,784,757	2,742,080
Assumed conversion of net common shares issuable under stock option plans	—	91,889
Assumed conversion of net common shares issuable under warrants	—	29,129
Weighted average common and common equivalent shares outstanding, diluted	2,784,757	2,863,098
Earnings (loss) per share - diluted
Continuing operations	$(0.28)	$0.23
Discontinued operations	0.13	—
Consolidated diluted EPS	$(0.15)	$0.23

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

	Revenue for the Years Ended December 31,
	2015	%	2014	%
Medical	$16,770,788	78	$19,714,328	82
Automotive/Industrial	2,839,926	13	1,753,946	7
Military and Law Enforcement	943,603	4	1,358,568	6
Consumer Products	647,190	4	852,030	3
Other	293,677	1	391,420	2
Total	$21,495,184	100	$24,070,292	100

The following table sets forth, for the periods indicated, the consolidated revenue and percentages of revenue from continuing operations derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2015	%	2014	%
United States	$13,199,188	61	$13,050,717	54
Asia	4,774,910	22	5,168,283	21
Europe	1,662,318	9	1,344,098	6
Canada	1,607,445	7	3,791,229	16
Other	251,323	1	715,965	3
Total	$21,495,184	100	$24,070,292	100

12.  Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For 2015 net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

The assets and liabilities of the discontinued operations are listed below:

	Years Ended
	December 31,
	2015	2014
Cash	$—	$—
Total current assets from discontinued operations	—	—
Total assets from discontinued operations	$—	$—

Accounts payable and accrued expenses	$—	$320,056
Total current liabilities from discontinued operations	—	320,056
Total liabilities from discontinued operations	$—	$320,056

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

13.  Subsequent Events

Assets Held for Sale

In January 2016 the Company entered into an agreement to sell two unoccupied buildings and land on its campus in Fitchburg, Massachusetts.  These assets have been classified as Assets Held for Sale at December 31, 2015.  The carrying value of the properties approximates the fair value less the cost to sell.  The Company expects the sale of the properties to be completed by the end of 2016 and does not expect any material impact on the statement of operations.

Appointment of Director

On February 1, 2016, the Company's Board of Directors appointed Mr. Bryan S.  Ganz a director of the Company, effective February 1, 2016.   A description of Mr. Ganz’s background can be found in the Current Report on Form 8-K filed on February 5, 2016.