Form 10-Q
period 2016-03-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2016-05-12
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016 or

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

As of May 12, 2016 there were 2,816,639 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$220,299	$272,291
Trade accounts receivable, net of allowance for doubtful accounts of $60,000 at March 31, 2016 and December 31, 2015	3,339,549	2,798,353
Inventories	2,115,071	2,118,712
Prepaid expenses and other current assets	637,529	614,129
Total current assets	6,312,448	5,803,485
Property, plant and equipment, net	6,638,327	6,626,069
Assets held for sale, net	665,000	665,000
Intangible assets, net	18,206	18,645
Other assets	239,480	268,835
Total assets	$13,873,461	$13,382,034
Liabilities and Shareholders’ Equity
Current liabilities:
Equipment line of credit, current portion	51,299	35,718
Term notes payable, current portion	596,255	589,635
Subordinated promissory notes	480,056	473,135
Accounts payable	1,671,531	1,553,388
Accrued expenses and other current liabilities	374,769	275,777
Customer deposits	359,662	93,407
Deferred revenue, current	258,543	272,837
Total current liabilities	3,792,115	3,293,897
Long-term liabilities:
Revolving line of credit, non-current portion	1,981,495	1,511,495
Equipment line of credit, non-current portion	285,551	301,132
Term notes payable, non-current portion	969,209	1,120,652
Deferred revenue, non-current	280,279	272,181
Total long-term liabilities	3,516,534	3,205,460
Total liabilities	7,308,649	6,499,357
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,816,639 outstanding at March 31, 2016 and 3,926,491 issued, 2,801,639 outstanding at December 31, 2015	39,265	39,265
Additional paid-in-capital	11,406,887	11,381,536
Treasury stock at cost, 1,109,852 shares at March 31, 2016 and 1,124,852 shares at December 31, 2015	(3,028,564)	(3,069,496)
Accumulated deficit	(1,852,776)	(1,468,628)
Total shareholders’ equity	6,564,812	6,882,677
Total liabilities and shareholders’ equity	$13,873,461	$13,382,034

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$4,983,281	$5,858,342
Cost of sales	4,298,162	5,061,946
Gross profit	685,119	796,396

Selling and marketing	293,346	257,972
General and administrative	690,635	648,227
Research and development	25,843	92,561
Total operating expenses	1,009,824	998,760

Net loss from continuing operations	(324,705)	(202,364)
Other expense:
Interest expense	(60,220)	(65,693)
Other income, net	777	13,509
Total other expense, net	(59,443)	(52,184)
Loss from continuing operations before income taxes	(384,148)	(254,548)
Income tax provision	—	—
Loss from continuing operations	(384,148)	(254,548)
Discontinued Operations:
Income from discontinued operations, net of tax provision of $0 for the three months ended March 31, 2016 and 2015	—	362,610
Net income (loss)	$(384,148)	$108,062
Earnings (loss) per share - basic
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	—	0.13
Earnings (loss) per share - basic	$(0.14)	$0.04
Earnings (loss) per share - diluted
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	—	0.13
Earnings (loss) per share - diluted	$(0.14)	$0.04
Weighted average common shares outstanding - basic	2,816,144	2,778,935
Weighted average common shares outstanding - diluted	2,816,144	2,877,599

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(384,148)	$108,062
Income from discontinued operations	—	(362,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	—	(11,029)
Depreciation and amortization	361,440	356,382
Non-cash interest expense	6,921	6,921
Change in allowance for doubtful accounts	—	3,000
Share-based compensation expense	15,133	7,186
Changes in operating assets and liabilities:
Accounts receivable	(541,196)	(476,322)
Inventories	3,641	(11,947)
Prepaid expenses and other current assets	(23,400)	(96,785)
Other non-current assets	29,355	168,405
Accounts payable	118,143	411,677
Accrued expenses and other current liabilities	350,954	357,803
Other non-current liabilities	8,097	(185,641)
Net cash provided by (used in) operating activities	(55,060)	275,102
Cash flows from investing activities:
Purchases of property, plant and equipment	(373,259)	(242,390)
Proceeds from sale of property, plant and equipment	—	17,000
Cash paid for patents and trademarks	—	(1,057)
Net cash provided by (used in) investing activities	(373,259)	(226,447)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	470,000	250,000
Payments on term notes payable	(144,823)	(120,551)
Proceeds from stock option exercises	51,150	3,880
Net cash provided by (used in) financing activities	376,327	133,329
Net increase (decrease) in cash and cash equivalents	(51,992)	181,984
Cash and cash equivalents, beginning of period	272,291	209,398
Cash and cash equivalents, end of period	220,299	391,382

	Three Months Ended
	March 31,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$55,579	$53,705

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended March 31, 2016

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

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Period Ended March 31, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended
	March 31,
	2016	2015
Income (loss) from continuing operations	$(384,148)	$(254,548)
Income from discontinued operations, net of tax	—	362,610
Net income (loss) available to common shareholders	$(384,148)	$108,062
Basic EPS:
Weighted average common shares outstanding	2,816,144	2,778,935
Earnings (loss) per share - basic
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	—	0.13
Consolidated basic EPS	$(0.14)	$0.04
Diluted EPS:
Weighted average common shares outstanding	2,816,144	2,778,935
Assumed conversion of net common shares issuable under stock option plans	—	62,164
Assumed conversion of net common shares issuable under warrants	—	36,500
Weighted average common and common equivalent shares outstanding, diluted	2,816,144	2,877,599
Earnings (loss) per share - diluted
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	—	0.13
Consolidated diluted EPS	$(0.14)	$0.04

3.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$744,320	$775,427
Work-in-process	397,850	265,113
Finished goods	972,901	1,078,172
Total	$2,115,071	$2,118,712

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $297,851 and $313,738 as of March 31, 2016 and December 31, 2015, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended March 31, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			March 31,	December 31,
	(in years)			2016	2015
Machinery and equipment	3	to	15	$15,285,910	$15,168,377
Building and improvements	5	to	25	3,978,387	3,978,387
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,439,381	1,437,692
Construction in progress				936,106	682,069
Total property, plant and equipment				21,730,497	21,357,238
Less: accumulated depreciation				(15,092,170)	(14,731,169)
Property, plant and equipment, net				$6,638,327	$6,626,069

For the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of $361,001 and $355,388, respectively.

On December 4, 2015, the Company entered into a Letter of Intent to sell its two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.  On January 13, 2016, the Company entered into a Purchase and Sale Agreement to sell these two buildings which have been classified as Assets Held for Sale at March 31, 2016 and December 31, 2015. The carrying value of the properties ($665,000) approximated the fair value less the cost to sell. The Company expects the sale of the properties to be completed by the end of 2016 and does not expected any material impact on the statement of operations.

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three months ended March 31, 2016 and 2015, no impairment was required.

Intangible assets consist of the following:

	Estimated	March 31, 2016			December 31, 2015
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,626	8,420	$18,206	$26,626	$7,981	$18,645
Total intangible assets		$26,626	$8,420	$18,206	$26,626	$7,981	$18,645

For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $439 and $994, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended March 31, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	March 31,	December 31,
	2016	2015
Revolving line of credit	$1,981,495	$1,511,495
Equipment line of credit	$336,850	$336,850
Subordinated promissory notes	$480,056	$473,135

Term notes payable:
Commercial term loan	$638,199	$714,175
Equipment term loans	824,993	879,898
Equipment notes	102,272	116,214
Total term notes payable	$1,565,464	$1,710,287

Total Debt	$4,363,865	$4,031,767

Bank Debt

The revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit are all under the terms of a multi-year credit facility with a bank as detailed below. The debt is secured by substantially all assets of the Company with the exception of real property.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25%  (3.75% at March 31, 2016). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $264,731 at March 31, 2016.

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

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At March 31, 2016, the Company has drawn $336,850 on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended March 31, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

Other Debt

Equipment notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018.

Subordinated promissory notes

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and require quarterly interest-only payments at a rate of 10% per annum for the first two years, increasing to 12% per annum in December 2015. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to the bank credit facility.

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. The Company recorded $6,921 for the three months ended March 31, 2016 and 2015 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $19,944 at March 31, 2016 and $26,865 at December 31, 2015.

7.  Income Taxes

No provision for income taxes has been recorded in the three months ended March 31, 2016 or 2015, respectively.    The Company has a full valuation allowance against its deferred tax assets as of March 31, 2016 and December 31, 2015.

The Company has federal and state net operating loss carryforwards totaling $8,196,000 and $8,231,000, respectively, which begin to expire in 2030. The Company also had federal and state tax credit carryovers of $361,000 and $380,000 respectively. The federal and state tax credits begin to expire in 2029 and 2016, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

The Company has two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for the three months ended March 31, 2016 and 2015.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended March 31, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

9.  Stock Options and Share-Based Incentive Plan

Options

The following table sets forth the stock option transactions for the three months ended March 31, 2016:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2015	184,500	$6.21	6.80	$235,293
Granted	—	—
Exercised	(15,000)	3.41
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2016	169,500	6.46	7.15	$186,843
Exercisable at March 31, 2016	73,500	$7.33	5.74	$58,115
Exercisable at December 31, 2015	83,500	$6.60	4.73	$106,565

For the three months ended March 31, 2016 and 2015, share-based compensation expense related to stock options amounted to $15,133 and $7,186, respectively, and is included in general and administrative expenses.

For the three months ended March 31, 2016, there were no new options granted and no options expired or were forfeited. There were 15,000 options exercised generating proceeds of $51,150.

For the three months ended March 31, 2015, 25,000 options were granted, 7,500 options were forfeited and no options expired. Additionally, 1,100 options were exercised generating proceeds of $3,880.

Warrants

For the three months ended March 31, 2016 and 2015, there were no warrants exercised. As of March 31, 2016, 70,000 warrants remain unexercised.

10.  Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the three months ended March 31, 2015, net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2015.

Overview

Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume and patient-specific finished orthopedic implant components. The Company has custom thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with more than forty percent of its revenue derived from exports.

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

	Three Months Ended
	March 31,
	2016	%	2015	%
Net sales	100.0		100.0
Cost of sales	86.3		86.4
Gross profit	13.7		13.6
Selling and marketing	5.9		4.4
General and administrative	13.9		11.1
Research and development	0.5		1.6
Other expense	1.2		0.9
Income (loss) from continuing operations before income taxes	(7.8)		(4.4)
Income tax provision	—		—
Income (loss) from continuing operations	(7.8)		(4.4)
Income from discontinued operations	—		6.2
Net (loss) income	(7.8)%		1.8%

Net Sales

The Company's consolidated net sales for the three months ended March 31, 2016 was $4,983,281, a decrease of $875,061, or 14.9%, when compared to the consolidated net sales of $5,858,342 for the three months ended March 31, 2015.   The decrease in net sales for the three months ended March 31, 2016 was due to a decrease in net sensor sales  and net sales of orthopedic implant components, partially offset by increased sales of custom thermoplastic injected molding.

Net sales of sensors decreased 18.2% for the three months ended March 31, 2016 when compared to the same period last year.  While sensor volume increased 12.6% over the same quarter last year, net sales decreased due to customer mix, product mix and the industry’s continuing trend toward smaller parts.  Silver surcharge billed decreased 24.1% due in part to the industry trend toward smaller parts and less silver as well as a 12.1% decrease in the weighted average price of silver for the three months ended March  31, 2016, as compared to the same period in 2015.    Additionally, net sales of orthopedic implant components for the three months ended March 31, 2016 decreased 25.1% due to lower than expected volume from a large customer as compared to the same period in 2015, as well as product mix.

The decrease in net sales was partially offset by a 3.0% increase in net sales of custom thermoplastic injection molding for the three months ended March  31, 2016 as compared to the same period in 2015 due to increased order volume of medical and automotive components.

Gross Profit

The Company's gross profit for the three months ended March 31, 2016 was $685,119, a decrease of $111,277, or 14.0%, when compared to gross profit of $796,396 for the same period in 2015. Gross profit as a percentage of sales for the three months ended March 31, 2016 increased to 13.7%, or 0.1 points from 13.6% for the three months ended March 31, 2015.

The decrease in gross profit was due to a 35.2%, decrease in gross profit from sensors which was due largely to price reductions as well as customer and product mix.  Sensors gross profit as a percentage of sales decreased 4.9 points due primarily to the reduction in net sales and selling price.  Additionally, gross profit from machined orthopedic implants decreased 19.6% largely due to lower volume combined with increased labor costs related to process validation efforts.  However, machined orthopedic implants gross profit as a percentage of sales increased slightly, 1.2 points, due partly to product mix and improved efficiencies.  Gross profit also decreased in part due to the timing of deferrals and the recognition of deferred revenue.

The decrease in gross profit was partially offset by a 7.7% increase in gross profit of custom thermoplastic injection molding for the three months ended March 31, 2016 when compared to the same period in 2015 due to increased demand of medical and  automotive components.  Custom thermoplastic injection molding gross profit as a percentage of sales increased 1.4 points due primarily to product mix.  Also impacting gross profit was a decrease in expenses in the Quality and other manufacturing overhead departments as adjustments were made in part as a result of lower sales in the quarter.  Quality and other manufacturing overhead expressed as a percentage of sales decreased to 8.9% for the three months ended March 31, 2016 as compared to 10.2% in the same period last year.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $293,346  (5.9% of net sales) for the three months ended March 31, 2016 as compared to $257,972  (4.4% of net sales) for the three months ended March 31, 2015, an increase of $35,374, or 13.7%.  For the three months ended March 31, 2016,  the increase was primarily due to increased wages, taxes and benefits of $85,896 as a result of two additional salespersons hired in the fourth quarter of 2015.  In addition, travel increased $3,480 due to trade shows and customer relations. The increase was offset by a decrease in commissions of $29,405 as a result of lower net sales as compared to the same period in the prior year and a decrease in marketing expenses of $32,424.

General and Administrative

The Company's consolidated general and administrative expenses increased to $690,635 (13.9% of net sales) for the three months ended March 31, 2016 as compared to $648,227 (11.1% of net sales) for the three months ended March 31, 2015 an increase of $42,408, or 6.5%.   The increase in general and administrative expenses is due primarily to $51,600 of recruiting agency fees related to the replacement of three positions.  Legal fees increased $25,869 as compared to the prior year quarter.  In addition, directors’ fees increased $20,000 as a result of adding two new Directors in 2015 and one in February 2016.

These increases were partially offset by decreased wages, taxes and benefits of $25,780 due to the timing of replacement hires for three positions.  In addition, consulting fees related to environmental, health and safety decreased $21,500 due to bringing this function in house.  Additionally accounting related expenses decreased $14,211 due in part to savings realized from new SEC filing software.  There were multiple smaller variances in computer supplies, bank fees, software expenses, stock based compensation and insurance on accounts receivable for the three months ended March  31, 2016 versus the same period in the prior year.

Research and Development

The Company's consolidated research and development expenses decreased to $25,843 (0.5% of net sales) for the three months ended March 31, 2016 as compared to $92,561 (1.6% of net sales) for the three months ended March 31, 2015, a decrease of $66,718, or 72.1%. The decrease is due in part to decreased compensation of $24,615 due to reorganization as well as a $42,103 decrease in internal research and development costs for the development of new products and capabilities related to medical device components.

Other Expense, net

Other expense, net increased to $59,443 for the three months ended March 31, 2016, as compared to $52,184, for three months ended March 31, 2015, an increase of $7,259. The increase in other expense was due to a gain on the sales of fixed assets of $11,029 in 2015 versus no sales in 2016.  In addition, interest expense decreased $5,473 in 2016 as a result of continued pay down of term debt.

Income Tax Provision

The tax provisions for the three months ended March 31, 2016 and 2015 attributable to the U.S. federal and state income taxes on our continuing operations are zero. The Company’s combined federal and state effective income tax rate from continuing operations for both the three months ended March 31, 2016 and 2015 of 0% is due to the deferred tax assets being fully reserved for with a valuation allowance.

Income from Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the three months ended March 31, 2015 net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended March 31, 2016 was $0.14 per share as compared to basic and diluted earnings of $0.04 per share for the same period in 2015, a decrease of $0.18 per share. The decrease in earnings per share for the three months ended March 31, 2016, is due largely to the decreased gross profit in sensors.

The basic and diluted earnings per share for the three months ended March 31, 2015 were impacted by income from discontinued operations of RMDDxUSA which received relief under Chapter 7 of the United States Bankruptcy Code and was formally discharged in March 2015.

Off-Balance Sheet Arrangements

The Company has two operating leases for office equipment. Lease expense under all operating leases was approximately $1,822 for the three ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Working capital was $2,520,332 as of March 31, 2016, as compared to $2,509,588 at December 31, 2015, an increase of $10,744.  The increase is due primarily to an increase in accounts receivable, which is mostly offset by increases in accounts payable, accrued expenses and other current liabilities and customer deposits.

Cash and cash equivalents were $220,299 and $272,291 at March 31, 2016 and December 31, 2015, respectively, a decrease of $51,992.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable were $3,339,549 and $2,798,353 at March 31, 2016 and December 31, 2015, respectively, an increase of $541,196 due in part to the timing of an increase in net sales for the month of March 2016 as compared to December 2015.

Inventories were $2,115,071 at March 31, 2016, as compared to $2,118,712 at December 31, 2015, a decrease of $3,641.

Accounts payable increased $118,143 due largely to the timing of disbursements.

Accrued expenses and other current liabilities increased $98,993 as compared to December 31, 2015 due largely to an increase of $79,461 for accruals for goods received not yet invoiced.  Additionally, the Company accrued $20,950 in the first quarter 2016 related to customer rebates and recorded increased legal accruals of $17,536.  These increases were partially offset by a $25,685 reduction in accrued commissions.

Customer deposits increased $266,255 due to an increase in tooling orders.

Capital equipment expenditures were $373,259 for the three months ended March 31, 2016, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implant components as well as injection molding equipment as compared to $242,390 in the same period in 2015.

At March 31, 2016, the Company’s total debt was $4,363,865 as compared to $4,031,767 at December 31, 2015, an increase of $332,098 or 8.2% due primarily to a net increase of $470,000 on the revolver.  The total outstanding balance of the Company’s term debt decreased $144,823 to $1,565,464 at March 31, 2016 as compared to $1,710,287 at December 31, 2015.  The Company also had a balance of $336,850 on an equipment line of credit and $480,056 of subordinated promissory notes as discussed in more detail below.

The Company has a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), commercial term loan, two equipment term loans and an equipment line of credit as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at March 31, 2016.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at March 31, 2016). The balance outstanding on the revolver was $1,981,495 as of March 31, 2016.  The revolver has a maturity date of June 30, 2017. Amounts available to borrow under the revolver are $264,731 at March 31, 2016.

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At March 31, 2016, the balance of the commercial term loan was $638,199.

The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of this equipment term loan was $465,368 as of March 31, 2016.

On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing on of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67% beginning in July 2015. The balance of this equipment term loan was $359,625 as of March 31, 2016.

On June 19, 2015, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At March 31, 2016, $336,850 has been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing on June 19, 2021, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company is in compliance with all covenants at March 31, 2016.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at June 30, 2015 was $102,272.

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

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. For the three months ended March 31, 2016 and 2015, the Company recorded $6,921 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $19,944 at March 31, 2016 and $26,865 at December 31, 2015.

No dividends were declared or paid in the three months ended March 31, 2016 and 2015.

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

Summary of Changes in Cash Position

As of March 31, 2016, the Company had cash on hand of $220,299. For the three months ended March 31, 2016, net cash used in operating activities was $55,060.  Net cash used in investing activities for the three months ended March 31, 2016 was $373,259. Net cash provided by financing activities for the three months ended March 31, 2016 was $376,327. All of the above were from continuing operations. The net cash flows for the three months ended March 31, 2016 are discussed in further detail below.

Operating Cash Flows

For the three months ended March 31, 2016, net cash used in operating activities was $55,060 due largely to the increase of $541,196 in accounts receivable due to increased sales in March 2016 when compared to sales in December 2015, and the timing of accounts receivable collections.

This increase was offset by net cash provided by accrued expenses and other current liabilities which increased $350,954 due in part to an increase of $266,255 in customer deposits and an increase of $79,461 for inventory received but not invoiced at March  31, 2016 as compared to December 31, 2015.  Additionally, as of March 31, 2016, there was an increase in accounts payable of  $118,143.    Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $361,440, share-based compensation of $15,133 and non-cash interest expense of $6,921.

Investing Cash Flows

For the three months ended March 31, 2016, net cash used in investing activities was $373,259. The net cash used was for capital expenditures of $373,259, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implant components as well as for molding equipment.

Financing Cash Flows

For the three months ended March 31, 2016, net cash provided by financing activities was $376,327. Cash was provided by net proceeds of $470,000 from the Company's revolver and offset by payments on term notes payable of $144,823. Additionally, there were proceeds of $51,150 from the exercise of stock options.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3

32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

May 12, 2016	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)