Form 10-Q
period 2016-06-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2016-08-11
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016 or

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

As of August 11, 2016 there were 2,816,639 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc.

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$526,294	$272,291
Trade accounts receivable, net of allowance for doubtful accounts of $30,000 at June 30, 2016 and $60,000 at December 31, 2015	2,722,023	2,798,353
Insurance receivable	258,842	—
Inventories	2,673,695	2,118,712
Prepaid expenses and other current assets	577,274	614,129
Total current assets	6,758,128	5,803,485
Property, plant and equipment, net	6,841,652	6,626,069
Assets held for sale, net	665,000	665,000
Intangible assets, net	17,766	18,645
Other assets	216,233	268,835
Total assets	$14,498,779	$13,382,034
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$2,081,495	$—
Equipment line of credit, current portion	—	35,718
Term notes payable, current portion	762,978	589,635
Subordinated promissory notes	486,977	473,135
Accounts payable	1,738,955	1,553,388
Accrued expenses and other current liabilities	359,699	275,777
Customer deposits	392,034	93,407
Deferred revenue, current	253,681	272,837
Total current liabilities	6,075,819	3,293,897
Long-term liabilities:
Revolving line of credit, non-current portion	—	1,511,495
Equipment line of credit, non-current portion	—	301,132
Term notes payable, non-current portion	1,537,906	1,120,652
Deferred revenue, non-current	242,671	272,181
Total long-term liabilities	1,780,577	3,205,460
Total liabilities	7,856,396	6,499,357
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,816,639 outstanding at June 30, 2016 and 3,926,491 issued, 2,801,639 outstanding at December 31, 2015	39,265	39,265
Additional paid-in-capital	11,422,345	11,381,536
Treasury stock at cost, 1,109,852 shares at June 30, 2016 and 1,124,852 shares at December 31, 2015	(3,028,564)	(3,069,496)
Accumulated deficit	(1,790,663)	(1,468,628)
Total shareholders’ equity	6,642,383	6,882,677
Total liabilities and shareholders’ equity	$14,498,779	$13,382,034

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$5,129,013	$5,659,094	$10,112,294	$11,517,436
Cost of sales	4,184,263	4,626,940	8,482,425	9,688,886
Gross profit	944,750	1,032,154	1,629,869	1,828,550

Selling and marketing	303,564	262,609	596,910	520,581
General and administrative	491,432	525,577	1,182,067	1,173,804
Research and development	24,415	62,224	50,258	154,785
Total operating expenses	819,411	850,410	1,829,235	1,849,170

Net income (loss) from continuing operations	125,339	181,744	(199,366)	(20,620)
Other expense:
Interest expense	(63,276)	(69,840)	(123,496)	(135,533)
Other income, net	50	3,322	827	16,831
Total other expense, net	(63,226)	(66,518)	(122,669)	(118,702)
Income (loss) from continuing operations before income taxes	62,113	115,226	(322,035)	(139,322)
Income tax provision	—	—	—	—
Income (loss) from continuing operations	62,113	115,226	(322,035)	(139,322)
Discontinued Operations:
Income from discontinued operations, net of tax provision of $0 for the three and six months ended June 30, 2016 and 2015	—	—	—	362,610
Net income (loss)	$62,113	$115,226	$(322,035)	$223,288
Earnings (loss) per share - basic
Continuing operations	$0.02	$0.04	$(0.11)	$(0.05)
Discontinued operations	—	—	—	0.13
Earnings (loss) per share - basic	$0.02	$0.04	$(0.11)	$0.08
Earnings (loss) per share - diluted
Continuing operations	$0.02	$0.04	$(0.11)	$(0.05)
Discontinued operations	—	—	—	0.13
Earnings (loss) per share - diluted	$0.02	$0.04	$(0.11)	$0.08
Weighted average common shares outstanding - basic	2,816,639	2,781,826	2,816,392	2,780,420
Weighted average common shares outstanding - diluted	2,900,493	2,848,302	2,816,392	2,881,438

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(322,035)	$223,288
Income from discontinued operations	—	(362,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	—	(14,729)
Depreciation and amortization	745,440	730,013
Non-cash interest expense	13,842	13,842
Change in allowance for doubtful accounts	(30,000)	3,000
Share-based compensation expense	30,591	19,888
Changes in operating assets and liabilities:
Accounts receivable	106,330	(824,149)
Insurance receivable	(258,842)	—
Inventories	(554,983)	23,518
Prepaid expenses and other current assets	36,855	(76,378)
Other non-current assets	52,602	226,802
Accounts payable	185,567	325,282
Accrued expenses and other current liabilities	363,393	283,897
Other non-current liabilities	(29,510)	(249,619)
Net cash provided by (used in) operating activities	339,250	322,045
Cash flows from investing activities:
Purchases of property, plant and equipment	(960,144)	(784,157)
Proceeds from sale of property, plant and equipment	—	20,700
Cash paid for patents and trademarks	—	(5,528)
Net cash provided by (used in) investing activities	(960,144)	(768,985)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	570,000	320,000
Proceeds from equipment line of credit	544,851	415,785
Payments on term notes payable	(291,104)	(242,080)
Proceeds from stock option exercises	51,150	28,611
Net cash provided by (used in) financing activities	874,897	522,316
Net increase (decrease) in cash and cash equivalents	254,003	75,376
Cash and cash equivalents, beginning of period	272,291	209,398
Cash and cash equivalents, end of period	526,294	284,774

	Six Months Ended
	June 30,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$113,112	$111,639

Non-cash activities:
Equipment line of credit converted to term notes payable	$881,701	$415,785

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

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

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table presents the calculation of both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$62,113	$115,226	$(322,035)	$(139,322)
Income from discontinued operations, net of tax	—	—	—	362,610
Net income (loss) available to common shareholders	$62,113	$115,226	$(322,035)	$223,288
Basic EPS:
Weighted average common shares outstanding	2,816,639	2,781,826	2,816,392	2,780,420
Earnings (loss) per share - basic
Continuing operations	$0.02	$0.04	$(0.11)	$(0.05)
Discontinued operations	—	—	—	0.13
Consolidated basic EPS	$0.02	$0.04	$(0.11)	$0.08
Diluted EPS:
Weighted average common shares outstanding	2,816,639	2,781,826	2,816,392	2,780,420
Assumed conversion of net common shares issuable under stock option plans	70,981	33,546	—	68,088
Assumed conversion of net common shares issuable under warrants	12,873	32,930	—	32,930
Weighted average common and common equivalent shares outstanding, diluted	2,900,493	2,848,302	2,816,392	2,881,438
Earnings (loss) per share - diluted
Continuing operations	$0.02	$0.04	$(0.11)	$(0.05)
Discontinued operations	—	—	—	0.13
Consolidated diluted EPS	$0.02	$0.04	$(0.11)	$0.08

3.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$934,684	$775,427
Work-in-process	722,341	265,113
Finished goods	1,016,670	1,078,172
Total	$2,673,695	$2,118,712

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $383,312 and $313,738 as of June 30, 2016 and December 31, 2015, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			June 30,	December 31,
	(in years)			2016	2015
Machinery and equipment	3	to	15	$16,330,084	$15,168,377
Building and improvements	5	to	25	3,978,387	3,978,387
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,505,275	1,437,692
Construction in progress				333,200	682,069
Total property, plant and equipment				22,237,659	21,357,238
Less: accumulated depreciation				(15,396,007)	(14,731,169)
Property, plant and equipment, net				$6,841,652	$6,626,069

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $383,560 and $372,637, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $744,561 and $728,025, respectively.

On December 4, 2015, the Company entered into a Letter of Intent to sell its two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.  On January 13, 2016, the Company entered into a Purchase and Sale Agreement to sell these two buildings which have been classified as Assets Held for Sale at June 30, 2016 and December 31, 2015. The carrying value of the properties ($665,000) approximated the fair value less the cost to sell. The Company expects the sale of the properties to be completed by the end of 2016 and does not expected any material impact on the statement of operations.

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the six months ended June 30, 2016 and 2015, no impairment was required.

Intangible assets consist of the following:

	Estimated	June 30, 2016			December 31, 2015
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,626	8,860	$17,766	$26,626	$7,981	$18,645
Total intangible assets		$26,626	$8,860	$17,766	$26,626	$7,981	$18,645

For the three months ended June 30, 2016 and 2015, the Company recorded amortization expense of $440 and $994, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense of $879 and $1,988, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	June 30,	December 31,
	2016	2015
Revolving line of credit	$2,081,495	$1,511,495
Equipment line of credit	$—	$336,850
Subordinated promissory notes	$486,977	$473,135

Term notes payable:
Commercial term loan	$561,476	$714,175
Equipment term loans	1,651,241	879,898
Equipment notes	88,167	116,214
Total term notes payable	$2,300,884	$1,710,287

Total Debt	$4,869,356	$4,031,767

Bank Debt

The revolving line of credit (the "revolver"), commercial term loan, and three equipment term loans are all under the terms of a multi-year credit facility with a bank as detailed below. The debt is secured by substantially all assets of the Company with the exception of real property.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25%  (3.75% at June 30, 2016). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $88,970 at June 30, 2016.

Commercial term loan

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000.

Equipment line of credit and equipment term loans

On March 29, 2013, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to an equipment term loan with a five-year term, maturing as of March 29, 2019. The equipment term loan requires monthly payments of approximately $14,000, consisting of principal and interest at a fixed rate of 4.65%.

On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing as of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67%.

On June 19, 2015,  the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 20, 2016 and the then outstanding balance on the equipment line of credit of $881,701 was converted to an equipment term loan with a five-year term, maturing as of June 19, 2021. The equipment term loan requires monthly payments of approximately $17,000, consisting of principal and interest at a fixed rate of 4.68%.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

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

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. The Company recorded $6,921 and $13,842 for the three and six months ended June 30, 2016 and 2015, respectively, of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $13,023 at June 30, 2016 and $26,865 at December 31, 2015.

7.  Income Taxes

No provision for income taxes has been recorded in the three or six months ended June 30, 2016 or 2015, respectively.    The Company has a full valuation allowance against its deferred tax assets as of June 30, 2016 and December 31, 2015.

The Company has federal and state net operating loss carryforwards totaling $8,196,000 and $8,231,000, respectively, which begin to expire in 2030. The Company also has federal and state tax credit carryovers of $361,000 and $380,000 respectively. The federal and state tax credits begin to expire in 2029 and 2016, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

In the second quarter of 2016 the Company consolidated its operating leases.  Lease expense under all operating leases was approximately $3,613 and $1,822 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015 the lease expense was $5,435 and $3,644, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended June 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

9.  Stock Options and Share-Based Incentive Plan

Options

The following table sets forth the stock option transactions for the six months ended June 30, 2016:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2015	184,500	$6.21	6.80	$235,293
Granted	—	—
Exercised	(15,000)	3.41
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2016	169,500	6.46	6.90	$186,843
Exercisable at June 30, 2016	92,500	$7.25	5.43	$77,575
Exercisable at December 31, 2015	83,500	$6.60	4.73	$106,565

For the six months ended June 30, 2016 and 2015, share-based compensation expense related to stock options amounted to $30,591 and $19,888, respectively, and is included in general and administrative expenses.

For the six months ended June 30, 2016, there were no new options granted and no options expired or were forfeited. There were 15,000 options exercised generating proceeds of $51,150.

For the six months ended June 30, 2015,  25,000 options were granted, 7,500 options were forfeited and no options expired. Additionally, 8,200 options were exercised generating proceeds of $28,611.

Warrants

For the three and six months ended June 30, 2016 and 2015, there were no warrants exercised. As of June 30, 2016,  70,000 warrants remain unexercised.  The warrants expire in December 2016.

10.  Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the three and six months ended June 30, 2015, net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

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

Overview

Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately forty percent of its revenue derived from exports.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	%	2015	%	2016	%	2015	%
Net sales	100.0		100.0		100.0		100.0
Cost of sales	81.6		81.8		83.9		84.1
Gross profit	18.4		18.2		16.1		15.9
Selling and marketing	5.9		4.6		5.9		4.5
General and administrative	9.6		9.3		11.7		10.2
Research and development	0.5		1.1		0.5		1.3
Other expense	1.2		1.2		1.2		1.1
Income (loss) from continuing operations before income taxes	1.2		2.0		(3.2)		(1.2)
Income tax provision	—		—		—		—
Income (loss) from continuing operations	1.2		2.0		(3.2)		(1.2)
Income from discontinued operations	—		—		—		3.1
Net income (loss)	1.2%		2.0%		(3.2)%		1.9%

Net Sales

The Company's consolidated net sales for the three months ended June 30, 2016 was $5,129,013, a decrease of $530,081, or 9.4%, when compared to the consolidated net sales of $5,659,094 for the three months ended June 30, 2015.  The decrease in net sales for the three months ended June 30, 2016 was due primarily to a decrease in net sales of orthopedic implants and instruments.  Sales also decreased in sensors and thermoplastic injection molding.

Net sales of orthopedic implants and instruments for the three months ended June 30, 2016 decreased 22.9% due to lower than expected volume from a large customer as compared to the same period in 2015.  The Company was notified by this customer at the end of second quarter that the demand for their product had decreased and to expect lower demand for the remainder of 2016.  Partially offsetting the decrease in demand from this customer were new orders from two new orthopedic implant customers.

Net sales of thermoplastic injection molding for the three months ended June 30, 2016 decreased 4.4% due to lower sales of military and law enforcement components, partially offset by increased sales of automotive components when compared to the same period in 2015.

Additionally, net sales of sensors decreased 1.2% for the three months ended June 30, 2016 when compared to the same period last year.  While sensor volume increased 3.8% over the same quarter last year, net sales decreased due to customer mix, product mix and competitive pricing.  Silver surcharge billed increased 3.9% due to an increase in the weighted average price of silver for the three months ended June 30, 2016, as compared to the same period in 2015.

The Company's consolidated net sales for the six months ended June 30, 2016 was $10,112,294, a decrease of $1,405,142, or 12.2%, when compared to the consolidated net sales of $11,517,436 for the six months ended June 30, 2015.  The decrease in net sales for the six months ended June 30, 2016 was due primarily to a decrease in net sales of orthopedic implants and instruments.  Sales also decreased in sensors and thermoplastic injection molding.

Net sales of orthopedic implants and instruments for the six months ended June 30, 2016 decreased 23.8% due to lower than expected volume from a large customer as compared to the same period in 2015.  The Company was notified by this customer that the demand for their product had decreased and to expect lower demand for the remainder of 2016.  Partially offsetting the decrease in demand from this customer were new orders from two new orthopedic implant customers beginning in the second quarter of 2016.

Net sales of thermoplastic injection molding for the six months ended June 30, 2016 decreased 1.1% due to lower sales of military and law enforcement components, partially offset by increased sales of automotive components when compared to the same period in 2015.

Additionally, net sales of sensors decreased 11.3% for the six months ended June 30, 2016 when compared to the same period last year.  While sensor volume increased 8.8% over the same period last year, net sales decreased due to customer mix, product mix and competitive pricing.  Silver surcharge billed decreased 12.5% due in part to a  net 6.0% decrease in the weighted average price of silver for the six months ended June 30, 2016, as compared to the same period in 2015.

Gross Profit

The Company's gross profit for the three months ended June 30, 2016 was $944,750, a decrease of $87,404, or 8.5%, when compared to gross profit of $1,032,154 for the same period in 2015. Gross profit as a percentage of sales for the three months ended June 30, 2016 increased to 18.4%, or 0.2 points from 18.2% for the three months ended June 30, 2015.

The decrease in gross profit for the three months ended June 30, 2016 was due in part to a 24.3% decrease in gross profit from orthopedic implants and instruments due to lower sales volume when compared to the same prior year period.  Gross profit as a percentage of sales for orthopedic implants and instruments decreased slightly, 0.6 points, due partly to product mix, offset by improved efficiencies due in part to automation.

The decrease in gross profit for the three months ended June 30, 2016 was also due in part to a 20.5% decrease in gross profit from sensors due largely to price reductions as well as customer and product mix partially offset by increased gross profit from silver surcharge due to an increase in the weighted average price of silver when compared to the same prior year period.  Gross profit as a percentage of sales for sensors decreased 4.0 points due primarily to the reduction in net sales and selling price.

In addition, gross profit for the three months ended June 30, 2016 from thermoplastic injection molding decreased 7.6% due primarily to the decline in sales of military and law enforcement components offset by increased sales of automotive components as well as efficiency improvements from automation when compared to the same prior year period.  Gross profit as a percentage of sales from thermoplastic injection molding decreased 1.2 points due primarily to lower sales of military and law enforcement components.

The decrease in gross profit for the three months ended June 30, 2016 was offset by a decrease in expenses for other manufacturing overhead departments as adjustments were made in part as a result of lower sales as well as customer mix of orthopedic implants and instruments.  Other manufacturing overhead as a percentage of sales decreased to 7.9% for the three months ended June 30, 2016 as compared to 10.5% in the same period last year.

The Company's gross profit for the six months ended June 30, 2016 was $1,629,869, a decrease of $198,681, or 10.9%, when compared to gross profit of $1,828,550 for the same period in 2015. Gross profit as a percentage of sales for the six months ended June 30, 2016 increased to 16.1%, or 0.2 points from 15.9% for the six months ended June 30, 2015.

The decrease in gross profit for the six months ended June 30, 2016 was due in part to a decrease of 29.7% in gross profit from sensors due largely to price reductions as well as customer and product mix. Gross profit as a percentage of sales from sensors decreased 4.6 points due primarily to the reduction in net sales and selling price partially offset by increased gross profit from silver surcharge.

The decrease in gross profit for the six months ended June 30, 2016 was also due in part to a decrease of 23.0% in gross profit from orthopedic implants and instruments largely due to lower volume combined with increased labor costs related to process validation efforts for new customers.    Gross profit as a percentage of sales from orthopedic implants and instruments decreased slightly, 0.3 points, due partly to lower net sales and product mix offset by improved efficiencies through automation.

In addition, gross profit for the six months ended June 30, 2016 from thermoplastic injection molding decreased 1.3% from the same period in the prior year due to customer and product mix. Gross profit as a percentage of sales from thermoplastic injection molding decreased 0.1 points due to the product mix partly offset by improved efficiencies through automation.

The decrease in gross profit for the six months ended June 30, 2016 was offset by a decrease in expenses for other manufacturing overhead departments. The lower expenses were due to adjustments made in part as a result of lower sales as well as customer mix of orthopedic implants and instruments.  Other manufacturing overhead as a percentage of sales decreased to 8.4% for the six months ended June 30, 2016 as compared to 10.4% in the same period last year.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $303,564  (5.9% of net sales) for the three months ended June 30, 2016 as compared to $262,609  (4.6% of net sales) for the three months ended June 30, 2015, an increase of $40,955, or 15.6%.  For the three months ended June 30, 2016, the increase was primarily due to increased compensation of $88,966 as a result of two additional salespersons hired in the fourth quarter of 2015.  The increase was partially offset by a decrease in commissions of $18,493 as a result of lower net sales from existing customers as compared to the same period in the prior year.  Marketing and travel expenses decreased $16,735 and $8,399, respectively, due largely to lower trade show costs and attendance.

The Company's consolidated selling and marketing expenses amounted to $596,910 (5.9% of net sales) for the six months ended June 30, 2016 as compared to $520,581 (4.5% of net sales) for the six months ended June 30, 2015, an increase of $76,329, or 14.7%. For the six months ended June 30, 2016, the increase was primarily due to increased compensation of $174,862 as a result of two additional salespersons hired in the fourth quarter of 2015.  The increase was partially offset by a decrease in commissions of $47,897 as a result of lower net sales as compared to the same period in the prior year.  Marketing and travel expenses decreased $49,160 and $4,919, respectively, due largely to lower trade show costs and attendance.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $491,432  (9.6% of net sales) for the three months ended June 30, 2016 as compared to $525,577  (9.3% of net sales) for the three months ended June 30, 2015 a decrease of $34,145, or 6.5%.  The decrease in general and administrative expenses is due in part to lower directors’ fees of $39,750 and lower executive compensation of $10,000 as the Board of Directors voluntarily waived their second quarter fees and executive officers voluntarily reduced their pay by 10% for the second quarter.  Additionally, legal fees decreased $11,254, shareholder relations expenses decreased $10,220 due to lower annual meeting and proxy costs and consulting and professional fees decreased $7,986 compared to the prior year period.  Bonus expense decreased $15,000 during the quarter as no accruals have been made in 2016 to date.

The above decreases were partially offset by a net increase in bad debt expense of $15,678.  The bad debt expense consists of $45,678 which represents the deductible on our accounts receivable insurance for a claim related to an international customer in the second quarter of 2016.  This expense was partially offset by a $30,000 reduction in the allowance for doubtful accounts based on an analysis of the Company’s accounts receivable aging as of June 30, 2016. There were increases in bank fees, share-based compensation, and depreciation expense totaling $24,264 for the three months ended June 30, 2016 versus the same period in the prior year.

The Company's consolidated general and administrative expenses increased to $1,182,067  (11.7% of net sales) for the six months ended June 30, 2016 as compared to $1,173,804  (10.2% of net sales) for the six months ended June 30, 2015, an increase of $8,263, or 0.7%.  The increase in general and administrative expenses is due in part to $51,600 of recruiting agency fees related to the replacement of three positions in the first quarter as well as a net increase in bad debt expense of $15,678 as described above. Additionally, there were increases in depreciation expense of $29,839, legal fees of $14,615, share-based compensation of $10,703, and bank fees of $10,450 for the six months ended June 30, 2016 versus the same period in the prior year.

The above increases were partially offset by decreased compensation of $50,625 due in part to executive officers’ voluntary 10% reduction in pay for the second quarter as well as the timing of replacement hires for three positions.  Year to date directors’ fees decreased $10,167 due to the Board of Directors voluntarily waiving their second quarter fees, partially offset by the impact of a new director being added in April 2015, one in July 2015 and one in 2016.  In addition, consulting fees related to environmental, health and safety decreased $21,500 due to bringing this function in house, accounting related expenses decreased $8,616 due in part to savings realized from new SEC filing software.  Bonus expense decreased $15,000 as no accruals have been made in 2016 to date.

Research and Development

The Company's consolidated research and development expenses decreased to $24,415  (0.5% of net sales) for the three months ended June 30, 2016 as compared to $62,224  (1.1% of net sales) for the three months ended June 30, 2015, a decrease of $37,809, or 60.8%. The Company had a $26,538 decrease due to the elimination of one position in 2015, as well as a $10,550 decrease in internal research and development costs for the development of new products and capabilities related to medical device components when compared to the prior year quarter.

The Company's consolidated research and development expenses decreased to $50,258  (0.5% of net sales) for the six months ended June 30, 2016 as compared to $154,785  (1.3% of net sales) for the six months ended June 30, 2015, a decrease of $104,527, or 67.5%.  The Company had a $51,402 decrease due to the elimination of one position in 2015, as well as a $52,410 decrease in internal research and development costs for the development of new products and capabilities related to medical device components when compared the six months ended June 30, 2016.

Other Expense, net

Other expense, net decreased to $63,226 for the three months ended June 30, 2016, as compared to $66,518, for the three months ended June 30, 2015, a decrease of $3,292.  The decrease in other expense was due in part to a gain on the sales of fixed assets of $3,700 in 2015.  In addition, other expense decreased $6,564 in 2016 due primarily to reduced interest expense related to servicing the term debt.

Other expense, net increased to $122,669 for the six months ended June 30, 2016, as compared to $118,702, for the six months ended June 30, 2015, an increase of $3,967.  The increase in other expense was due to a gain on the sales of fixed assets of $14,729 in 2015.  In addition, other expense decreased $12,037 in 2016 due primarily to reduced interest expense related to servicing the term debt.

Income Tax Provision

The tax provisions for the three and six months ended June 30, 2016 and 2015 attributable to the U.S. federal and state income taxes on our continuing operations are zero. The Company’s combined federal and state effective income tax rate from continuing operations for both the three and six months ended June 30, 2016 and 2015 of 0% is due to the deferred tax assets being fully reserved for with a valuation allowance.

Income from Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the three and six months ended June 30, 2015 net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

Earnings (Loss) Per Share

Consolidated basic and diluted earnings per share for the three months ended June 30, 2016 was $0.02 per share as compared to basic and diluted earnings of $0.04 per share for the same period in 2015, a decrease of $0.02 per share. The decrease in earnings per share for the three months ended June 30, 2016, is due largely to the decreased gross profit in orthopedic implants and instruments and sensors.

Consolidated basic and diluted loss per share for the six months ended June 30, 2016 was $0.11 per share as compared to basic and diluted earnings of $0.08 per share for the same period in 2015, a decrease of $0.19 per share. The decrease in earnings per share for the six months ended June 30, 2016, is due largely to the decreased gross profit in sensors and orthopedic implants and instruments.

The basic and diluted earnings per share for the six months ended June 30, 2015 were impacted by income from discontinued operations of RMDDxUSA which received relief under Chapter 7 of the United States Bankruptcy Code and was formally discharged in March 2015.

Off-Balance Sheet Arrangements

The Company consolidated operating leases on office equipment in the three months ended June 30, 2016.  Lease expense under all operating leases was approximately $3,613 and $1,822 for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015 the lease expense was $5,435 and $3,644, respectively.

Liquidity and Capital Resources

Working capital was $682,309 as of June 30, 2016, as compared to $2,509,588 at December 31, 2015, a decrease of $1,827,279.  The decrease is due to the reclassification of the revolving line of credit of $2,081,495 from long term to current liabilities because the maturity date is June 30, 2017, as well as increases in accounts payable, accrued expenses and other current liabilities and customer deposits related to tooling.  Partially offsetting the higher current liabilities is an increase in cash, inventory and insurance receivable.

Cash and cash equivalents were $526,294 and $272,291 at June 30, 2016 and December 31, 2015, respectively, an increase of $254,003.  Substantially all of these funds are maintained in bank deposit accounts.

Inventories were $2,673,695 at June 30, 2016, as compared to $2,118,712 at December 31, 2015, an increase of $554,983 mainly due to increased work in progress related to tooling orders.  Raw materials for custom injection molding increased due to the volume demand increasing in the automotive market. In addition, raw materials and work in progress increased for orthopedic implants and instruments due to the shift in product mix.

Trade accounts receivable, net of allowance for doubtful accounts were $2,722,023 and $2,798,353 at June 30, 2016 and December 31, 2015, respectively, a decrease of $76,330.  The Company has an insurance receivable of $258,842 at June 30, 2016 compared to $0 at December 31, 2015, as a result of a claim related to a delinquent international customer.

Accounts payable increased $185,567 due largely to the timing of disbursements. Accrued expenses and other current liabilities increased $83,922 as compared to December 31, 2015 due largely to an increase of $72,999 for goods received not yet invoiced.  Additionally, the Company accrued $26,204 in the second quarter 2016 related to customer rebates.  These increases were partially offset by a $22,875 reduction in accrued commissions.  Customer deposits increased $298,627 due largely to an increase in recorded deposits due to an increase in tooling orders.

Capital equipment expenditures were $960,144 for the six months ended June 30, 2016, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding as compared to $784,157 in the same period in 2015.

At June 30, 2016, the Company’s total debt was $4,869,356 as compared to $4,031,767 at December 31, 2015, an increase of $837,589 or 20.8% due primarily to a net increase of $570,000 on the revolver as well as $544,851 of additional draws from the equipment line of credit, partially offset by payments on term debt.

The total outstanding balance of the Company’s term debt increased $590,597 to $2,300,884 at June 30, 2016 as compared to $1,710,287 at December 31, 2015 due in part to the conversion of the equipment line of credit to term debt in June 2016.    The Company also had a balance of $486,977 of subordinated promissory notes as discussed in more detail below.

The Company has a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), commercial term loan, and three equipment term loans as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at June 30, 2016.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at June 30, 2016). The balance outstanding on the revolver was $2,081,495 as of June 30, 2016. The revolver has a maturity date of June 30, 2017.  Amounts available to borrow under the revolver are $88,970 at June 30, 2016.

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At June 30, 2016, the balance of the commercial term loan was $561,476.

The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of this equipment term loan was $429,088 as of June 30, 2016.

On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing as of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67% beginning in July 2015. The balance of this equipment term loan was $340,451 as of June 30, 2016.

On June 19, 2015, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 20, 2016 and the then outstanding balance on the equipment line of credit of $881,701 was converted to an equipment term loan with a five-year term, maturing as of June 19, 2021. The equipment term loan requires monthly payments of approximately $17,000, consisting of principal and interest at a fixed rate of 4.68% beginning in July 2016. The balance of this equipment term loan was $881,701 as of June 30, 2016.

The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company is in compliance with all covenants at June 30, 2016.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at June 30, 2015 was $88,167.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The notes are unsecured and currently require quarterly interest-only payments at a rate of 12% per annum.  The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company at any time following the first anniversary thereof without penalty. The notes are subordinated to all indebtedness of the Company pursuant to the bank credit facility.

No dividends were declared or paid in the three or six months ended June 30, 2016 and 2015.

The Company believes that cash flows from its operations, together with its existing working capital, the revolving line of credit and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months. The Company continues to develop opportunities within new and existing channels where the Company can maximize its return on investments in capital equipment, research and development, marketing and human resources.  The Company is currently in negotiations with its bank on a new credit facility.

Summary of Changes in Cash Position

As of June 30, 2016, the Company had cash on hand of $526,294. For the six months ended June 30, 2016, net cash provided by operating activities was $339,250.  Net cash used in investing activities for the six months ended June 30, 2016 was $960,144. Net cash provided by financing activities for the six months ended June 30, 2016 was $874,897. All of the above were from continuing operations. The net cash flows for the six months ended June 30, 2016 are discussed in further detail below.

Operating Cash Flows

For the six months ended June 30, 2016, net cash provided by operating activities was $339,250.  Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $745,440, share-based compensation of $30,591 and non-cash interest expense of $13,842. The non-cash add-backs were offset by a decrease to allowance for doubtful accounts of $30,000.

The cash provided was offset by a net loss of $322,035 for the six months ended June 30, 2016 and cash used in inventory of $554,983, due to increased work in process for orthopedic implants and instruments, and tooling.  In June of 2016, the Company filed a claim with its accounts receivable insurance company which has been recorded as an insurance receivable of $258,842.  The Company is expected to collect on this receivable in the third quarter of 2016.

Investing Cash Flows

For the six months ended June 30, 2016, net cash used in investing activities was $960,144. The net cash used was for capital expenditures of $960,144, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding equipment.

Financing Cash Flows

For the six months ended June 30, 2016, net cash provided by financing activities was $874,897. Cash was provided by net proceeds of $570,000 from the Company's revolver, proceeds of $544,851 from the equipment line of credit and proceeds of $51,150 from the exercise of stock options.  These proceeds were offset by payments on term notes payable of $291,104.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information and Risk Factors in the Company’s Form 10-K for the fiscal year ended December 31, 2015, the following should be considered when evaluating the Company and its business.  The risks and uncertainties described below and in our Form 10-K are not the only ones facing the Company. Additional risks and uncertainties that the Company does not presently know or that are currently not deemed significant to the Company's business may also impair the Company’s business, results of operations and financial condition.

The Company competes globally, with a large portion of its revenue derived from exports. Economic uncertainty or downturns in foreign markets could result in variability or have an adverse effect on the Company’s financial results.

While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.  Approximately forty percent of the Company’s revenue is derived from exports.  To reduce the risks associated with foreign shipment and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped, and payment is required in U.S. Dollars. Additionally, the strength of the U.S. Dollar could affect the demand of the Company’s products, or the timing of orders. This uncertainty could have an adverse effect on the Company’s financial results.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect the Company.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar in which we conduct business with our foreign customers.  The strengthening of the U.S. dollar relative to other currencies may adversely affect the operating results of our foreign customers. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect the Company’s financial condition.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

August 11, 2016	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)