Form 10-Q
period 2016-09-30
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2016-11-09
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016 or

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

As of November 9, 2016 there were 2,816,639 shares of the Company’s common stock outstanding.

Arrhythmia Research Technology, Inc. and Subsidiaries

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$206,619	$272,291
Trade accounts receivable, net of allowance for doubtful accounts of $30,000 at September 30, 2016 and $60,000 at December 31, 2015	2,367,370	2,798,353
Inventories	3,144,471	2,118,712
Prepaid expenses and other current assets	745,082	614,129
Total current assets	6,463,542	5,803,485
Property, plant and equipment, net	6,544,711	6,626,069
Assets held for sale, net	665,000	665,000
Intangible assets, net	17,327	18,645
Other assets	237,305	268,835
Total assets	$13,927,885	$13,382,034
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$1,546,495	$—
Equipment line of credit, current portion	—	35,718
Term notes payable, current portion	771,645	589,635
Subordinated promissory notes	493,898	473,135
Accounts payable	1,964,666	1,553,388
Accrued expenses and other current liabilities	310,390	275,777
Customer deposits	417,966	93,407
Deferred revenue, current	246,657	272,837
Total current liabilities	5,751,717	3,293,897
Long-term liabilities:
Revolving line of credit, non-current portion	—	1,511,495
Equipment line of credit, non-current portion	—	301,132
Term notes payable, non-current portion	1,342,443	1,120,652
Deferred revenue, non-current	255,412	272,181
Total long-term liabilities	1,597,855	3,205,460
Total liabilities	7,349,572	6,499,357
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,816,639 outstanding at September 30, 2016 and 3,926,491 issued, 2,801,639 outstanding at December 31, 2015	39,265	39,265
Additional paid-in-capital	11,426,837	11,381,536
Treasury stock at cost, 1,109,852 shares at September 30, 2016 and 1,124,852 shares at December 31, 2015	(3,028,564)	(3,069,496)
Accumulated deficit	(1,859,225)	(1,468,628)
Total shareholders’ equity	6,578,313	6,882,677
Total liabilities and shareholders’ equity	$13,927,885	$13,382,034

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$4,713,123	$5,226,135	$14,825,417	$16,743,571
Cost of sales	3,902,363	4,508,622	12,384,788	14,197,508
Gross profit	810,760	717,513	2,440,629	2,546,063

Selling and marketing	303,279	219,895	900,189	740,476
General and administrative	482,115	651,669	1,664,182	1,825,473
Research and development	24,534	48,007	74,792	202,792
Total operating expenses	809,928	919,571	2,639,163	2,768,741

Net income (loss) from continuing operations	832	(202,058)	(198,534)	(222,678)
Other expense:
Interest expense	(69,596)	(66,602)	(193,092)	(202,135)
Other income, net	202	3,033	1,029	19,864
Total other expense, net	(69,394)	(63,569)	(192,063)	(182,271)
Income (loss) from continuing operations before income taxes	(68,562)	(265,627)	(390,597)	(404,949)
Income tax provision	—	—	—	—
Income (loss) from continuing operations	(68,562)	(265,627)	(390,597)	(404,949)
Discontinued Operations:
Income from discontinued operations, net of tax provision of $0 for the three and nine months ended September 30, 2016 and 2015	—	—	—	362,610
Net income (loss)	$(68,562)	$(265,627)	$(390,597)	$(42,339)
Earnings (loss) per share - basic
Continuing operations	$(0.02)	$(0.10)	$(0.14)	$(0.15)
Discontinued operations	—	—	—	0.13
Earnings (loss) per share - basic	$(0.02)	$(0.10)	$(0.14)	$(0.02)
Earnings (loss) per share - diluted
Continuing operations	$(0.02)	$(0.10)	$(0.14)	$(0.15)
Discontinued operations	—	—	—	0.13
Earnings (loss) per share - diluted	$(0.02)	$(0.10)	$(0.14)	$(0.02)
Weighted average common shares outstanding - basic	2,816,639	2,786,539	2,816,475	2,782,452
Weighted average common shares outstanding - diluted	2,816,639	2,786,539	2,816,475	2,782,452

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(390,597)	$(42,339)
Income from discontinued operations	—	(362,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of property, plant and equipment	—	(17,143)
Depreciation and amortization	1,152,001	1,102,428
Impairment of intangibles	—	118,318
Non-cash interest expense	20,762	20,762
Change in allowance for doubtful accounts	(30,000)	3,000
Share-based compensation expense	35,083	23,416
Changes in operating assets and liabilities:
Accounts receivable	460,983	128,961
Inventories	(1,025,759)	56,996
Prepaid expenses and other current assets	(130,953)	(276,904)
Other non-current assets	31,530	230,325
Accounts payable	411,278	19,387
Accrued expenses and other current liabilities	332,993	98,516
Other non-current liabilities	(16,769)	(256,870)
Net cash provided by (used in) operating activities	850,552	846,243
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,069,325)	(1,072,347)
Proceeds from sale of property, plant and equipment	—	35,700
Cash paid for patents and trademarks	—	(6,176)
Net cash provided by (used in) investing activities	(1,069,325)	(1,042,823)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	35,000	190,000
Proceeds from equipment line of credit	544,851	415,785
Payments on term notes payable	(477,900)	(383,376)
Proceeds from stock option exercises	51,150	28,611
Net cash provided by (used in) financing activities	153,101	251,020
Net increase (decrease) in cash and cash equivalents	(65,672)	54,440
Cash and cash equivalents, beginning of period	272,291	209,398
Cash and cash equivalents, end of period	206,619	263,838

	Nine Months Ended
	September 30,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$173,035	$171,040

Non-cash activities:
Equipment line of credit converted to term notes payable	$881,701	$415,785

See accompanying notes to condensed consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2016

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

2.  Earnings per Share ("EPS")

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversions of those potential shares.    For the three and nine months ended September 30, 2016 and 2015 all shares are anti-dilutive.  For this reason the EPS table has been removed.

3.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$977,277	$775,427
Work-in-process	709,140	265,113
Finished goods	1,458,054	1,078,172
Total	$3,144,471	$2,118,712

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $607,700 and $313,738 as of September 30, 2016 and December 31, 2015, respectively.

In the third quarter the Company entered into multi-year agreements with certain offshore customers resulting in increased inventory as of September 30, 2016.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			September 30,	December 31,
	(in years)			2016	2015
Machinery and equipment	3	to	15	$16,724,913	$15,168,377
Building and improvements	5	to	25	3,986,715	3,978,387
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,505,275	1,437,692
Construction in progress				39,223	682,069
Total property, plant and equipment				22,346,839	21,357,238
Less: accumulated depreciation				(15,802,128)	(14,731,169)
Property, plant and equipment, net				$6,544,711	$6,626,069

For the three months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $406,122 and $371,606, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $1,150,683 and $1,099,632, respectively.

On December 4, 2015, the Company entered into a Letter of Intent to sell its two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.  On January 13, 2016, the Company entered into a Purchase and Sale Agreement to sell these two buildings which have been classified as Assets Held for Sale at September 30, 2016 and December 31, 2015. The carrying value of the properties ($665,000) approximated the fair value less the cost to sell. The Company originally expected the sale of the properties to be completed by the end of 2016; however, due to ongoing renegotiations, the Company now expects the sale to occur by the end of 2017.  The Company does not expect any material impact on the statement of operations.

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the nine months ended September 30, 2016 and 2015, the Company recorded impairment charges of $0 and $118,318, respectively.

Intangible assets consist of the following:

	Estimated	September 30, 2016			December 31, 2015
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,626	9,299	$17,327	$26,626	$7,981	$18,645
Total intangible assets		$26,626	$9,299	$17,327	$26,626	$7,981	$18,645

For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense of $439 and $808, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense of $1,318 and $2,796, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	September 30,	December 31,
	2016	2015
Revolving line of credit	$1,546,495	$1,511,495
Equipment line of credit	$—	$336,850
Subordinated promissory notes	$493,898	$473,135

Term notes payable:
Commercial term loan	$483,908	$714,175
Equipment term loans	1,556,283	879,898
Equipment notes	73,897	116,214
Total term notes payable	$2,114,088	$1,710,287

Total Debt	$4,154,481	$4,031,767

Bank Debt

The revolving line of credit (the "revolver"), equipment line of credit, commercial term loan, and three equipment term loans are all under the terms of a multi-year credit facility with a bank as detailed below. The debt is secured by substantially all assets of the Company with the exception of real property.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25%  (3.75% at September 30, 2016). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $398,528 at September 30, 2016.

Commercial term loan

The commercial term loan has a five year term with a maturity date in March 2018.  The commercial loan requires monthly payments of approximately $28,000, consisting of principal and interest at a fixed rate of 4.25%.

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

Period Ended September 30, 2016

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

In connection with the subordinated promissory notes, the Company issued warrants to purchase the Company's common stock at $3.51 per share. The warrants expire in December 2016. The proceeds were allocated between the notes and warrants on a relative fair value basis resulting in $416,950 allocated to the notes and $83,050 allocated to the warrants as part of Additional-Paid-in-Capital. The total discount on the notes is being recognized as non-cash interest expense over the term of the notes. The Company recorded $6,921 and $20,763 for the three and nine months ended September 30, 2016 and 2015 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $6,102 at September 30, 2016 and $26,865 at December 31, 2015.

In October 2016, certain of these promissory notes and the unexercised warrants were amended to extend their maturity dates to December 2018 (Note 11).

7.  Income Taxes

No provision for income taxes has been recorded in the three or nine months ended September 30, 2016 or 2015, respectively.    The Company has a full valuation allowance against its deferred tax assets as of September 30, 2016 and December 31, 2015.

The Company has federal and state net operating loss carryforwards totaling $8,439,000 and $8,150,000, respectively, which begin to expire in 2030. The Company also has federal and state tax credit carryovers of $303,000 and $340,000 respectively. The federal and state tax credits begin to expire in 2029 and 2016, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

In the second quarter of 2016 the Company consolidated its operating leases.  Lease expense under all operating leases was approximately $6,009 and $3,322 for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015 the lease expense was $14,444 and $7,966, respectively.

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

9.  Stock Options and Share-Based Incentive Plan

Options

The following table sets forth the stock option transactions for the nine months ended September 30, 2016:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2015	184,500	$6.21	6.80	$235,293
Granted	5,000	4.50
Exercised	(15,000)	3.41
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	174,500	6.40	6.73	$30,240
Exercisable at September 30, 2016	92,500	$7.25	5.18	$13,560
Exercisable at December 31, 2015	83,500	$6.60	4.73	$106,565

For the nine months ended September 30, 2016 and 2015, share-based compensation expense related to stock options amounted to $35,083 and $23,416, respectively, and is included in general and administrative expenses.

For the nine months ended September 30, 2016,  5,000 options were granted, no options expired and no options were forfeited. There were 15,000 options exercised generating proceeds of $51,150.

For the nine months ended September 30, 2015,  25,000 options were granted and 15,500 options were forfeited. Additionally, 8,200 options were exercised generating proceeds of $28,611.

Warrants

For the three and nine months ended September 30, 2016 and 2015, there were no warrants exercised. As of September 30, 2016,  70,000 warrants remain unexercised.  The warrants expire in December 2016. In October 2016, the unexercised warrants were amended to extend their maturity dates to December 2018 (Note 11).

10.  Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the three and nine months ended September 30, 2015, net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

11. Subsequent Events

Subordinated promissory notes

On October 11, 2016, the Company, with the consent of all seven investors, amended the terms of its $500,000 Subordinated Promissory Notes (“Notes”) and warrants to purchase common stock (“Warrants”), which were originally issued as part of private offering on December 19, 2013.  The investors were provided with the option to extend the maturity date of their Notes and the expiration date of their unexercised Warrants.

Six of the seven investors agreed to extend the maturity dates of their respective Notes, in the aggregate amount of $450,000, from December 18, 2016 to December 31, 2018. Additionally, the December 18, 2016 expiration date of the 70,000 unexercised

Arrhythmia Research Technology, Inc. and Subsidiaries

Period Ended September 30, 2016

Notes to the Condensed Consolidated Financial Statements (unaudited)

Warrants was also extended to December 31, 2018.  The terms of the $50,000 Note of the investor electing not to extend remains unchanged and remains payable on December 18, 2016.  This investor has no unexercised Warrants.

The extended Notes will bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum during the extension period, December 19, 2016 to December 31, 2018.  Interest only shall be payable in cash on a quarterly basis. Each investor entered into a Subordination Agreement with the initial offering which remains in effect throughout the extension period.  The Subordination Agreements provide that the indebtedness pursuant to the Notes shall be subordinated to all indebtedness of the Company pursuant to its multi-year credit facility with a Massachusetts based bank.

The initial offering provided that for every $50,000 in principal amount of Note, each investor received a Warrant to purchase 10,000 shares of common stock.  The Warrants as amended are exercisable during the period commencing six months after issuance and for five years from issuance, at an exercise price equal to $3.51 per share, namely, the closing market price of the Company’s common stock on the day prior to the closing date of the offering.

The Company calculated the incremental fair value of extending the expiration date of the Notes and Warrants and determined that the amendment represented a debt modification in accordance the guidance outlined in ASC-470, “Debt”.  Using the Black-Scholes model, and the 10% test, the Company determined that the incremental fair value of the warrants to be $15,818, which will be recorded as a discount against the Notes Payable and an increase in Additional Paid-in Capital.

Bank debt

In October 2016, the Company received a commitment letter from its Massachusetts based bank which outlines proposed terms to refinance the Company’s term debt subject to the terms and conditions and assumptions outlined therein.   The proposed terms include consolidating the Company’s outstanding commercial term loan, three  equipment term loans and $500,000 from the revolver to create a single term note of approximately $2.6 million.  In addition the proposal includes a new $1.0 million equipment line of credit and a $500,000 revolver over-advance feature which is contingent upon approval of a working capital guarantee program through the Massachusetts economic development and finance agency.  The over-advance feature will provide guarantees to the bank on advances on accounts receivable aged between 90 and 180 days.  Some of the Company’s off-shore product deliveries take weeks to arrive at foreign ports and the related credit terms are extended accordingly. The over-advance feature is beneficial to the Company because it adds these type of accounts to the Company’s borrowing base.

The proposed agreement is expected to contain both financial and non-financial covenants that are substantially the same as the existing bank agreement.  The Company expects to close on the new agreement in the fourth quarter of 2016.

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

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since the year ended December 31, 2015 as filed with the SEC on March 10, 2016.

Overview

Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately thirty five percent of its revenue derived from exports.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	%	2015	%	2016	%	2015	%
Net sales	100.0		100.0		100.0		100.0
Cost of sales	82.8		86.3		83.5		84.8
Gross profit	17.2		13.7		16.5		15.2
Selling and marketing	6.4		4.2		6.1		4.4
General and administrative	10.2		12.5		11.2		10.9
Research and development	0.5		0.9		0.5		1.2
Other expense	1.5		1.2		1.3		1.2
Income (loss) from continuing operations before income taxes	(1.4)		(5.1)		(2.6)		(2.5)
Income tax provision	—		—		—		—
Income (loss) from continuing operations	(1.4)		(5.1)		(2.6)		(2.5)
Income from discontinued operations	—		—		—		2.2
Net income (loss)	(1.4)%		(5.1)%		(2.6)%		(0.3)%

Net Sales

The Company's consolidated net sales for the three months ended September 30, 2016 was $4,713,123, a decrease of $513,012, or 9.8%, when compared to the consolidated net sales of $5,226,135 for the three months ended September 30, 2015.  The decrease in net sales for the three months ended September 30, 2016 was due primarily to a decrease in net sales of orthopedic implants and instruments.  Sales of sensors also decreased.

Net sales of orthopedic implants and instruments for the three months ended September 30, 2016 decreased 27.9% due to lower than expected volume from a large customer as compared to the same period in 2015.  The Company was notified by this customer at the end of second quarter that the demand for their product had decreased and to expect lower demand for the remainder of 2016.  Partially offsetting the decrease in demand from this customer were new orders from multiple new orthopedic implant customers.

Additionally, net sales of sensors decreased 13.0% for the three months ended September 30, 2016 when compared to the same period last year.  Sensor volume decreased 16%  when compared to the same quarter last year due to customer mix, product mix and competitive pricing.  Silver surcharge billed increased 6.3% due to an increase of 28.3% in the weighted average price of silver for the three months ended September 30, 2016, as compared to the same period in 2015.

Net sales of thermoplastic injection molding for the three months ended September 30, 2016 increased 3.1% due to increased sales of automotive components and medical components.  The increase was partially offset by lower sales of military and law enforcement components when compared to the same period in 2015.

The Company's consolidated net sales for the nine months ended September 30, 2016 was $14,825,417, a decrease of $1,918,154, or 11.5%, when compared to the consolidated net sales of $16,743,571 for the nine months ended September 30, 2015.  The decrease in net sales for the nine months ended September 30, 2016 was due primarily to a decrease in net sales of orthopedic implants and instruments.  Sales of sensors also decreased.

Net sales of orthopedic implants and instruments for the nine months ended September 30, 2016 decreased 25.1% due to lower than expected volume from a large customer as compared to the same period in 2015.  The Company was notified by this customer at the end of the second quarter that the demand for their product had decreased and to expect lower demand for the remainder of 2016.  Partially offsetting the decrease in demand from this customer were new orders from multiple new orthopedic implant customers beginning in the second quarter of 2016.

Additionally, net sales of sensors decreased 11.8% for the nine months ended September 30, 2016 when compared to the same period last year.  While sensor volume increased 1.0% over the same period last year, net sales decreased due to customer mix, product mix and competitive pricing.  Silver surcharge billed decreased 7.1%  also due to product mix, despite a net 4.7%  increase in the weighted average price of silver for the nine months ended September 30, 2016, as compared to the same period in 2015.

Net sales of thermoplastic injection molding for the nine months ended September 30, 2016 increased slightly due to increased sales of automotive components and medical components.  These combined increases were mostly offset by lower sales of military and law enforcement components when compared to the same period in 2015.

Gross Profit

The Company's gross profit for the three months ended September 30, 2016 was $810,760, an increase of $93,247, or 13.0%, when compared to gross profit of $717,513 for the same period in 2015. Gross profit as a percentage of sales for the three months ended September 30, 2016 increased to 17.2%, or 3.5 points from 13.7% for the three months ended September 30, 2015.

The increase in gross profit for the three months ended September 30, 2016 was primarily due to a 26.3% increase in gross profit from sensors.  This was due largely to increased gross profit from silver surcharge due to an increase in the weighted average price of silver when compared to the same prior year period.   In addition, despite volume decreases, gross profit as a percentage of sales for sensors increased 6.7 points due primarily to customer and product mix.

Gross profit for the three months ended September 30, 2016 from thermoplastic injection molding increased 13.0% due primarily to efficiency improvements from automation,  operating leverage and increased sales of automotive components when compared to the same prior year period.  The increase in gross profit was partially offset by the decline in sales of military and law enforcement components.

The increase in gross profit for the three months ended September 30, 2016 was offset by a decrease of 31.1% in gross profit from orthopedic implants and instruments due to lower sales volume when compared to the same prior year period.

The increase in gross profit for the three months ended September 30, 2016 was positively affected by a decrease in expenses for other indirect manufacturing overhead departments as adjustments were made in part as a result of lower sales as well as customer mix of orthopedic implants and instruments.  Other manufacturing overhead as a percentage of sales decreased to 9.9% for the three months ended September 30, 2016 as compared to 10.4% in the same period last year.

The Company's gross profit for the nine months ended September 30, 2016 was $2,440,629, a decrease of $105,434, or 4.1%, when compared to gross profit of $2,546,063 for the same period in 2015. Gross profit as a percentage of sales for the nine months ended September 30, 2016 increased to 16.5%, or 1.3 points from 15.2% for the nine months ended September 30, 2015.

The decrease in gross profit for the nine months ended September 30, 2016 was due in part to a decrease of 17.8% in gross profit from sensors due largely to price reductions as well as customer and product mix. When comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, volumes were flat. Gross profit as a percentage of sales from sensors decreased 1.4 points due primarily to the reduction in net sales and selling price largely offset by increased gross profit from silver surcharge.

The decrease in gross profit for the nine months ended September 30, 2016 was also due in part to a decrease of 25.7% in gross profit from orthopedic implants and instruments largely due to lower volume.  Gross profit as a percentage of sales from orthopedic implants and instruments decreased slightly due partly to lower net sales and product mix offset by improved efficiencies through automation.

Gross profit for the nine months ended September 30, 2016 from thermoplastic injection molding increased 3.2% from the same period in the prior year due to customer and product mix. Gross profit as a percentage of sales from thermoplastic injection molding increased 1.0 point due to the product mix partly offset by improved efficiencies through automation.

The decrease in gross profit for the nine months ended September 30, 2016 was offset by a decrease in expenses for other indirect manufacturing overhead departments. The lower expenses were due to adjustments made in part as a result of lower sales as well as customer mix of orthopedic implants and instruments.  Other manufacturing overhead as a percentage of sales decreased to 8.9% for the nine months ended September 30, 2016 as compared to 10.4% in the same period last year.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $303,279  (6.4% of net sales) for the three months ended September 30, 2016 as compared to $219,895  (4.2% of net sales) for the three months ended September 30, 2015, an increase of $83,384, or 37.9%.  For the three months ended September 30, 2016, the increase was primarily due to increased compensation of $96,599 as a result of two additional salespersons hired in the fourth quarter of 2015.  The increase was partially offset by a decrease in commissions of $24,409 primarily due to lower net sales from existing customers as compared to the same period in the prior year.  Travel expenses increased $10,297 due to increased customer visits.

The Company's consolidated selling and marketing expenses amounted to $900,189  (6.1% of net sales) for the nine months ended September 30, 2016 as compared to $740,476  (4.4% of net sales) for the nine months ended September 30, 2015, an increase of $159,713, or 21.6%. For the nine months ended September 30, 2016, the increase was primarily due to increased compensation of $271,461 as a result of two additional salespersons hired in the fourth quarter of 2015.  The increase was partially offset by a decrease in commissions of $72,306 as a result of lower net sales as compared to the same period in the prior year.  Marketing expenses decreased $49,177 due largely to lower trade show costs and attendance.  Travel expenses increased $4,919 due to increased customer visits.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $482,115  (10.2% of net sales) for the three months ended September 30, 2016 as compared to $651,669  (12.5% of net sales) for the three months ended September 30, 2015 a decrease of $169,554, or 26.0%.  The decrease in general and administrative expenses is mainly due to recording an impairment charge and costs related to the analysis of merger and acquisition opportunities of $118,318 and $18,000, respectively, for the three months ended September 30, 2015 compared to no such expenses in the same period of 2016.  In addition, bad debt expense decreased $33,068 in the three months ended September 30, 2016 due to additional payments on the accounts receivable insurance claim related to an international customer in the second quarter of 2016 that offset the previously recorded expense.

The Company's consolidated general and administrative expenses decreased to $1,664,182  (11.2% of net sales) for the nine months ended September 30, 2016 as compared to $1,825,473  (10.9% of net sales) for the nine months ended September 30, 2015 a  decrease of $161,291, or 8.8%.    The decrease in general and administrative expenses is mainly due to recording an impairment charge and costs related to the analysis of merger and acquisition opportunities of $118,318 and $18,000, respectively, for the nine months ended September 30, 2015 compared to no such expenses in the same period of 2016.  In addition, compensation decreased $51,854 due in part to executive officers’ voluntary 10% reduction in pay for the second quarter in 2016 as well as the timing of replacement hires for three positions. Further decreases include accounting related expenses of $19,906 due in part to savings realized from new SEC filing software and a year to date directors’ fees decrease of $8,500 due to the Board of Directors voluntarily waiving their second quarter of 2016 fees, partially offset by the impact of a new director being added in April 2015, one in July 2015 and one in 2016. Consulting fees related to environmental, health and safety and investor relation fees both additionally decreased $26,622 and $24,347, respectively, in the nine months ended September 30, 2016 due to bringing these function in house.

In addition, bad debt expense decreased a net of $17,622 in the nine months ended September 30, 2016 due to additional payments on the accounts receivable insurance claim related to an international customer in the second quarter of 2016 that offset the previously recorded expense.

The decrease in general and administrative expenses was partially offset by $51,600 of recruiting agency fees related to the replacement of three positions in the first quarter,  as well as increases in depreciation expense of $27,743, legal fees of $17,064, share-based compensation of $11,669, and bank fees of $12,373 for the nine months ended September 30, 2016 versus the same period in the prior year.

Research and Development

The Company's consolidated research and development expenses decreased to $24,534  (0.5% of net sales) for the three months ended September 30, 2016 as compared to $48,007  (0.9% of net sales) for the three months ended September 30, 2015, a decrease of $23,473, or 48.9%. The Company had a $26,573 decrease due to the elimination of one position in 2015.

The Company's consolidated research and development expenses decreased to $74,792  (0.5% of net sales) for the nine months ended September 30, 2016 as compared to $202,792  (1.2% of net sales) for the nine months ended September 30, 2015, a decrease of $128,000, or 63.1%. The Company had a $77,975 decrease due to the elimination of one position in 2015, as well as a $51,206 decrease in internal research and development costs for the development of new products and capabilities related to medical device components when compared to the nine months ended September 30, 2016.

Other Expense, net

Other expense, net decreased to $69,394 for the three months ended September 30, 2016, as compared to $63,569, for the three months ended September 30, 2015, a decrease of $5,825. The decrease in other expense was due in part to a gain on the sales of fixed assets of $3,114 in 2015.  In addition, other expense decreased $2,994 in 2016 due primarily to increased interest expense related to servicing the term debt.

Other expense, net increased to $192,063 for the nine months ended September 30, 2016, as compared to $182,271, for the nine months ended September 30, 2015, an increase of $9,792.  The increase in other expense was due to a gain on the sales of fixed assets of $17,143 in 2015.  In addition, other expense decreased $9,043 in 2016 due primarily to reduced interest expense related to servicing the term debt.

Income Tax Provision

The tax provisions for the three and nine months ended September 30, 2016 and 2015 attributable to the U.S. federal and state income taxes on our continuing operations are zero. The Company’s combined federal and state effective income tax rate from continuing operations for both the three and nine months ended September 30, 2016 and 2015 of 0% is due to the deferred tax assets being fully reserved for with a valuation allowance.

Income from Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.

For the nine months ended September 30, 2015 net income of $362,610 was recorded from discontinued operations as a result of the write-off of the remaining liabilities of $320,056 and the reversal of accumulated other comprehensive income of $42,553 from cumulative translation adjustments from RMDDx Corporation.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended September 30, 2016 was $0.02 per share as compared to basic and diluted loss of $0.10 per share for the same period in 2015, a decrease of $0.08 per share. The decrease in the loss per share for the three months ended September 30, 2016, is due largely to the impairment of intangibles in 2015, positively affected by the increased  gross profit.

Consolidated basic and diluted loss per share for the nine months ended September 30, 2016 was $0.14 per share as compared to basic and diluted loss of $0.02 per share for the same period in 2015, an increase of $0.12 per share. The increase in loss per share for the nine months ended September 30, 2016, is due largely to the decreased gross profit in orthopedic implants and instruments and sensors.

The basic and diluted loss per share for the nine months ended September 30, 2015 was positively impacted by income from discontinued operations of RMDDxUSA which received relief under Chapter 7 of the United States Bankruptcy Code and was formally discharged in March 2015.

Off-Balance Sheet Arrangements

The Company consolidated operating leases on office equipment in the three months ended September 30, 2016.  Lease expense under all operating leases was approximately $6,009 and $3,322 for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015 the lease expense was $14,444 and $7,966, respectively.

Liquidity and Capital Resources

Working capital was $711,825 as of September 30, 2016, as compared to $2,509,588 at December 31, 2015, a decrease of $1,797,763.  The decrease is due to the reclassification of the revolving line of credit of $1,546,495 from long term to current liabilities because the maturity date is June 30, 2017, as well as increases in accounts payable, accrued expenses and other current liabilities and customer deposits related to tooling.  Partially offsetting the higher current liabilities is an increase in inventory which was mitigated by a decrease in accounts receivable and cash.

Cash and cash equivalents were $206,619 and $272,291 at September 30, 2016 and December 31, 2015, respectively, a decrease of $65,672.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable, net of allowance for doubtful accounts were $2,367,370 and $2,798,353 at September 30, 2016 and December 31, 2015, respectively, a decrease of $430,983.  The decrease is primarily due to the decrease in net sales for the month of September 2016 as compared to December 2015, as well as the timing of cash receipts.

Inventories were $3,144,471 at September 30, 2016, as compared to $2,118,712 at December 31, 2015, an increase of $1,025,759. In the second and third quarters of 2016 the Company entered into multi-year agreements with certain offshore customers resulting in increased inventory as of September 30, 2016.  In addition, there is increased work in progress related to tooling orders.  Raw materials for custom injection molding increased due to strong demand from a customer in the automotive market. In addition, raw materials and work in progress increased for orthopedic implants and instruments that did not ship in the quarter.

Accounts payable increased $411,278 due largely to the timing of disbursements for the nine months ended September 30, 2016 as compared to December 31, 2015.

Accrued expenses and other current liabilities increased $34,613 for the nine months ended September 30, 2016 as compared to December 31, 2015.  The increase is due to payroll accruals increase of $36,718 based on timing of quarter end and the Company has an accrued balance of $33,728 for customer rebates.  These increases were partially offset by a $29,785 reduction in accrued commissions.

Customer deposits increased $324,559 for the nine months ended September 30, 2016 as compared to December 31, 2015 due largely to an increase in recorded deposits due to an increase in tooling orders.

Capital equipment expenditures were $1,069,325 for the nine months ended September 30, 2016, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding as compared to $1,072,347 in the same period in 2015.

At September 30, 2016, the Company’s total debt was $4,154,481 as compared to $4,031,767 at December 31, 2015, an increase of $122,714 or 3.0% due primarily to a net $544,851 of additional draws from the equipment line of credit, partially offset by payments of $477,900 on term debt.  In addition, the revolver had net proceeds of $35,000.

The total outstanding balance of the Company’s term debt increased $403,801 to $2,114,088 at September 30, 2016 as compared to $1,710,287 at December 31, 2015 due in part to the conversion of the equipment line of credit to term debt in June 2016.  The Company also had a balance of $493,898 of subordinated promissory notes as discussed in more detail below.

The Company has a multi-year credit facility with a Massachusetts bank. Under this credit facility the Company has a revolving line of credit (the "revolver"), commercial term loan, and three equipment term loans as detailed below. The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at September 30, 2016.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at September 30, 2016). The balance outstanding on the revolver was $1,546,495 as of September 30, 2016. The revolver has a maturity date of June 30, 2017.  Amounts available to borrow under the revolver are $398,528 at September 30, 2016.

The commercial term loan has a five year term with a maturity date in March 2018. The interest rate on the loan is a fixed 4.25% per annum, and requires monthly payments of approximately $28,000. At September 30, 2016, the balance of the commercial term loan was $483,908.

The original equipment line of credit allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended March 29, 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to a five-year term loan with monthly payments of approximately $14,000 consisting of principal and interest at a fixed rate of 4.65%. The balance of this equipment term loan was $392,372 as of September 30, 2016.

On June 26, 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 26, 2015 and the then outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing as of June 26, 2020. The equipment term loan requires monthly payments of approximately $8,000, consisting of principal and interest at a fixed rate of 4.67% beginning in July 2015. The balance of this equipment term loan was $321,045 as of September 30, 2016.

On June 19, 2015, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended June 20, 2016 and the then outstanding balance on the equipment line of credit of $881,701 was converted to an equipment term loan with a five-year term, maturing as of June 19, 2021. The equipment term loan requires monthly payments of approximately $17,000, consisting of principal and interest at a fixed rate of 4.68% beginning in July 2016. The balance of this equipment term loan was $842,866 as of September 30, 2016.

The borrowing agreement, under the bank facility as described above, contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company is in compliance with all covenants at September 30, 2016.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018. The outstanding balance of these equipment notes at September 30, 2016 was $73,897.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes.  The notes are unsecured and currently require quarterly interest-only payments at a rate of 12% per annum. The notes mature in December 2016 at which point the outstanding balance is due in full. The subordinated promissory notes may be prepaid by the Company without penalty. The notes are subordinated to all indebtedness of the Company pursuant to the bank credit facility.

In October 2016, certain of these promissory notes and unexercised warrants were amended to extend their maturity dates to December 2018 (Note 11).

No dividends were declared or paid in the nine months ended September 30, 2016 and 2015.

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

Summary of Changes in Cash Position

As of September 30, 2016, the Company had cash on hand of $206,619. For the nine months ended September 30, 2016, net cash provided by operating activities was $850,552.  Net cash used in investing activities for the nine months ended September 30, 2016 was $1,069,325. Net cash provided by financing activities for the nine months ended September 30, 2016 was $153,101. All of the above were from continuing operations. The net cash flows for the nine months ended September 30, 2016 are discussed in further detail below.

Operating Cash Flows

For the nine months ended September 30, 2016, net cash provided by operating activities was $850,552. Cash provided by operating activities was impacted by non-cash add-backs for depreciation and amortization of $1,152,001, share-based compensation of $35,083 and non-cash interest expense of $20,762. The non-cash add-backs were offset by a decrease to allowance for doubtful accounts of $30,000.

Cash provided by operating activities for accounts payable was $411,278 due to raw material receipts and timing of payments, accrued expenses and other current liabilities provided $332,993 of cash from operating activities due to the increase in customer deposits for tooling orders and accounts receivable provided $460,983 of cash due to the timing of sales and cash collections.

The cash provided by operating activities was offset by a net loss of $390,597 for the nine months ended September 30, 2016 and cash used in inventory of $1,025,759, due to increased finished goods and work in process for orthopedic implants and instruments, and tooling.  Additionally, in the third quarter the Company entered into multi-year agreements with certain offshore customers resulting in increased inventory as of September 30, 2016. Prepaid expenses and other current assets had $130,953 cash used in operating activities.

Investing Cash Flows

For the nine months ended September 30, 2016, net cash used in investing activities was $1,069,325. The net cash used was for capital expenditures of $1,069,325, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding equipment.

Financing Cash Flows

For the nine months ended September 30, 2016, net cash provided by financing activities was $153,101. Cash was provided by net proceeds of $35,000 from the Company's revolver, proceeds of $544,851 from the equipment line of credit and proceeds of $51,150 from the exercise of stock options.  These proceeds were offset by payments on term notes payable of $477,900.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will negotiate the terms of the U.K.’s withdrawal from and future relationship with the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect the Company.

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

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

November 9, 2016	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)