Form 10-K
period 2016-12-31
ARRHYTHMIA RESEARCH TECHNOLOGY INC /DE/
filed 2017-03-22
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

________________________________________________

FORM 10-K

________________________________________________

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated filer ☐        Accelerated filer ☐       Non‑Accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,660,327.

On March 22, 2017, there were 2,820,999 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Arrhythmia Research Technology, Inc.

PART I

Item 1. BUSINESS

OVERVIEW

Arrhythmia Research Technology®, Inc., a Delaware corporation ("ART"), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with ART, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume and patient-specific finished orthopedic implant components. The Company has custom thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with nearly forty percent of its revenue derived from exports. The Company’s shares have traded on the NYSE MKT since 1992 under the symbol HRT.

Micron is a diversified contract manufacturing organization and provides design, engineering, quality and regulatory expertise across the Company’s three product lines, machining, thermoplastic injection molding and sensors, with lean and fast fulfillment systems using proprietary manufacturing processes to enable the Company’s customers to be competitive throughout the product life cycle.

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

Contract Manufacturing

Machining

The Company is a contract manufacturer of components and instruments for medical devices including, but not limited to large joint replacements. The Company manufactures replacement knee components including femorals, tibia trays, ultra-high-molecular-weight polyethylene (“UHMWPE”) inserts, trials and instrumentation as well as hip stems and smaller fixation plates used in rib and wrist fractures.  These parts are made from investment castings (F-75, stainless steel), machining wrought bar (F-75, stainless steel, F-136 Ti 6A-4V ELI), UHMWPE, polyether ether ketone (“PEEK”), Raydel® and other materials.  The Company also provides medical grade finishing, polishing, ultrasonic cleaning and passivation. The manufacturing process includes computer aided design ("CAD"), computer-aided manufacturing (“CAM”) computer numerical controlled ("CNC") machining using single piece flow manufacturing methods for personalized orthopedic implant components as well as higher volume off-the-shelf components in a variety of sizes.  The Company deploys the latest technologies in computer aided design, computer aided manufacturing (CAD/CAM) methodology, and up to 11-axis CNC vertical milling, mill-turning and wire electrical discharge machining (“EDM”).  These products involve complex programming and machining of wrought, cast and forged cobalt-chromium-molybdenum, titanium, and stainless steel alloys, as well as ultra-high molecular weight polymers to customer specifications. The Company brings articular surfaces of implant components to a highly polished state as part of the manufacturing process and offers, passivation, cleaning and packaging.  The Company produces superior contoured machined surfaces on metal and high molecular weight polymers to complete the implant kit. Whether patient-specific, where each implant is a different geometry, or standard-sized off-the-shelf products, each requires precision, speed, and adherence to the most stringent of quality standards. Additional capabilities include laser marking, automated polishing, passivation, and coatings.

Thermoplastic Injection Molding

The Company's custom thermoplastic injection molding services are especially suited to meet the needs of customers who require very high quality parts, clean room molding, assembly and packaging to tight tolerances using engineered materials. The Company offers highly automated pick and place packaging, assembly, and in-cycle vision inspection. Micron’s ITAR registration and Federal Firearms license assures military and defense customers that their stringent regulatory requirements are in compliance. The Company also offers over-molding, insert molding, high volume/low change, and low volume/high change injection molding.  The Company adds value with highly repeatable and reliable manufacturing with ongoing innovations for cost improvements.  Other value added services including packaging, assembly, pad printing, ultrasonic welding, stamping, laser marking, clean room molding, clean room assembly, specialty coatings, and plastic machining.

Other Products and Services

The Company provides its customers with key value added services, including the design, manufacture, and rehabilitation of injection molding tools. These capabilities leverage significant cost savings and speed by vertically integrating mold making and repair into the Company’s sensor and thermoplastic injection molding businesses. The Company’s engineers and mold designers work with customers’ product development engineers to design and produce unique tooling for their products. The Company creates a sustainable partnership with the customers from prototyping to full scale production. The design and manufacture of tooling is an indicator of future product revenue.

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

Micron also manufactures sensors and conductive plastic studs used in the manufacture of radio translucent electrodes. The radio translucent conductive plastic studs are manufactured with uniquely engineered resin to enable electrical conductivity between the sensor and the recording instrument without the use of a metal snap. The radio translucent electrodes are virtually invisible to X-rays and are preferred in some medical environments such as nuclear medicine, cardiac catheterization laboratories, and certain stress procedures. Micron also manufactures the mating conductive resin snaps, which replace traditional metal snap fasteners in the radio translucent applications. These sensors and snaps have undergone testing and received a MR-Conditional designation in accordance with the American Society for Testing and Materials (ASTM) specifications F2052-06e1, F2182-09 and F2119-07 from a licensed, accredited, independent testing laboratory. Other custom designed sensors are manufactured for specific unique applications in the electroencephalogram (EEG), electro-muscular stimulation (EMG) or thermo-electrical neural stimulation (TENS) markets.

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

During the year ended December 31, 2016, the Company had net sales to two customers constituting 19% and 12% of total 2016 net sales. Accounts receivable from these two customers at December 31, 2016 was 26% and 7%, respectively, of the total accounts receivable balance at year end. During the year ended December 31, 2015, the Company had net sales to two customers constituting 16% and 13%, respectively, of total 2015 net sales. Accounts receivable from these two customers at December 31, 2015 was 9% for each of the total accounts receivable balance at year end.

Net sales to the largest two customers accounted for 31% of total net sales in 2016 whereas in 2015 the top two customers accounted for  29% of total net sales. In 2016, the Company's two largest customers represented two of the Company's product lines.  The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sale of the Company’s products and services in certain industries.

	Revenue for the Years Ended December 31,
	2016	%	2015	%
Medical	$14,543,315	74	$16,770,788	78
Automotive/Industrial	3,787,312	19	2,839,926	13
Consumer Products	744,738	4	647,190	4
Military and Law Enforcement	383,254	2	943,603	4
Other	179,598	1	293,677	1
Total	$19,638,217	100	$21,495,184	100

The following table sets forth, for the periods indicated, the consolidated revenue from continuing operations and percentages of revenue derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2016	%	2015	%
United States	$12,206,761	62	$13,199,188	61
Asia	4,283,180	22	4,774,910	22
Europe	1,677,100	9	1,662,318	9
Canada	1,268,817	6	1,607,445	7
Other	202,359	1	251,323	1
Total	$19,638,217	100	$21,495,184	100

While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.  Approximately 40% of the Company’s revenue is derived from exports.  To reduce the risks associated with foreign shipments and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped.  Payment is required in U.S. Dollars.  The Company also has agreements with certain foreign customers to hold inventory at customer locations where revenue is recognized when the product is consumed by the customer.

Marketing and Competition

The Company markets its capabilities and services to current and potential customers to provide full product life-cycle support to their product manufacturing needs. The Company's sales force leverages its long standing relationships, targeting new and potential customers through direct marketing via Micron’s website (www.micronproducts.com)  and regularly attending industry trade shows. The Company provides value added U.S. based manufacturing capabilities with plating/coating, injection molding, machining, mold making, maintenance and repair. Customers seek the Company's ability to produce complex products on short time lines and to their specifications. Micron’s ISO 13485:2003 and ISO 9001:2008, registrations, the international quality standards for medical devices and manufacturing, qualify Micron to further expand into products requiring tight controls and high standards.  The Company’s International Traffic in Arms Regulation ("ITAR") registration with the U.S. Department of State ("State Department") allows the Company to compete in military and law enforcement applications restricted by export controls and the U.S. Department of Defense ("DOD"). Micron also holds a class 10 federal firearms license and a federal explosives license for manufacture of products for the military and law enforcement.

The Company's U.S. based manufacturing capabilities are offered in a global and highly competitive market. Free trade agreements increase global competition, making every company in the same manufacturing arena around the world a potential customer or competitor. To meet this challenge, the Company focuses its development efforts on complex engineered products. Some of these products require specialty material, such as engineered resins, exotic metals, and alloys.  Micron has over forty years of experience in some product areas with long customer relationships and has developed competitive advantages through decades of constant process improvement and utilization of Lean/Six Sigma principles. The Company competes on the basis of quality and speed to market. The Company also believes its expertise in manufacturing and processes to comply with governmental regulations governing medical devices provides a competitive advantage in the marketplace. To remain competitive and to expand market share, the Company invests in training and educating its workforce, expanding manufacturing capacity and automating processes to increase productivity.

Manufacturing and Suppliers

The Company has registered its facilities with the U.S. Food and Drug Administration ("FDA") as well as under the U.S. State Department's ITAR registration. Micron is ISO 13485:2003 and ISO 9001:2008 registered.  Micron's injection molding machine capacity ranges from 15 to 220 tons and includes an ISO class 7 clean room. Machining, mold making and tooling capabilities include up to 11 axis CNC machining and mill-turn centers, wire electrical discharge machining ("EDM"), milling, turning,  grinding, polishing, cleaning, passivation, assembly and packaging. Surface coating capabilities include electroless and electrolytic silver plating.  A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality and automation.

While some customers may require engineered raw materials, the Company also uses commodity raw materials as the basis for its value-added manufacturing operations. Many of these commodities are widely available from multiple sources. Some specialty plastics are single sourced and, in a few cases, proprietary to the products the Company manufactures. The Company monitors the supply chain for commodity materials to manage availability in case of breaks in the global supply chain. For many products, the Company is one step in a complex supply chain for OEM customers. This requires coordination with upstream and downstream vendors in the supply chain. Coordination of production scheduling is imperative to meeting customer expectations.

Inventory Requirements

The Company stocks inventory of raw materials, work in process, and finished goods.

The Company manages inventory levels to balance customer delivery requirements, manufacturing production scheduling efficiencies and supply chain coordination from suppliers and to customers. In many cases, the Company produces to a purchase order in a single production run to optimize production efficiency and holds inventory for customers to support multiple delivery dates. The Company also has supply agreements with certain foreign customers to hold inventory at customer’s warehouses.  Customers benefit from Micron's ability to hold inventory on their behalf for just-in-time deliveries while the Company benefits from being able to optimize efficiencies of production scheduling and raw material volume purchasing.

Research and Development

Research and development of a unique process to improve silver coating and sensor performance is ongoing and includes the design and testing of specific process improvements for certain medical device components. The Company also conducts customer funded research and development of new products in the military and law enforcement industry.  For the year ended December 31, 2016 the Company spent $97,234 on research and development compared to $241,100 for the year ended December 31, 2015.

Patents and Proprietary Technology

The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. By having internal engineering, mold making, automation and manufacturing expertise, the Company is able to develop specialized processes throughout the product development and product manufacturing cycle.  The Company is currently developing software to automate the CAM programming for orthopedic implants and instrumentation for its customers.  The Company submitted one patent application following work completed during 2016.  The Company is also working on several other projects which may qualify for patent protection.

Government Regulation

The Company's operations are subject to government regulations which establish compliance standards. As a result, there may be additional costs incurred to comply with such regulations in order to participate in certain markets. The medical device industry in particular requires strict compliance with governmental standards. The Company believes its expertise in manufacturing and processes to comply with these regulations provides a competitive advantage in the marketplace.  The FDA and the European Union equivalent ("CE Mark") promulgate quality systems requirements under which a medical device is to be developed, validated and manufactured. The DOD, Bureau of Alcohol, Tobacco, Firearms and Explosives (BATFE) and the State Department also impose regulations on the production and transfer of certain goods and technical data. Because customers own the product designs, they may be directly subject to such regulations.  The development or manufacture of such products must be managed in accordance with applicable regulatory requirements and any special controls required by customers. The Company's manufacturing facilities are subject to periodic inspections by the FDA to determine compliance with the quality system and medical device reporting regulations and other requirements.

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

Employees

As of December 31, 2016, the Company had a total of 107 employees, of which 106 were full time employees as compared to 108, of which 104 were full time at December 31, 2015. Management believes that continued success will depend on its ability to retain and recruit skilled personnel. The Company has never had a work stoppage and none of the Company's employees are represented by a union. Management believes the Company has a good relationship with its employees.

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

Item 1A. RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.  The risks and uncertainties described below are not the only ones facing the Company.  Further, the market price of the Company’s common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this “Risk Factors” section.  Additional risks and uncertainties that the Company does not presently know or that are currently not deemed significant to the Company's business may also impair the Company’s business, results of operations and financial condition.

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

•

the Company’s reliance on revenue from exports and the impact on the Company’s financial results due to economic uncertainty, changes in trade policy, tax laws and regulations, or downturns in foreign markets;

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

During the year ended December 31, 2016, the Company had net sales to two customers constituting 19% and 12% of total 2016 net sales. Accounts receivable from these two customers at December 31, 2016 was 26% and 7%, respectively,  of the total accounts receivable balance at year end. During the year ended December 31, 2015, the Company had net sales to two customers constituting 16% and 13%, respectively, of total 2015 net sales. Accounts receivable from these two customers at December 31, 2015 was 9% for each of the total accounts receivable balance at year end.

Sales to the largest two customers accounted for 31% of total net sales in 2016 whereas in 2015 the top two customers accounted for 29% of total net sales. Large corporations can change their demand for the Company's products and services with little or no warning making it difficult to forecast beyond the current or next quarter. In the case of precious metal plating, customer purchase arrangements take into account the fluctuating price of precious metals.

The loss of, or significant reduction in order volume, from one or more of these customers, could have an adverse effect on the Company's financial results.

The Company competes globally,  with a large portion of its revenue derived from exports.  Economic uncertainty or downturns in foreign markets could result in variability or have an adverse effect on the Company’s financial results.

While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.  Approximately 40% of the Company’s revenue is derived from exports. To reduce the risks associated with foreign shipments and currency exchange fluctuations, the title to most of the products are transferred to the customers when shipped.  The Company also has agreements with certain foreign customers to hold inventory at customer locations where revenue is recognized when the product is consumed by the customer. Payment for all product is required in U.S. Dollars.    Additionally, the strength of the U.S. Dollar could affect the demand for the Company’s products, or the timing of orders.  This uncertainty could have an adverse effect on the Company’s financial results.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”.    The uncertainty surrounding the terms of the U.K.’s withdrawal and its consequences may create global economic uncertainty, or disrupt trade between the U.K. and the E.U.  This uncertainty may cause the Company’s customers to closely monitor their costs and reduce their spending budget which could adversely affect the Company’s financial condition.

Adverse developments in U.S. government trade policy and legislation, the imposition of tariffs or changes in diplomatic relations with countries in which our customers are located or conduct business may adversely affect our financial condition and results of operations.

The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulations and monetary, tax and trade policy, among other things.  Potential changes in U.S. government trade policy and legislation, including changes to tax laws, withdrawal from or modification of international trade agreements, the imposition of additional tariffs on goods or other restrictions on trade and any changes in diplomatic relations with countries in which our customers are located or in which they conduct business may adversely affect our customers and, as a result, could materially affect our operating results.

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

The Company’s top five customers, covering all three products lines, comprised 51% of sales in both 2016 and 2015.  As the Company continues to diversify its revenue base across all its product lines, the broader customer mix results in additional variables which can affect operating results, product mix, product line gross margins and customer ordering patterns.

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

The Company’s large OEM customers are not required to have purchase volume commitments extending beyond several months and often lack dependable long-term forecasts. In addition, the Company’s large OEM customers may change their demand schedule, either up or down, within a relatively short time horizon.  Further, large OEM customers may choose to develop the capability of producing their own products. In addition, new customers may experience development delays, such as delays in FDA approvals, marketing delays in the development of sales channels or inadequate financing, any of which may delay the launch of new products and therefore may affect the timing of sales.

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

The level of debt makes the Company more vulnerable to changes in the results of operations. The Company's level of debt could have other negative consequences, including the following:

•	Limiting the Company's ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements or other general corporate purposes;

•	Limiting the Company's flexibility in planning for, or reacting to, changes in operations, business or the industries in which the Company competes; and
•	Leverage may place the Company at a competitive disadvantage by limiting its ability to invest in the business or in further research and development.

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

Economic uncertainty, as well as impact of healthcare reform legislation, may reduce patient demand for knee or other joint replacement procedures.  If there is not sufficient patient demand for the procedures for which orthopedic implant products are used, customer demand for the Company’s orthopedic implant components and instruments would likely drop, and its business, financial condition and results of operations could be harmed.

The orthopedics industry in which the Company’s customers operate is vulnerable to economic trends and the impact of healthcare reform legislation.  If joint replacement procedures are deemed to be elective procedures, the cost of the procedure may not be fully covered by or reimbursable through government, including Medicare or Medicaid, or private health insurance. In times of economic uncertainty or recession, individuals may reduce the amount of money that they spend on deferrable medical procedures, including joint replacement procedures.  Economic downturns in the United States and international markets could have an adverse effect on demand for the Company’s orthopedic implant components and instruments.  In addition, the Company’s customers may be impacted by current or future executive orders and legislative actions impacting healthcare reform.

Failure to comply with Quality System Regulations or industry standards could result in a material adverse effect on the Company's business and results of operations.

The Company's Quality Management System complies with the requirements of ISO 13485:2003 and ISO 9001:2008. In addition the Company has registered its manufacturing facilities under ITAR and with the FDA.  If the Company is not able to comply with the Company’s Quality Management System or industry-defined standards, it may not be able to fill customer orders to the satisfaction of its customers.  Failure to produce products compliant with these standards could lead to a loss of customers which would have an adverse impact on the Company's business and results of operations. Violations of the ITAR, FDA and other regulations may subject the Company to significant fines or penalties, which could have an adverse impact on the Company’s results of operations.

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

The testing, manufacturing, marketing and sale of the customer's and Company's medical devices and/or components, including orthopedic implant components and instruments, as well as components for the military and law enforcement industry, entail the inherent risk of liability claims or product recalls. If the Company's customers are involved in a lawsuit, it is possible that the Company would also be named.  Although the Company maintains product liability insurance, coverage may not be adequate. Product liability insurance is expensive, and in the future may not be available on acceptable terms, if at all. In addition, the Company may incur significant legal expenses and damage to the Company’s reputation in the event of any such claim regardless of whether the Company is found to be liable. A successful product liability claim or product recall could have a material adverse effect on the business, financial condition, and ability to market the Company's products and services in the future.

The market price of the Company’s common stock is volatile.

The market price of the Company’s common stock has in the past been, and may in the future continue to be, volatile.  A variety of events may cause the market price of the Company’s common stock to fluctuate significantly, including, but not limited to, quarter to quarter variations in operating results, adverse or positive news reports or public announcements and market conditions within the Company’s industry.  Due to the relatively small public float for the Company’s common stock, trading of such shares may have a disproportionate effect on the stock price.  In addition, the stock market in recent years has experienced significant price and volume fluctuations. This volatility has had a substantial effect on the market prices of stock, at times for reasons unrelated to their operating performance.  Trading in the Company’s stock or market fluctuations may adversely affect the price of the Company’s common stock.

The Company may seek to make acquisitions of companies, products or technologies that may disrupt the business and divert management’s attention, cause the Company to incur additional costs, debt or issue equity securities and adversely impact its results of operations and financial condition.

The Company may seek to develop or make acquisitions of complementary companies, products or technologies from time to time.  Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Further, such activities may divert management's attention and could result in an inability to realize the expected benefits, savings or synergies from the acquisition, the loss of key personnel of the acquired company, and exposure to unexpected liabilities of the acquired company. The Company also may have to, or choose to, incur additional costs, incur debt or issue equity securities to pay for any future acquisitions and its working capital needs.  Such financing may not be available to the Company or may be on terms that involve covenants and financial ratios that may restrict the Company's ability to operate its business. The issuance of common stock, preferred stock or other equity securities in connection with an acquired business could be substantially dilutive to the stockholders’ holdings.  The Company cannot give any assurance that any such acquisitions will become profitable or remain so or will not have a material unfavorable impact on it.  The Company is not currently party to any agreements, written or oral, for the acquisition of any company, product or technology.

The Company could be negatively affected as a result of the actions of activist or hostile stockholders.

The Company could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, hinder execution of its business strategy and impact the trading value of the Company’s stock. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years.  The Company is subject to the risks associated with such activism in light of the fact that a shareholder filed a Schedule 13D in November 2015 expressing an intent to engage in substantive discussions with management, the Board of Directors and others relating to the Company’s operations, its management, strategy and other matters. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with the Company’s ability to execute its strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key executives, customers and other business partners, or make it more difficult to attract and retain qualified personnel. Also, the Company has been, and may in the future be, required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect the Company and operating results.

The Company may be exposed to potential risks relating to internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, if a reporting company is an accelerated filer or a large accelerated filer (as defined by the Exchange Act), the independent registered public accounting firm auditing a reporting Company’s financial statements must also attest to and report on the reporting company’s internal control over financial reporting as well as the operating effectiveness of the reporting company’s internal control.  The Company was only subject to the management evaluation and review portion of these requirements for the fiscal year ended December 31, 2016. The Company's failure to satisfy the requirements of Section 404 of SOX on an ongoing, timely basis could result in the loss of investor confidence in the reliability of the Company’s financial statements, which in turn could harm the Company’s business and negatively impact the trading price of the Company’s common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Failure to comply with the listing requirements of the NYSE MKT could lead to the commencement of delisting proceedings in accordance the NYSE MKT’s Company Guide. Delisting could limit investors' ability to effect transactions in the Company's securities and subject the stock to additional trading restrictions.

The Company’s common stock is listed on the NYSE MKT, a national securities exchange. To maintain such listing, the Company is required to meet the continued listing requirements of the NYSE MKT as set forth in its Company Guide. If the Company is unable to maintain the listing of its stock on the NYSE MKT or another exchange for failure to comply with the continued listing requirements, including timely filing of Exchange Act reports and compliance with the NYSE MKT’s corporate governance requirements, the Company and its security holders could face significant material adverse consequences including a limited availability of market quotations for its stock and a decreased ability to issue additional securities or obtain additional financing in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The manufacturing facilities and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of an approximately 22,000 square foot, six story building. The second building is over 94,000 square feet.  Additionally, the Company owns two unoccupied buildings in the complex with a total of approximately 52,000 square feet.  The Company believes its current facilities are sufficient to meet current and future production needs through the fiscal year ending December 31, 2017.

The Company entered into an agreement with a Buyer in January 2016 for the sale of the two unoccupied buildings and land. In December 2016, the Parties agreed to an amendment extending the terms of the agreement to January 2018.  In January 2017, the Parties entered into a second amendment whereby the Buyer assigned its rights under the agreement to a third party and the Parties further agreed to extending the term to March 2018 with a further extension to July 2018 only for the purpose of allowing the assignee to secure historical tax credits.  The closing is subject to permitting and approvals from the City of Fitchburg and the Commonwealth of Massachusetts and is expected to take place no later than July 2018 (see Note 4).

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been listed on the NYSE MKT since 1992 and trades under the ticker symbol HRT.

The following table sets forth, for the periods indicated, the high,  low and quarter end sale prices per share of common stock as quoted by the NYSE MKT.

Year Ended December 31, 2016	High	Low	Close
1st Quarter	$5.45	$3.55	$4.25
2nd Quarter	4.83	3.52	4.40
3rd Quarter	4.68	3.47	4.19
4th Quarter	4.44	3.56	3.80
Year Ended December 31, 2015	High	Low	Close
1st Quarter	$7.79	$6.30	$7.25
2nd Quarter	7.35	6.04	6.27
3rd Quarter	6.47	5.85	6.24
4th Quarter	6.24	5.10	5.48

Holders

As of March 20, 2017 the number of holders of the Company's common stock is estimated to be in excess of 1,500, including beneficial and record holders of our common stock.

Dividend Policy

No dividends were declared or paid in 2016 or 2015. Future determination as to the payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, potential acquisitions, and other such factors as the Board of Directors may deem relevant, including any restrictions under any credit facilities in place now or in the future.  The Company's credit facility provides that the Company shall not declare, pay or authorize any dividend without prior notification.

Item 6. SELECTED FINANCIAL DATA

Not Applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions of the Company’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Any forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”. Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from the Company’s forward looking statements.  These factors include those contained in more detail in Item 1A,“Risk Factors”. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Years Ended
	December 31,
	2016	%	2015	%
Net sales	100.0		100.0
Cost of sales	85.2		85.3
Gross profit	14.8		14.7
Selling and marketing	5.9		5.1
General and administrative	11.0		11.0
Research and development	0.5		1.1
Other expense	1.1		1.3
Loss from continuing operations before income taxes	(3.7)		(3.8)
Income tax provision	—		—
Loss from continuing operations	(3.7)		(3.8)
Income from discontinued operations	—		1.7
Net loss	(3.7)%		(2.1)%

Net Sales

The Company's consolidated net sales for 2016 were $19,638,217, a decrease of $1,856,967, or 8.6%, from net sales of $21,495,184 in 2015. The decrease in net sales was due primarily to decreased net sales of orthopedic implant components and instruments as well as sensors, partially offset by an increase in net sales of thermoplastic injection molding.

The decrease in net sales was largely due to a 29.3% decrease in net sales of orthopedic implant components and instruments for the year ended December 31, 2016 due to lower than expected volume from a large customer as compared to the same period in 2015.  The Company was notified by this customer at the end of the second quarter to expect lower demand for the remainder of 2016 as the customer intended to vertically integrate by bringing the manufacturing of their orthopedic implant components in house.  Partially offsetting the decrease in demand from this customer was revenue from new orthopedic implant components and instruments customers beginning in the second quarter of 2016.    In addition, booked orders at the year ended December 31, 2016 increased when compared to the same period in 2015 from multiple new customers.

Additionally, net sales of sensors decreased 10.3% for the year ended December 31, 2016 when compared to the same period last year.  Sensor production volume increased over the same period last year, however, net sales were lower due largely to the timing of shipments, versus the recognition of revenue, related to supply agreements with certain foreign customers entered into in the third and fourth quarters of 2016.  Sensor net sales also decreased due to customer mix, product mix and competitive pricing.  Silver surcharge billed decreased 5.0% due in part to a  decrease in silver volume due to customer demand for lower silver content on parts.  The decrease in silver surcharge billed was partially offset by a 7.6% increase in the weighted average cost of silver as compared to the same period last year.

The decrease in net sales was partially offset by a 6.1% increase in net sales in thermoplastic injection molding for the year ended December 31, 2016 when compared to 2015.  The increase was due to increased sales of automotive components and medical components partly offset by lower sales of military and law enforcement components when compared to the same period in 2015.

Additionally, the decrease in net sales was partially offset by a 27.5% increase in tooling sales, net of deferred tooling revenue, due primarily to the sale of a large tool to the Company’s largest customer.

Gross Profit

Gross profit for the year ended December 31, 2016 was $2,898,691, a decrease of $264,147, or 8.4%, from gross profit of $3,162,838 in 2015.  Gross profit as a percentage of net sales increased slightly to 14.8% in 2016, from 14.7% in 2015. The decrease in gross profit was due primarily to declining sales as a result of decreased order volumes in orthopedic implant components and instruments as well as in sensors. Partially offsetting these decreases were increased gross profit from thermoplastic injection molding and net tooling for the year ended December 31, 2016 when compared to 2015.

The decrease in gross profit for the year ended December 31, 2016 when compared to 2015 was due in part to a 40.4% decrease in gross profit from orthopedic implant components and instruments largely due to lower demand as well as higher costs related to the validation of orthopedic instrumentation.  Gross profit as a percentage of sales from orthopedic implant components and instruments decreased 4.0 points due partly to lower net sales and product mix,  engineering and product validations.  The decrease was partially offset by improved efficiencies through automation.

The decrease in gross profit was also due in part to a decrease of 18.2% in gross profit from sensors due primarily to price reductions as well as customer and product mix. Gross profit as a percentage of sales from sensors decreased 1.6 points due primarily to the reduction in selling price partly offset by increased gross profit from silver surcharge due to the increase in the weighted average price of silver.

Partially offsetting the decreases in gross profit outlined above, gross profit from thermoplastic injection molding increased 4.9%  in 2016 when compared to the same period in the prior year due to customer and product mix. While gross profit increased, gross profit as a percentage of sales from thermoplastic injection molding decreased slightly due to the product mix partly offset by improved efficiencies through automation.

Also partly offsetting the decrease in gross profit for the year ended December 31, 2016 was a 31.6% increase in gross profit from tooling sales, net of deferred tooling, due primarily to the sale of a  large tool to the Company’s largest customer.

The decrease in gross profit for the year ended December 31, 2016 was also partly offset by a decrease in expenses for other indirect manufacturing overhead departments. The lower expenses were due to adjustments made in part as a result of lower sales as well as customer mix of orthopedic implants and instruments.  Other manufacturing overhead as a percentage of sales decreased to 9.1% for the year ended December 31, 2016 as compared to 10.2% in the same period last year.

Selling and Marketing

The Company's consolidated selling and marketing expenses increased to $1,153,044, or 5.9% of net sales, in 2016 from $1,086,586, or 5.1% of net sales, in 2015;  an increase of $66,458 or 6.1%.  For the year ended December 31, 2016, the increase was primarily due to increased compensation of $265,849 as a result of two additional salespersons hired in the fourth quarter of 2015.  The increase was partially offset by an $82,463 decrease in commissions due primarily to lower sales of orthopedic implant components.  Additionally, there were no recruiting agency fees in 2016 versus $82,500 in 2015.

General and Administrative Expenses

The Company's consolidated general and administrative expenses decreased to $2,151,244, or 11.0% of net sales, in 2016 compared to $2,355,484, or 11.0% of net sales, in 2015;  a  decrease of $204,240 or 8.7%.  The decrease in general and administrative expenses is mainly due to 2015 expenses for an impairment charge of $118,318 as well as $45,000 related to merger and acquisition activities.   The decrease is also due in part to lower compensation costs of $72,596 which were due to the reduction of two positions, a  10% voluntary executive officer reduction in pay in the second quarter and no bonus expense in 2016 when compared to 2015.  Further decreases include accounting related expenses of $34,091, due in part to savings realized from new SEC filing software, a reduction of $34,847 in investor relations expense and lower consulting fees of $21,147 related to environmental, health and safety due to bringing these functions in house in 2016.

The decrease in general and administrative expenses was partially offset by $51,600 of recruiting agency fees related to the replacement of three positions in the first quarter of 2016, as well as increases in depreciation expense of $42,916 related to general and administrative assets and share-based compensation of $18,078 in 2016 versus the same period in the prior year.

Research and Development

The Company's consolidated research and development expenses decreased to $97,234, or 0.5% of net sales in 2016, from $241,100 or 1.1% of net sales in 2015;  a decrease of $143,866, or 59.7%.  The net decrease is due primarily to a reduction in wages, taxes and benefits of $90,951 due primarily to turnover of one employee and a decrease of $51,206 for internal research and development costs for the development of new products and capabilities related to medical device components.

Other Income (Expense)

Other expense, net, was $209,631 in 2016 compared to $270,512 in 2015, a decrease of $60,881. The decreased expense is due in part to the release of a $25,000 deposit related to the sale of real estate as well as a $23,750 increase in the carrying value of the assets held for sale in 2016 (see Note 4).  Interest expense was $259,762 in 2016 compared to $260,300 in 2015, a decrease of $538.  In 2015, the Company incurred $30,463 in expenses related to the assets held for sale at December 31, 2015.

Income Tax Provision

The tax provisions for the years ended December 31, 2016 and 2015 are attributable to the U.S. federal and state income taxes on our continuing operations. The Company’s combined federal and state effective income tax rate from continuing operations was 0% and 0.1% in 2016 and 2015, respectively, due to the impact of deferred tax assets reserved for with a valuation allowance.

Income from Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and on March 20, 2015, the Chapter 7 Order was formally discharged and the case was closed.  In 2015, net income of $362,610 was recorded from discontinued operations as a result of the related write-off of the remaining liabilities and cumulative translation adjustment.

Comprehensive Loss

In 2016 and 2015, the Company has other comprehensive loss of $0 and $42,502, respectively.  In 2016, the change in comprehensive loss was a result of the bankruptcy of RMDDxUSA Corp. (see Note 12).

Earnings Per Share

Basic and diluted loss per share from continuing operations for the year ended December 31, 2016 was $0.25 per share compared with $0.28 per share for the year ended December 31, 2015, a decrease in loss per share from continuing operations of $0.03 per share.  Consolidated basic and diluted loss per share for the year ended December 31, 2016 was $0.25 per share compared with $0.15 per share for 2015, a decrease in loss per share of $0.10 per share.   The increase in consolidated basic and diluted loss per share is due to the $0.13 earnings per share from discontinued operations in 2015.

Off-Balance Sheet Arrangements

In 2016, the Company entered into two operating leases for office equipment. The Company’s leases require future minimum annual lease payments of $24,036 for fiscal years 2017 and 2018, respectively.

Liquidity and Capital Resources

Working capital was $1,530,773 as of December 31, 2016 as compared to $2,489,175 at December 31, 2015 a decrease of $958,402.  The decrease is primarily due to the reclassification of the revolving line of credit of $1,785,795 from long-term to current liabilities because the maturity date is June 30, 2017.  The decrease in working capital is also due in part to increases in accounts payable, accrued expenses and other current liabilities and customer deposits related to tooling, as well as a decrease in accounts receivable partially offset by increased inventory, prepaid expenses and other current assets.  Working capital also benefited from the reclassification of the subordinated promissory notes from current to long-term liabilities as a result of the extension of the maturity date to December 2018 (see Note 5).

Net cash provided by operating activities of continuing operations was $661,247 in 2016, as compared to net cash provided by operating activities of continuing operations of $1,469,766 in 2015.

Cash on hand was $380,381 and $272,291 at December 31, 2016, and 2015, respectively.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable, net of allowance for doubtful accounts were $2,276,608 and $2,798,353 at December 31, 2016 and December 31, 2015, respectively, a decrease of $521,745.  The decrease is primarily due to the impact of the timing of shipments versus invoicing related to supply agreements with certain foreign customers entered into in the third and fourth quarters of 2016.

Inventories were $3,060,085 at December 31, 2016 as compared to $2,118,712 at December 31, 2015, an increase of $941,373.  In 2016, the Company entered into supply agreements with certain foreign customers to hold inventory at customer’s warehouses.  This resulted in increased finished goods inventory for sensors as of December 31, 2016.  In addition, there is increased work in progress related to tooling orders and machining.  Raw materials for thermoplastic injection molding, namely resin, increased due to strong demand from a customer in the automotive market.

Accounts payable increased $190,873 due to the timing of disbursements for the year ended December 31, 2016 as compared to December 31, 2015 as well as increased goods received not yet invoiced.

Capital equipment expenditures were $1,354,091 in 2016 as compared to $1,182,541 in 2015 due to the acquisition of machinery and equipment primarily for the contract manufacturing of components for orthopedic implants and instruments as well as thermoplastic injection molding.

At December 31, 2016 the Company’s total debt, net of debt issuance costs, was $4,778,637 as compared to $3,985,838 at December 31, 2015, an increase of $792,799 or 19.7%.  The balance at December 31, 2016 was comprised of outstanding principal amounts of $2,458,331 of term debt, $1,785,795 on a revolving line of credit, $102,500 on an equipment line of credit and $432,011 of subordinated promissory notes as discussed in more detail below.

The Company has a multi-year credit facility with a Massachusetts based bank consisting of a revolving line of credit (the "revolver"), a  commercial term loan and an equipment line of credit at December 31, 2016.  The debt is secured by substantially all assets of the Company with the exception of real property.

At December 31, 2015, the credit facility included a revolver, a commercial term loan, two equipment term loans and an equipment line of credit.  In June 2016, the equipment line of credit converted to a term loan.  In November 2016, these four term loans, along with $500,000 from the revolver, were consolidated into a single commercial term loan (see Note 5).

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (4.0% at December 31, 2016). The revolver has a maturity date of June 2017. The Company expects to renew the revolver prior to its expiration.  Amounts available to borrow under the revolver are $727,156 at December 31, 2016.

In November 2016, the Company refinanced its bank term debt, along with $500,000 from the revolver, into a new consolidated five-year term loan with a maturity date of November 2021. The interest rate on the loan is a fixed 4.65% per annum and the loan requires monthly payments of principal and interest of approximately $46,500.  The outstanding balance on the term loan at December 31, 2016 was $2,444,728, excluding debt issuance costs.

In November 2016, the Company entered into a new equipment line of credit for $1.0 million under the Company's multi-year credit facility. At December 31, 2016, $102,500 has been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including receiving bank approval prior to executing further borrowings or security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of December 31, 2016.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest totaling approximately $5,000 over the term of five years.  The outstanding balance of these equipment notes at December 31, 2016 was $59,461.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes maturing in December 2016. The unsecured notes required quarterly interest-only payments at a rate of 10% per annum for the first two years.  In  December 2015, the interest rate increased to 12% per annum.   In October 2016, the Company and six of the seven investors in the private offering, aggregating $450,000 of the notes, agreed to extend the maturity dates of the notes to December 31, 2018 at a rate of 10% per annum.  One investor did not extend the maturity date and that $50,000 note was paid at maturity in December 2016.    The notes are subordinated to all indebtedness of the Company pursuant to its multi-year bank credit facility.

In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock. The warrants were exercisable through December 2016 at an exercise price of $3.51 per share.  In 2014, 30,000 warrants were exercised.  No warrants were exercised in 2015 or 2016.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining 70,000 warrants was extended to December 31, 2018.  The exercise price remains unchanged at $3.51 per share.  The 70,000 warrants remain unexercised at December 31, 2016 (see Note 5).

No dividends were declared or paid in 2016 or 2015.

The Company believes that cash flows from its operations, together with its existing working capital, increased booked orders, the renewal of the revolving line of credit and other resources, will be sufficient to fund operations at current levels and repay the next twelve months of debt obligations.

Summary of Changes in Cash Position

As of December 31, 2016, the Company had cash on hand related to continuing operations of $380,381, an increase of $108,090 from December 31, 2015.  Net cash provided by operating activities in 2016 totaled $661,247. Net cash used in investing activities in 2016 was $1,367,296. Net cash provided by financing activities in 2016 totaled $814,139. The net cash flows for the year ended December 31, 2016 are discussed in further detail below.

Operating Cash Flows

Net cash provided by operating activities in 2016 was $661,247.  Cash provided was due largely to a decrease in accounts receivable of $551,745 due primarily to the impact of supply agreements entered into with certain foreign customers in the third and fourth quarters of 2016, which require the Company to hold inventory at the customer’s warehouses.  This impacted accounts receivable due to the timing of shipments versus invoicing for these foreign customers.  Cash was also provided by an increase in accounts payable of $190,873 due to the timing of disbursements for the year ended December 31, 2016 as compared to December 31, 2015.  Additionally, decreases in other non-current assets of $112,604, and an increase in accrued expenses and other current liabilities of $38,618 provided operating cash flows.  In addition, operating activities was impacted by non-cash add-backs for depreciation and amortization of $1,541,006, share-based compensation of $47,256 and non-cash interest expense of $27,186.

Cash provided as described above was partially offset by $941,373 of cash used for an increase in inventory.  The increase in inventory was due in part to increased finished goods inventory related to sensors due to supply agreements with certain foreign customers as mentioned above.  In addition, there is increased work in progress related to tooling orders and machining.  Raw materials for thermoplastic injection molding increased due to strong demand from a customer in the automotive market.    Operating activities was also impacted by a decrease of $30,000 in the allowance for doubtful accounts.

Investing Cash Flows

Net cash used in investing activities in 2016 was $1,367,296 and was used for capital expenditures, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implants and instruments as well as thermoplastic injection molding equipment.

Financing Cash Flows

Net cash provided by financing activities in 2016 was $814,139.  The increase in financing activities was due in part to $647,351 in proceeds from the equipment line of credit.  Additionally, proceeds of $500,000 for term debt were the result of consolidating a portion of the revolver as part of the November 2016 consolidation and refinancing of term debt.  There was also cash provided from net proceeds of $274,300 from the revolver (excluding the $500,000 above), and proceeds from the exercise of stock options provided $51,150.  These proceeds were partly offset by payments on term notes payable of $587,799,  a payment on the subordinated debt of $50,000 and $20,863 of cash paid for debt issuance costs related to the refinancing of term debt (see Note 5).

Inflation

The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations. However, there has been considerable volatility in both energy and commodity prices, particularly the cost of silver.

Environmental Matters

Like many industrial processes, the Company's manufacturing processes utilize hazardous and non-hazardous chemicals, the treatment and disposal of which are subject to federal and state regulation.  Since its inception, the Company has expended significant funds to train its personnel, install waste treatment and recovery equipment and retain independent environmental consulting firms to regularly review, monitor and upgrade its air and waste water treatment activities.  The Company believes that the operations of its manufacturing facility are in compliance with currently applicable safety, health and environmental laws and regulations.

Based on the Company’s analysis, the Company does not expect future costs in connection with environmental matters to have a material adverse effect on its financial condition, result of operations or liquidity aside from the cost of regulatory compliance and maintaining certifications and processes related to compliance with environmental regulations.

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

Management believes that the following are critical accounting policies:

Revenue Recognition

Revenue is recorded when all criteria for revenue recognition have been satisfied.  Revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred or when exclusive control has been transferred to the customer,  the price is fixed or determinable and collection is probable.    The Company has entered into supply agreements with certain foreign customers where revenue is not recognized when the product  is shipped but instead is recognized when the customer consumes the product.

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

The Company insures receivables for certain customers based upon several factors.  Such factors include the customer’s payment terms, ordering patterns and volume requirements, the customers payment history, or general economic conditions of the region in which a customer is located.

Inventory and Inventory Reserves

The Company values its inventory at the lower of average cost, first-in-first-out (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. A review of inventory on hand is made at least annually and obsolete inventory may be disposed of and/or recycled.  Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market.    The Company has entered into supply agreements with certain foreign customers to hold inventory at the customer’s warehouses.

Deferred Tax Assets

The Company assesses the realization of its deferred tax assets based upon a more likely than not criteria.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances.  The Company recognizes the benefits of a tax position if that position is more likely than not to be sustained on audit, based on the technical merit of the position. As of December 31, 2016, the Company has a full valuation for the Company’s deferred tax assets.

Asset Impairment – Long-Lived Assets

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the annual review, the Company recorded impairment charges of $0  and $118,318 in 2016 and 2015, respectively.

In 2015, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patents pending related to the Triggering Recharging and Wireless Transmission of Remote Patient Monitoring Device, as well as the Seed-Beat Selection Method for Signal-Averaged Electrocardiography were no longer patentable and recorded an impairment charge of $103,287 for the full costs of these patents pending.  Additionally, after a review of trade names, the Company determined that the Leominster Tool & Die name no longer provided any future economic benefit and recorded an impairment charge of $15,031 for the remaining unamortized balance of the trade names.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report the Company's management, with the participation of the Company's principal executive officer and principal financial officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluations, the Certifying Officers have concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective.

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

The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated by reference to the applicable information set forth in the Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

Item 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRHYTHMIA RESEARCH TECHNOLOGY, INC.

By:	/s/	Salvatore Emma, Jr.
Salvatore Emma, Jr.,
President, Chief Executive Officer
March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Salvatore Emma, Jr.	President, Chief Executive Officer and Director	March 22, 2017
Salvatore Emma, Jr.	(principal executive officer)

/s/ Derek T. Welch	Chief Financial Officer, Treasurer and Secretary	March 22, 2017
Derek T. Welch	(principal financial and accounting officer)

/s/ Jason R. Chambers	Chairman of the Board	March 22, 2017
Jason R. Chambers

/s/ Marco F. Benedetti	Director	March 22, 2017
Marco F. Benedetti

/s/ E. P. Marinos	Director	March 22, 2017
E. P. Marinos

/s/ Robert A. Mello	Director	March 22, 2017
Robert A. Mello

/s/ Paul F. Walter, MD	Director	March 22, 2017
Paul F. Walter, MD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).
3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 1, 2011).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K as filed with the Commission on March 14, 2017).
4.0

Form of Certificate evidencing shares of the Company's Common Stock (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).

4.6(1)	2001 Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2001 as filed with the Commission on March 29, 2002).
4.10(1)

2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 6, 2010, Registration Statement No. 333-166600).

4.11	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
4.12	Form of Subordination Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
4.14	Form of Amended and Restated Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2016).
4.15

Form of Amendment No. 1 to Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2016).

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

10.59(1)

Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 20, 2015 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Commission on March 20, 2015).

10.60(1)

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

10.62**	Fifth Amendment to Loan and Security Agreement dated as of November 15, 2016	X-1
10.63**	Commercial Term Promissory Note dated November 15, 2016	X-2
10.64**	Commercial Equipment Line of Credit Promissory Note dated November 15, 2016	X-3
10.65(1)	Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 6, 2016).
10.66(1)**	Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 1, 2017.	X-4
10.67(1)**	Employment Agreement between the Company and Derek T. Welch dated as of January 1, 2017.	X-5
21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).

23.1**	Consent of Wolf & Company, P.C.	X-6
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-7
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-8
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-9
32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-10
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
(1) Indicates a management contract or compensatory plan required to be filed as an exhibit.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Arrhythmia Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of Arrhythmia Research Technology, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrhythmia Research Technology, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts

March 22, 2017

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$380,381	$272,291
Trade accounts receivable, net of allowance for doubtful accounts of $30,000 at December 31, 2016 and $60,000 at December 31, 2015	2,276,608	2,798,353
Inventories	3,060,085	2,118,712
Prepaid expenses and other current assets	614,362	593,716
Total current assets	6,331,436	5,783,072
Property, plant and equipment, net	6,440,911	6,626,069
Assets held for sale, net	688,750	665,000
Intangible assets, net	30,093	18,645
Other assets	156,231	243,319
Total assets	$13,647,421	$13,336,105
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit, current portion	$1,785,795	$—
Equipment line of credit, current portion	102,500	35,718
Term notes payable, current portion, net of debt issuance costs	487,468	589,635
Subordinated promissory notes, net of discount	—	473,135
Accounts payable	1,744,261	1,553,388
Accrued expenses and other current liabilities	333,361	275,777
Customer deposits	122,290	93,407
Deferred revenue, current	224,988	272,837
Total current liabilities	4,800,663	3,293,897
Long-term liabilities:
Revolving line of credit, non-current portion	—	1,511,495
Equipment line of credit, non-current portion	—	301,132
Term notes payable, non-current portion, net of debt issuance costs	1,970,863	1,074,723
Subordinated promissory notes, net of discount	432,011	—
Deferred revenue, non-current	156,953	272,181
Total long-term liabilities	2,559,827	3,159,531
Total liabilities	7,360,490	6,453,428
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,820,999 outstanding at December 31, 2016 and 3,926,491 issued, 2,801,639 outstanding at December 31, 2015	39,265	39,265
Additional paid-in-capital	11,457,320	11,381,536
Treasury stock at cost, 1,105,492 shares at December 31, 2016 and 1,124,852 shares at December 31, 2015	(3,028,564)	(3,069,496)
Accumulated deficit	(2,181,090)	(1,468,628)
Total shareholders’ equity	6,286,931	6,882,677
Total liabilities and shareholders’ equity	$13,647,421	$13,336,105

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2016	2015
Net sales	$19,638,217	$21,495,184
Cost of sales	16,739,526	18,332,346
Gross profit	2,898,691	3,162,838

Selling and marketing	1,153,044	1,086,586
General and administrative	2,151,244	2,355,484
Research and development	97,234	241,100
Total operating expenses	3,401,522	3,683,170

Net loss from continuing operations	(502,831)	(520,332)
Other expense:
Interest expense	(259,762)	(260,300)
Other income (expense), net	50,131	(10,212)
Total other expense, net	(209,631)	(270,512)
Loss from continuing operations before income taxes	(712,462)	(790,844)
Income tax provision	—	932
Loss from continuing operations	(712,462)	(791,776)
Discontinued Operations:
Income from discontinued operations, net of tax provision of $0 for the years ended December 31, 2016 and 2015	—	362,610
Net loss	$(712,462)	$(429,166)
Other comprehensive loss:
Reclassification of gains from foreign currency translation	—	(42,502)
Comprehensive loss	$(712,462)	$(471,668)
Earnings (loss) per share - basic
Continuing operations	$(0.25)	$(0.28)
Discontinued operations	—	0.13
Earnings (loss) per share - basic	$(0.25)	$(0.15)
Earnings (loss) per share - diluted
Continuing operations	$(0.25)	$(0.28)
Discontinued operations	—	0.13
Earnings (loss) per share - diluted	$(0.25)	$(0.15)
Weighted average common shares outstanding - basic	2,816,516	2,784,757
Weighted average common shares outstanding - diluted	2,816,516	2,784,757

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

						Accumulated
			Additional			other
	Common Stock		paid-in	Treasury stock		comprehensive	Accumulated
	Shares	Amount	capital	Shares	Amount	income	deficit	Total
December 31, 2014	3,926,491	$39,265	$11,336,693	1,148,152	$(3,133,883)	$42,502	$(1,039,462)	$7,245,115
Accumulated comprehensive income from unrealized gains and losses in currency translation			(51)			(42,502)		(42,553)
Share-based compensation - options			29,178					29,178
Issuance of common stock from treasury			15,716	(23,300)	64,387			80,103
Net loss							(429,166)	(429,166)
December 31, 2015	3,926,491	$39,265	$11,381,536	1,124,852	$(3,069,496)	$—	$(1,468,628)	$6,882,677
Share-based compensation - options			47,256					47,256
Change in the incremental fair value of warrants			18,310					18,310
Issuance of common stock from treasury			10,218	(15,000)	40,932			51,150
Net loss							(712,462)	(712,462)
December 31, 2016	3,926,491	$39,265	$11,457,320	1,109,852	$(3,028,564)	$—	$(2,181,090)	$6,286,931

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(712,462)	$(429,166)
Income from discontinued operations	—	(362,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of property, plant and equipment	—	13,320
Change in fair value of assets held for sale	(23,750)	—
Depreciation and amortization	1,541,006	1,464,588
Impairment of intangibles	—	118,318
Non-cash interest expense	27,186	27,683
Change in allowance for doubtful accounts	(30,000)	15,000
Share-based compensation expense	47,256	29,178
Changes in operating assets and liabilities:
Accounts receivable	551,745	723,394
Inventories	(941,373)	395,529
Prepaid expenses and other current assets	(25,228)	(94,547)
Other non-current assets	112,604	301,522
Accounts payable	190,873	(303,768)
Accrued expenses and other current liabilities	38,618	(90,426)
Other non-current liabilities	(115,228)	(338,249)
Net cash provided by (used in) operating activities	661,247	1,469,766
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,354,091)	(1,182,541)
Proceeds from sale of property, plant and equipment	—	35,700
Cash paid for patents and trademarks	(13,205)	(6,176)
Net cash provided by (used in) investing activities	(1,367,296)	(1,153,017)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	274,300	(560,000)
Proceeds from equipment line of credit	647,351	752,635
Proceeds from term note payable	500,000	—
Payments on term notes payable	(587,799)	(526,594)
Payment of debt issuance costs	(20,863)	—
Payment on subordinated debt	(50,000)	—
Proceeds from stock option exercises	51,150	80,103
Net cash provided by (used in) financing activities	814,139	(253,856)
Net increase (decrease) in cash and cash equivalents	108,090	62,893
Cash and cash equivalents, beginning of period	272,291	209,398
Cash and cash equivalents, end of period	$380,381	$272,291

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows Supplemental Information

	Years Ended
	December 31,
Supplemental Cash Flow Information	2016	2015
Cash paid for interest	$233,330	$222,237

Non-cash activities:
Reclassified assets held for sale	$—	$665,000
Change in incremental value of warrants	$18,310	$—
Non-cash payoff of revolver as part of refinancing	$500,000	$—
Non-cash payoff of notes as part of refinancing	$457,828	$—
Equipment line of credit converted to term notes payable	$1,524,115	$415,785

See accompanying notes to consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1.  Description of Business

Arrhythmia Research Technology®, Inc., (“ART”), through its wholly-owned subsidiary, Micron Products®, Inc. ("Micron", and collectively with ART, the "Company") is a diversified contract manufacturing organization (“CMO”)  that produces highly-engineered, innovative components requiring precision machining and thermoplastic injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer products applications.  The Company's capabilities include the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors.  The Company’s machining operations produce quick-turn, high volume and patient-specific orthopedic implant components and instruments.  The Company also has custom thermoplastic injection molding capabilities as well as a full array of design, engineering, production services and management.  The Company competes globally, with nearly forty percent of its revenue derived from exports.

The Company’s shares have traded on the NYSE MKT since 1992 under the symbol HRT.  The Company has grown organically and through acquisitions. Today, the Company has diversified manufacturing capabilities with the capacity to participate in full product life-cycle activities from early stage development and engineering and prototyping to full scale manufacturing as well as packaging and product fulfillment services.

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in May 2014 and in March 2015, the Chapter 7 Order was formally discharged and the case was closed (see Note 12).

Operating matters and liquidity

The revolver under the Company's credit facility has a maturity date of June 2017 (see Note 5). At December 31, 2016, the outstanding balance on the revolver was $1,785,795.  The Company believes that cash flows from its operations, together with its existing working capital, increased booked orders, the renewal of the revolver and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months and beyond; however, there can be no assurance that the Company will be able to do so.

Assessment of going concern

In 2016, the Company adopted new accounting standard ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The new accounting standard requires management to evaluate whether there are conditions that give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements.  Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date.  Management evaluations include identifying relevant conditions and events that were known and reasonably knowable as of the date these financial statements have been issued.

The Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern.  These conditions include the Company’s  ability to renew the revolver which matures in June 2017, negative financial history and the Company’s limited liquidity to meet the working capital needs to support the Company’s  operations.

Management’s assessment included an analysis of the Company’s financial forecasts.  Management’s assessment also considered the Company’s history of meeting financial covenants and being able to renew and refinance its debt obligations.  Based on the anticipated renewal of the Company’s revolver, cash forecasts, expected fulfillment of booked orders from existing customers, new customer prospects, and the closing on the sale of certain real estate held for sale, the Company expects to continue to meet its financial covenants and its obligations for the next year.

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

December 31, 2016 and 2015

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

Revenue recognition

Revenue is recorded when all criteria for revenue recognition have been satisfied.  Revenue is recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title has transferred or when exclusive control has been transferred to the customer,  the price is fixed or determinable and collection is probable.  The Company has entered into supply agreements with certain foreign customers where revenue is not recognized when the product is shipped but instead is recognized when the customer consumes the product.

The Company enters into arrangements containing multiple elements which may include a combination of the sale of molds, tooling, engineering and validation services ("tooling") and production units. The Company has determined that certain engineering and tooling arrangements, and the related production units, represent one unit of accounting, based on an assessment of the respective standalone value. When the Company determines that an arrangement represents one unit of accounting, the revenue is deferred over the estimated product life-cycle, based upon historical knowledge of the customer, which is generally one to three years. The Company carries the sales and tooling costs, associated with the related arrangement, as deferred revenue and other current and non-current assets, respectively, on the Company's balance sheet. As the deferred revenue is amortized to sales over the product lifecycle, the associated prepaid tooling costs are amortized to cost of sales.

The Company cannot effectively predict short-term or long-term production volume in a consistent and meaningful manner, due to the nature of these molds and associated products. Therefore, the Company is unable to account for the transactions under the Units of Production method and management has determined the most appropriate amortization method to be the Straight-Line method.

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

Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical, military and law enforcement product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against credit risk.    While the Company has a strong record of collecting on its receivables, the Company maintains Accounts Receivables insurance in order to mitigate concentration of credit risk where our top five customers in revenue constituted 46% of the Accounts Receivables at December 31, 2016 as compared to 51% at December 31, 2015.

During the year ended December 31, 2016, the Company had net sales to two customers constituting 19% and 12% of total 2016 net sales. Accounts receivable from these two customers at December 31, 2016 was 26% and 7%, respectively,  of the total accounts receivable balance at year end. During the year ended December 31, 2015, the Company had net sales to two customers

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

constituting 16% and 13%, respectively, of total 2015 net sales. Accounts receivable from the two customers at December 31, 2015 was 9% for each of the total accounts receivable balance at year end.

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

The Company insures receivables for certain customers based upon several factors.  Such factors include the customer’s payment terms, ordering patterns and volume requirements, the customer’s payment history, or general economic conditions of the region in which a customer is located.

Inventories

The Company values its inventory at the lower of average cost, first-in-first-out (FIFO) or net realizable value. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. A review of inventory on hand is made at least annually and obsolete inventory may be disposed of and/or recycled.  Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market.  The Company also has supply agreements with certain foreign customers to hold inventory at the customer’s warehouses.

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

Property is classified as held for sale in the period in which management with the appropriate authority commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan of sale have been initiated; the sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  Long-lived assets classified as held for sale are presented separately in the statement of financial position of the current period (see Note 4).

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

December 31, 2016 and 2015

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.  The Company recognizes transfers between levels at the end of the reporting period.  There were no changes in levels in 2016.

At December 31, 2016 and 2015, assets held for sale is the only item in the financial statements reflected at fair value.    Assets held for sale are considered level 3.  The fair value of assets held for sale was determined using the sales price per the amended  purchase and sale agreement, less the estimated cost to sell (see Note 4).

Long-lived and intangible assets

The Company assesses the impairment of long-lived and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the annual review, the Company recorded no impairment charges in 2016 and recorded $118,318 in impairment charges in 2015.

In 2015, the Company reviewed unamortized costs for patents pending.  As a result of this review, the Company determined that the patents pending related to the Triggering Recharging and Wireless Transmission of Remote Patient Monitoring Device, as well as the Seed-Beat Selection Method for Signal-Averaged Electrocardiography were no longer patentable and recorded an impairment charge of $103,287 for the full costs of these patents pending.  Additionally, after a review of trade names, the Company determined that the Leominster Tool & Die name no longer provided any future economic benefit and recorded an impairment charge of $15,031 for the remaining unamortized balance of the trade names.

Intangible assets consist of the following:

	Estimated	December 31, 2016			December 31, 2015
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,290	$9,738	$16,552	$26,290	$7,981	$18,309
Patents and trademarks pending	—	13,541	—	13,541	336	—	336
Total intangible assets		$39,831	$9,738	$30,093	$26,626	$7,981	$18,645

Amortization expense related to intangible assets, excluding the above noted 2015 impairment charges, was $1,757 and $3,235 in 2016 and 2015, respectively. Estimated future annual amortization expense for currently amortizing intangible assets is expected to approximate $1,757.

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

The Company follows the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. No interest and penalties related to uncertain tax positions were accrued at December 31, 2016.    The Company’s primary

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

operations are located in the US. Tax years ended December 31, 2013 or later remain subject to examination by the IRS and state taxing authorities.

Share-based compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the share-based grant).

Comprehensive loss

In 2016 and 2015, the Company has other comprehensive loss of $0 and $42,502, respectively.  In 2016, the change in comprehensive loss was a result of the bankruptcy of RMDDxUSA Corp. (see Note 12).

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

Recently Issued Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. This standard provides guidance for eight cash flow classification issues in current GAAP. The standard is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures.  The standard is intended to reduce the cost and complexity with maintaining or improving the usefulness of information provided to users of financial statements. The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. The standard retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" which requires the presentation of deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on the consolidated balance sheets.  The standard is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company adopted ASU 2015-03 as of December 31, 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 did not have an impact on the Company’s financial results nor did it represent a material change to the consolidated balances sheets.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  The standard provides guidance on evaluating whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern.  Substantial doubt exists when conditions or events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.  The new standard is effective for the annual and interim periods ending after December 15, 2016.  The Company adopted the standard in 2016 and management’s assessment has determined that certain disclosures required are included in these statements (see Note 1).

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the financial impact of adopting ASU 2014-09 and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

Reclassification of prior period balances

Amounts in prior year financial statements are reclassified when necessary to conform to the current year presentation, most notably debt issuance costs in according with ASU 2015-03 as described more fully above.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

3.  Inventories

Inventories consist of the following:

	December 31,	December 31,
	2016	2015
Raw materials	$1,027,474	$775,427
Work-in-process	537,858	265,113
Finished goods	1,494,753	1,078,172
Total	$3,060,085	$2,118,712

The total cost of silver in our inventory as raw materials, as work-in-process or as a plated surface on finished goods had an estimated cost of $521,746 and $313,738 at December 31, 2016 and 2015, respectively. The increase in inventory was due in part to increased finished goods inventory for sensors as a result of certain supply agreements with foreign customers.

4.  Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	Asset Lives			December 31,	December 31,
	(in years)			2016	2015
Machinery and equipment	3	to	15	$16,647,302	$15,168,377
Building and improvements	5	to	25	3,986,715	3,978,387
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,504,776	1,437,692
Construction in progress				402,099	682,069
Total property, plant and equipment				22,631,605	21,357,238
Less: accumulated depreciation				(16,190,694)	(14,731,169)
Property, plant and equipment, net				$6,440,911	$6,626,069

For the year ended December 31, 2016, the Company recorded $1,539,249 of depreciation expense compared to $1,461,353 for the year ended December 31, 2015. There are no commitments related to the completion of construction in process as of December 31, 2016.

In December 2015, the Company entered into a Letter of Intent with a Buyer (collectively the “Parties”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.  Subsequently, in January 2016, the Parties entered into a Purchase and Sale Agreement (“Agreement”) for this real estate to close within twelve months from the date of the Agreement.  As these buildings were under agreement to be sold at December 31, 2015 they were classified as Assets Held for Sale valued at $665,000 as of December 31, 2015.  The carrying value approximated the fair value less the cost to sell.

In December 2016, the Parties entered into a First Amendment to the Purchase and Sale Agreement (the “First Amendment”).  The First Amendment extended the time to close to January 13, 2018.  As consideration for extending the Agreement, the Buyer agreed to (i) release the $25,000 being held as a deposit to the Company; (ii) increase the purchase price by $25,000; (iii) pay the Company $4,000 per month as an extension fee beginning in January 2017 through January 2018, or the culmination of the Agreement, and (iv) pay the Company $7,500 per month for a 150 day additional extension, to June 2018, only for the purpose of the Buyer securing historical tax credits until the termination or culmination of the Agreement.  The $25,000 deposit released to the Company is recorded as Other Income for the year ended December 31, 2016.

In January 2017, the Parties entered into a Second Amendment to the Purchase and Sale Agreement (the “Second Amendment”).  The Second Amendment (i) permits the Buyer to assign the Agreement to a third party; (ii) extends the term of the $4,000 per month extension fee from January 2018 to March 2018 and (iii) and amends the term of the additional extension fee of $7,500    per month to April 2018 through July 2018.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

As a result of the increase in sale price and other considerations, the Company determined the carrying value at December 31, 2016 to be $688,750.  The increase in the carrying value is recorded as Other Income for the year ended December 31, 2016 and did not exceed the amount of previously recorded losses in accordance with appropriate accounting guidance.

5.  Debt

The following tables set forth the items which comprise debt for the Company:

	December 31,	December 31,
	2016	2015
Revolving line of credit	$1,785,795	$1,511,495
Equipment line of credit	$102,500	$336,850
Subordinated promissory notes, net of discount	$432,011	$473,135

Term notes payable:
Commercial term loan, net of debt issuance costs	$2,398,870	$668,246
Equipment term loans	—	879,898
Equipment notes	59,461	116,214
Total term notes payable	$2,458,331	$1,664,358

Total Debt	$4,778,637	$3,985,838

Bank Debt

The Company has a multi-year credit facility with a Massachusetts based bank.  At December 31, 2016 this credit facility consisted of a revolving line of credit (the "revolver"), a commercial term loan and an equipment line of credit.  The debt is secured by substantially all assets of the Company with the exception of real property.

At December 31, 2015 the credit facility included a revolver, a commercial term loan, two equipment term loans and an equipment line of credit.  In June of 2016 the equipment line of credit converted to a term loan.  In November 2016 these four borrowings, along with $500,000 from the revolver, were consolidated into a single commercial term loan as further described below.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25%  (4.0% at December 31, 2016). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $727,156 at December 31, 2016.   In November 2016 the Company refinanced and consolidated $500,000 from the revolver into a new term loan as further described below.

Commercial term loan

In November 2016, the Company refinanced its bank term debt, including the commercial term loan and three equipment term loans, along with $500,000 from the revolver, into a new $2,481,943 consolidated five year commercial term loan with a maturity date in November 2021. The interest rate on the loan is a fixed 4.65% per annum and the loan requires monthly payments of principal and interest of approximately $46,500.

Equipment line of credit and equipment term loans

In March 2013, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended in March 2014 and the then outstanding balance on the equipment line of credit of $740,999 was converted to an equipment term loan with a five-year term, maturing in March 2019.  In November 2016, the outstanding principal and accrued interest of $380,791 on the equipment term loan was refinanced and consolidated into a new term loan as described above.

In June 2014, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only. The draw period ended in June 2015 and the then

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

outstanding balance on the equipment line of credit of $415,785 was converted to an equipment term loan with a five-year term, maturing in June 2020.  In November 2016, the outstanding principal and accrued interest of $315,272 on the equipment term loan was refinanced and consolidated into a new term loan as described above.

In June 2015, the Company entered into an equipment line of credit that allowed for advances of up to $1.0 million and included a one-year draw period during which payments were interest only.  At December 31, 2015, the Company had drawn $336,850 on the equipment line of credit. The draw period ended in June 2016 and the then outstanding balance on the equipment line of credit of $881,701 was converted to an equipment term loan with a five-year term, maturing in June 2021.  In November 2016, the outstanding principal and accrued interest of $832,420 on the equipment term loan was refinanced and consolidated into a new term loan as described above. In November 2016, the Company entered into a new equipment line of credit that allows for advances of up to $1.0 million under the Company's multi-year credit facility. At December 31, 2016,  $102,500 has been drawn on the new equipment line of credit. The term of this equipment line of credit is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

Debt issuance costs

The amount of the commercial term loan presented in the table above is net of debt issuance costs of $45,858 and $45,929 at December 31, 2016 and 2015 respectively.

Bank covenants

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of December 31, 2016.

Other debt

Equipment notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at 4.66% and require monthly payments of principal and interest totaling approximately $5,000 over the term of five years.

Subordinated promissory notes

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The unsecured notes required quarterly interest-only payments at a rate of 10% per annum for the first two years.  In  December 2015, the interest rate increased to 12% per annum.  The Company’s two largest beneficial owners of stock and a director participated in the private offering as follows:  REF Securities, LLP, beneficial owner of approximately 13% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 10% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, a director, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

In October 2016, the Company and six of the seven investors in the private offering, aggregating $450,000 of the notes, including the three related parties holding $250,000 of the notes,  agreed to extend the maturity dates of the notes to December 31, 2018 at a rate of 10% per annum.  One investor did not extend the maturity date and that $50,000 note was paid at maturity in December 2016.  The notes are subordinated to all indebtedness of the Company pursuant to its multi-year bank credit facility.

In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock, including 20,000 warrants to REF Securities, LLP,  20,000 warrants to the Foundation and 10,000 warrants to Mr. Marinos.  The warrants were exercisable through December 2016 at an exercise price of $3.51 per share.  In 2014, 30,000 warrants were exercised, including 20,000 by the Foundation.  No warrants were exercised in 2015 or 2016.  In October 2016, in connection

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining 70,000 warrants was extended to December 31, 2018.  The exercise price remained unchanged at $3.51 per share.  The 70,000 warrants remain unexercised at December 31, 2016.

The Company calculated the incremental fair value of extending the expiration date of the Notes and Warrants and determined that the amendment represented a debt modification in accordance with the guidance outlined in ASC-470, “Debt”.  Using the Black-Scholes model, and the 10% test, the Company determined that the incremental fair value of the warrants to be $18,310 which was recorded as a reduction against the Notes and an increase in Additional Paid-in Capital.

Future maturities of debt for the years ending December 31 are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Revolver	$1,785,795	$—	$—	$—	$—	—	$1,785,795
Subordinated promissory notes	—	450,000	—	—	—	—	450,000
Term debt and equipment notes	513,602	493,337	516,975	541,616	520,782	20,376	2,606,688
Total	$2,299,397	$943,337	$516,975	$541,616	$520,782	20,376	$4,842,483

6.  Income Taxes

The income tax provision consists of the following:

	Years Ended
	December 31,
	2016	2015
Current:
Federal	$—	$—
State	—	932
Total current income taxes	—	932
Deferred:
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Total income tax provision	$—	$932

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The components of deferred income taxes are as follows:

	Years Ended
	December 31,
	2016	2015
Deferred tax assets:

Net operating loss carryforwards	$3,671,600	$3,221,000
Federal and state tax credit carryforwards	493,800	608,000
Accruals and reserves	104,600	117,300
Stock based compensation	96,000	89,800
Patents and intangibles	51,100	68,100
Other long-term	500	45,500
Total long-term deferred tax assets	4,417,600	4,149,700

Deferred tax valuation allowance	(3,812,900)	(3,472,300)
Deferred tax assets, net of allowance	604,700	677,400

Property, plant and equipment	(544,000)	(612,800)
Prepaid expenses	(60,700)	(64,600)
Total deferred tax liabilities	(604,700)	(677,400)

Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2016,  the  Company continues to maintain a valuation allowance against all of its deferred tax assets.

In 2016, the Company adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes".  Under this new guidance the Company is required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on the consolidated balance sheets.  There was no cumulative effect of the change and no impact to shareholders’ equity, results of operations or cash flows.

For the year ended December 31, 2016, the Company has federal and state net operating loss carryforwards totaling $9,124,000 and $10,780,000 respectively, which begin to expire in 2031. The Company also had federal and state tax credit carryovers of $305,800 and $188,000, respectively. The federal and state credits begin to expire in 2027 and 2016, respectively.

The Company files a consolidated federal income tax return.  The actual income tax provision differs from applying the Federal statutory income tax rate (34%) to the pre-income tax loss from continuing operations as follows:

	Years Ended
	December 31,
	2016	2015
Tax benefit computed at statutory rate	$(250,071)	$(145,442)
Increases (reductions) due to:
Change in valuation allowance	340,600	230,300
State income taxes, net of federal benefit	(27,646)	615
Permanent differences	15,124	479
Tax credits (federal and state)	(32,577)	(108,194)
Differences on prior returns (federal and state)	(45,430)	23,174
Income tax (benefit) provision	$—	$932

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

7.  Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2016 and 2015 were $41,072 and $47,858, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Operating lease agreements

In 2016, the Company entered into two operating leases for office equipment. The Company’s leases require future minimum annual lease payments of  $24,036 for fiscal years 2017 and 2018, respectively.

9.  Shareholders’ equity

Common stock

In 2016,  15,000 shares were issued out of treasury as a result of the exercise of stock options and no warrants were exercised.  In 2015,  23,300 shares were issued out of treasury as a result of the exercise of stock options and no warrants were exercised.

No dividends were declared or paid in 2016 or 2015.

Warrants

In connection with the subordinated promissory notes issued in December 2013 (see Note 5), the Company issued warrants to purchase 100,000 shares of the Company's common stock. The warrants were exercisable through December 2016 at an exercise price of $3.51 per share.  In 2014, 30,000 warrants were exercised.  No warrants were exercised in 2015 or 2016.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining 70,000 warrants was extended to December 31, 2018.  The Company determined that the amendment represented a debt modification and did not constitute an extinguishment for accounting purposes (see Note 5).  The exercise price remained unchanged at $3.51 per share.  The 70,000 warrants remain unexercised at December 31, 2016.

Stock options and Share-Based Incentive Plan

In March 2010, the Company's Board of Directors adopted the Arrhythmia Research Technology, Inc. 2010 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of an aggregate of 500,000 shares. The Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation to certain eligible employees, non-employee directors, or consultants and under which an aggregate of 500,000 shares have been reserved for such grants.  The options granted have ten year contractual terms that vest annually between three to five-year terms.

At December 31, 2016, there were options to acquire an aggregate of 214,500 shares outstanding. At December 31, 2016, there were 273,000 shares available for future grants under the Plan, after giving effect to shares which became available for reissuance due to expired or forfeited options.

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

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

During 2016 and 2015 there were 45,000 and 62,500 new option grants, respectively. The assumptions used to measure the fair value of option grants in 2016 and 2015 were as follows:

Years Ended
December 31,
	2016	2015
Expected option term	6.0 to 6.5	4.0 to 6.5
Expected volatility factor	23.7% to 24.4%	23.8% to 26.7%
Risk-free rate	.90% to .99%	.90% to 1.28%
Expected annual dividend yield	—%	—%

The following table sets forth the stock option transactions for the year ended December 31, 2016:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2015	184,500	$6.21	6.80	$235,293
Granted	45,000	4.07
Exercised	(15,000)	3.41
Outstanding at December 31, 2016	214,500	$5.96	7.12	$17,340
Exercisable at December 31, 2016	109,495	$6.90	5.47	$8,880
Exercisable at December 31, 2015	83,500	$6.60	4.73	$106,565

The total intrinsic value of options exercised during 2016 and 2015 were $30,600 and $60,197, respectively. For the years ended December 31, 2016 and 2015, share-based compensation expense related to stock options and the non-cash issuance of common stock amounted to $47,256 and $29,178, respectively, and is included in general and administrative expenses. As of December 31, 2016 and 2015, there was $134,354 and $134,160 of unrecognized compensation costs, respectively, related to non-vested share-based compensation arrangements granted under the stock option plan.  This cost is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options issued in 2016 was $1.05.

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

As of December 31, 2016, there were options to purchase 214,500 shares and warrants to purchase 70,000 shares of the Company's common stock outstanding, all of which were anti-dilutive. Therefore, none of these options or warrants were included in the calculation of loss per share in 2016.

As of December 31, 2015, there were options to purchase 184,500 shares and warrants to purchase 70,000 shares of the Company's common stock outstanding, all of which were anti-dilutive.  Therefore, none of these options or warrants were included in the calculation of loss per share in 2015.

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table shows the calculation of earnings (loss) per share for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Loss from continuing operations	$(712,462)	$(791,776)
Income from discontinued operations, net of tax	—	362,610
Net loss available to common shareholders	$(712,462)	$(429,166)
Basic EPS:
Weighted average common shares outstanding	2,816,516	2,784,757
Earnings (loss) per share - basic
Continuing operations	$(0.25)	$(0.28)
Discontinued operations	—	0.13
Consolidated basic EPS	$(0.25)	$(0.15)
Diluted EPS:
Weighted average common shares outstanding	2,816,516	2,784,757
Assumed conversion of net common shares issuable under stock option plans	—	—
Assumed conversion of net common shares issuable under warrants	—	—
Weighted average common and common equivalent shares outstanding, diluted	2,816,516	2,784,757
Earnings (loss) per share - diluted
Continuing operations	$(0.25)	$(0.28)
Discontinued operations	—	0.13
Consolidated diluted EPS	$(0.25)	$(0.15)

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

	Revenue for the Years Ended December 31,
	2016	%	2015	%
Medical	$14,543,315	74	$16,770,788	78
Automotive/Industrial	3,787,312	19	2,839,926	13
Consumer Products	744,738	4	647,190	4
Military and Law Enforcement	383,254	2	943,603	4
Other	179,598	1	293,677	1
Total	$19,638,217	100	$21,495,184	100

Arrhythmia Research Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table sets forth, for the periods indicated, the consolidated revenue and percentages of revenue from continuing operations derived from the sales of all of the Company's products and services by geographic market.

	Revenue for the Years Ended December 31,
	2016	%	2015	%
United States	$12,206,761	62	$13,199,188	61
Asia	4,283,180	22	4,774,910	22
Europe	1,677,100	9	1,662,318	9
Canada	1,268,817	6	1,607,445	7
Other	202,359	1	251,323	1
Total	$19,638,217	100	$21,495,184	100

12.  Discontinued Operations

The Company's subsidiary, RMDDxUSA Corp. and its Prince Edward Island subsidiary RMDDx Corporation (collectively "WirelessDx"), discontinued operations in 2012, filed for relief under Chapter 7 (Liquidation) of the United States Bankruptcy Code in 2014 and in March 2015, the Chapter 7 Order was formally discharged and the case was closed.  In 2015, net income of $362,610 was recorded from discontinued operations as a result of the related write-off of the remaining liabilities and cumulative translation adjustment.

13.  Subsequent Events

Assets held for sale

In January 2017, the Company entered into a Second Amendment to the Purchase and Sale Agreement (the “Second Amendment”) related to the sale of certain real estate recorded as assets held for sale (see Note 4).  The Second Amendment (i) permits the Buyer to assign the Agreement to a third party; (ii) extends the term of the $4,000 per month extension fee from January  2018 to March 2018 and (iii) and amends the term of the additional extension fee of $7,500 per month to April 2018 through July 2018.

Company name change

On March 9, 2017, Arrhythmia Research Technology, Inc. (the “Company”) filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Delaware Secretary of State to amend Article First of the Company’s Certificate of Incorporation to change the name of the corporation to “Micron Solutions, Inc.”.  The effective date of the amendment is March 24, 2017.