Form 10-Q
period 2017-03-31
MICRON SOLUTIONS INC /DE/
filed 2017-05-12
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

001-9731

(Commission file No.)

Micron Solutions, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	72‑0925679
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

25 Sawyer Passway

Fitchburg, Massachusetts  01420

(Address of principal executive offices and zip code)

(978) 345-5000

(Registrant's telephone number, including area code)

Arrhythmia Research Technology, Inc.

_________________________________________________________________

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non‑Accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 10, 2017 there were 2,820,999 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$265,142	$380,381
Trade accounts receivable, net of allowance for doubtful accounts of $36,000 at March 31, 2017 and $30,000 at December 31, 2016	3,241,771	2,276,608
Inventories	3,353,283	3,060,085
Prepaid expenses and other current assets	577,146	614,362
Total current assets	7,437,342	6,331,436
Property, plant and equipment, net	6,528,482	6,440,911
Assets held for sale, net	688,750	688,750
Intangible assets, net	34,935	30,093
Other assets	135,345	156,231
Total assets	$14,824,854	$13,647,421
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$2,610,795	$1,785,795
Equipment line of credit	416,949	102,500
Term notes payable, current portion	478,144	487,468
Accounts payable	2,076,887	1,744,261
Accrued expenses and other current liabilities	434,847	333,361
Customer deposits	93,642	122,290
Deferred revenue, current	186,764	224,988
Total current liabilities	6,298,028	4,800,663
Long-term liabilities:
Term notes payable, non-current portion	1,860,208	1,970,863
Subordinated promissory notes	434,229	432,011
Deferred revenue, non-current portion	132,953	156,953
Total long-term liabilities	2,427,390	2,559,827
Total liabilities	8,725,418	7,360,490
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,820,999 outstanding at March 31, 2017 and 3,926,491 issued, 2,816,639 outstanding at December 31, 2016	39,265	39,265
Additional paid-in-capital	11,471,643	11,457,320
Treasury stock at cost, 1,105,492 shares at March 31, 2017 and 1,109,852 shares at December 31, 2016	(3,016,667)	(3,028,564)
Accumulated deficit	(2,394,805)	(2,181,090)
Total shareholders’ equity	6,099,436	6,286,931
Total liabilities and shareholders’ equity	$14,824,854	$13,647,421

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$5,264,977	$4,983,281
Cost of sales	4,526,882	4,298,162
Gross profit	738,095	685,119

Selling and marketing	265,873	293,346
General and administrative	616,829	690,635
Research and development	29,296	25,843
Total operating expenses	911,998	1,009,824

Net loss from operations	(173,903)	(324,705)
Other expense:
Interest expense	(63,901)	(60,220)
Other income, net	24,089	777
Total other expense, net	(39,812)	(59,443)
Loss before income tax provision (benefit)	(213,715)	(384,148)
Income tax provision (benefit)	—	—
Net loss	$(213,715)	$(384,148)
Earnings (loss) per share - basic and diluted	$(0.08)	$(0.14)
Weighted average common shares outstanding - basic and diluted	2,818,819	2,816,144

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(213,715)	$(384,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(12,315)	—
Depreciation and amortization	395,559	361,440
Non-cash interest expense	8,364	6,921
Change in allowance for doubtful accounts	(6,000)	—
Share-based compensation expense	26,221	15,133
Changes in operating assets and liabilities:
Accounts receivable	(959,163)	(541,196)
Inventories	(293,198)	3,641
Prepaid expenses and other current assets	37,216	(23,400)
Other non-current assets	20,886	29,355
Accounts payable	332,626	118,143
Accrued expenses and other current liabilities	101,485	98,993
Customer deposits	(28,648)	266,255
Deferred revenue, current	(38,224)	(14,294)
Other non-current liabilities	(24,000)	8,097
Net cash provided by (used in) operating activities	(652,906)	(55,060)
Cash flows from investing activities:
Purchases of property, plant and equipment	(493,576)	(373,259)
Proceeds from sale of property, plant and equipment	23,200	—
Cash paid for patents and trademarks	(5,281)	—
Net cash provided by (used in) investing activities	(475,657)	(373,259)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	825,000	470,000
Proceeds from equipment line of credit	314,449	—
Payments on term notes payable	(126,125)	(144,823)
Proceeds from stock option exercises	—	51,150
Net cash provided by (used in) financing activities	1,013,324	376,327
Net increase (decrease) in cash and cash equivalents	(115,239)	(51,992)
Cash and cash equivalents, beginning of period	380,381	272,291
Cash and cash equivalents, end of period	$265,142	$220,299

	Three Months Ended
	March 31,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$59,086	$55,579

Non-cash activities:
Issuance of Treasury Stock for Directors Fees	$11,250	$—

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The consolidated financial statements (the "financial statements") include the accounts of Micron Solutions, Inc.® (“Micron Solutions”) and its subsidiary, Micron Products, Inc.® ("Micron" and together with Micron Solutions, the “Company”).    All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 22, 2017.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Operating matters and liquidity

At March 31, 2017, the outstanding balance on the Company’s revolver under its credit facility was $2,610,795. The revolver has a maturity date of June 2017 (see Note 6).  On May 9, 2017, the bank approved the renewal of the revolver for a one year term, expiring June 30, 2018 under substantially the same terms as the current revolver (see Note 10).  While the Company has experienced net losses in seven of its last nine quarters, the Company believes that the renewal of the revolver, cash flows from its operations, together with its existing working capital, increased booked orders and other resources will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months; however, there can be no assurance that the Company will be able to do so.

Assessment of going concern

The Company follows accounting standard ASU No. 2014-15, ―Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new accounting standard requires management to evaluate whether there are conditions that give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. Management evaluations include identifying relevant conditions and events that were known and reasonably knowable as of the date these financial statements have been issued.

At December 31, 2016, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s ability to renew the revolver which matures in June 2017 negative financial history and the Company’s limited liquidity to meet the working capital needs to support the Company’s operations. Similar conditions exist as of March 31, 2017.

Management’s assessment included an analysis of the Company’s financial forecasts. Management’s assessment also considered the Company’s history of meeting financial covenants and being able to renew and refinance its debt obligations. Based on the renewal of the Company’s revolver (see Note 10), cash forecasts, expected fulfillment of booked orders from existing customers, new customer prospects, and the closing on the sale of certain real estate held for sale, the Company expects to continue to meet its financial covenants and its obligations for the next year.

2.  Earnings per Share ("EPS")

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per share is similar to the computation of

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

basic earnings (loss) per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversions of those potential shares.    For the three months ended March 31, 2017 and 2016 all shares are anti-dilutive.  For this reason the EPS table has been removed.

3.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$1,055,210	$1,027,474
Work-in-process	726,121	537,858
Finished goods	1,571,952	1,494,753
Total	$3,353,283	$3,060,085

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $600,092 and $521,746 as of March 31, 2017 and December 31, 2016, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			March 31,	December 31,
	(in years)			2017	2016
Machinery and equipment	3	to	15	$17,085,287	$16,647,302
Building and improvements	5	to	25	3,986,715	3,986,715
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,508,342	1,504,776
Construction in progress				115,145	402,099
Total property, plant and equipment				22,786,202	22,631,605
Less: accumulated depreciation				(16,257,720)	(16,190,694)
Property, plant and equipment, net				$6,528,482	$6,440,911

For the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $395,120 and $361,001, respectively.

In January 2016, the Company entered into a Purchase and Sale Agreement (Agreement) with a Buyer (collectively the “Parties”) to sell two unoccupied buildings, with approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.

In December 2016, the Parties entered into a First Amendment to the Purchase and Sale Agreement (the First Amendment) which extended the time to close to January 13, 2018.   As part of the consideration for extending the Agreement the Buyer agreed to pay certain extension fees.

In January 2017, the Parties entered into a Second Amendment to the Purchase and Sale Agreement (the Second Amendment) to further extend the time to close to July 2018.   The Second Amendment permits the Buyer to assign the Agreement to a third party and extends the extension fees through July 2018 or the culmination of the agreement.

At March 31, 2017 and December 31, 2016, the real estate under agreement was classified as Assets Held for Sale valued at $688,750.  The carrying value approximated the fair value less the cost to sell.

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three months ended March  31, 2017 and 2016,  the Company did not impair any intangible assets.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

Intangible assets consist of the following:

	Estimated	March 31, 2017			December 31, 2016
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,290	$10,177	$16,113	$26,290	$9,738	$16,552
Patents and trademarks pending	—	18,822	—	18,822	13,541	—	13,541
Total intangible assets		$45,112	$10,177	$34,935	$39,831	$9,738	$30,093

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $439.

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	March 31,	December 31,
	2017	2016
Revolving line of credit	$2,610,795	$1,785,795
Equipment line of credit	$416,949	$102,500
Subordinated promissory notes	$434,229	$432,011

Term notes payable:
Commercial term loan	$2,293,498	$2,398,870
Equipment notes	44,854	59,461
Total term notes payable	$2,338,352	$2,458,331

Total Debt	$5,800,325	$4,778,637

Bank Debt

The Company has a multi-year credit facility with a Massachusetts based bank.  This credit facility consists of a revolving line of credit (the "revolver"), a commercial term loan and an equipment line of credit.  The debt is secured by substantially all assets of the Company with the exception of real property.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at March 31, 2017). The revolver has a maturity date of June 2017.  Amounts available to borrow under the revolver are $848,719 at March 31, 2017.

On May 9, 2017, the Company’s bank approved the renewal of the Company’s revolver for a one year term, expiring June 30, 2018, under substantially the same terms as the current revolver, subject to certain closing requirements.  The Company expects to close on the renewal prior to the end of June 2017.

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

Equipment line of credit

In November 2016, the Company entered into an equipment line of credit that allows for advances of up to $1.0 million under the Company's multi-year credit facility. The term of this equipment line of credit is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

At March 31, 2017, $416,949 has been drawn on the equipment line of credit.  At December 31, 2016, $102,500 had been drawn on the equipment line of credit.

Debt issuance costs

The amount of the commercial term loan presented in the table above is net of debt issuance costs of $39,712 and $45,858 at March 31, 2017 and December 31, 2016 respectively.

Bank covenants

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of March 31, 2017.

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

In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock, including 20,000 warrants to REF Securities, LLP, 20,000 warrants to the Foundation and 10,000 warrants to Mr. Marinos.  The warrants were exercisable through December 2016 at an exercise price of $3.51 per share.  In 2014, 30,000 warrants were exercised, including 20,000 by the Foundation.  No warrants were exercised in 2015 or 2016.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining 70,000 warrants was extended to December 31, 2018.  The exercise price remained unchanged at $3.51 per share.  The 70,000 warrants remain unexercised at March 31, 2017.

In the fourth quarter of 2016, the Company calculated the incremental fair value of extending the expiration date of the Notes and Warrants and determined that the amendment represented a debt modification in accordance with the guidance outlined in ASC-470, “Debt”.  Using the Black-Scholes model, and the 10% test, the Company determined that the incremental fair value of the warrants to be $18,310 which was recorded as a reduction against the Notes and an increase in Additional Paid-in Capital.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

The discount on the notes is being recognized as non-cash interest expense over the term of the notes. The Company recorded $2,218 and $6,921 for three months ended March 31, 2017 and 2016 of non-cash interest expense related to the amortization of the discount. The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $15,771 at March 31, 2017 and $17,989 at December 31, 2016.

7.  Income Taxes

No provision for income taxes has been recorded in the three months ended March 31, 2017 or 2016, respectively.    The Company has a full valuation allowance against its deferred tax assets as of March 31, 2017 and December 31, 2016.

At March 31, 2017 the Company has federal and state net operating loss carryforwards totaling $9,124,000 and $10,780,000, respectively, which begin to expire in 2030. The Company also has federal and state tax credit carryovers of $305,800 and $188,000 respectively. The federal and state tax credits begin to expire in 2026 and 2027, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

In the second quarter of 2016 the Company consolidated its operating leases.  Lease expense under all operating leases was approximately $7,230 and $3,322 for the three months ended March 31, 2017 and 2016, respectively.

9.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the three months ended March 31, 2017:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2016	214,500	$5.96	7.12	$17,340
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2017	214,500	$5.96	6.87	$30,470
Exercisable at March 31, 2017	115,495	$6.92	5.37	$14,280
Exercisable at December 31, 2016	109,495	$6.90	5.47	$8,880

For the three months ended March 31, 2017 and 2016, share-based compensation expense related to stock options amounted to $14,971 and $15,133, respectively, and is included in general and administrative expenses.

For the three months ended March 31, 2017,  no options were granted, exercised, forfeited or expired.

For the three months ended March 31, 2016,  no options were granted, forfeited or expired.  For the three months ended March 31, 2016,  15,000 options were exercised generating proceeds of $51,150.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

Warrants

For the three months ended March 31, 2017 and 2016, there were no warrants exercised. As of March 31, 2017,  70,000 warrants remain unexercised including 20,000 by the Company’s largest beneficial owner, REF Securities, LLP, and 10,000 by Mr. E. P. Marino, a director of the Company.  The warrants expire in December 2018.

Common Stock

For the three months ended March 31, 2017, the Company granted 4,360 shares of the Company’s common stock with a fair value of $11,250 for director fess in lieu of cash payments.  For the three months ended March 31, 2016 there were no such stock grants.

10.  Subsequent Events

Bank debt

In May 2017, the Company’s bank approved the renewal of the Company’s revolving line of credit for a one year term, maturing in June 2018, under substantially the same terms as the current revolver, subject to the Company meeting certain closing requirements.  The Company expects to receive a commitment letter from the bank in May 2017 and expects to close on the renewal in June 2017.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2016.

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately thirty five percent of its revenue derived from exports.

Operating matters and liquidity

At March 31, 2017, the outstanding balance on the Company’s revolver under its credit facility was $2,610,795. The revolver has a maturity date of June 2017 (see Note 6 to the condensed, consolidated financial statements).  On May 9, 2017, the bank approved the renewal of the revolver for a one year term, expiring June 30, 2018 under substantially the same terms as the current revolver (see Note 10 to the condensed, consolidated financial statements).  While the Company has experienced net losses in seven of its last nine quarters, the Company believes that the renewal of the revolver, cash flows from its operations, together with its existing working capital, increased booked orders and other resources will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months; however, there can be no assurance that the Company will be able to do so.

Assessment of going concern

The Company follows accounting standard ASU No. 2014-15, ―Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new accounting standard requires management to evaluate whether there are conditions that give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. Management evaluations include identifying relevant conditions and events that were known and reasonably knowable as of the date these financial statements have been issued.

At December 31, 2016, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s ability to renew the revolver which matures in June 2017, negative financial history and the Company’s limited liquidity to meet the working capital needs to support the Company’s operations.  Similar conditions existed at March 31, 2017.

Management’s assessment included an analysis of the Company’s financial forecasts. Management’s assessment also considered the Company’s history of meeting financial covenants and being able to renew and refinance its debt obligations. Based on the renewal of the Company’s revolver (see Note 10 to the condensed, consolidated financial statements), cash forecasts, expected fulfillment of booked orders from existing customers, new customer prospects, and the closing on the sale of certain real estate held for sale, the Company expects to continue to meet its financial covenants and its obligations for the next year.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended
	March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	86.0	86.3
Gross profit	14.0	13.7
Selling and marketing	5.0	5.9
General and administrative	11.7	13.9
Research and development	0.6	0.5
Other expense	0.8	1.2
Loss before income taxes	(4.1)	(7.8)
Income tax provision	—	—
Net loss	(4.1)%	(7.8)%

Net Sales

The Company's consolidated net sales for the three months ended March 31, 2017 was $5,264,977, an increase of $281,696, or 5.7%, when compared to the consolidated net sales of $4,983,281 for the three months ended March 31, 2016.  The increase in net sales for the three months ended March 31, 2017 was due primarily to an increase in net sales of thermoplastic injection molding and net tooling revenue, partially offset by decreased net sales of sensors and orthopedic implant components and instruments.

Net sales of thermoplastic injection molding for the three months ended March 31, 2017 increased 27.5% over the same period in 2016.  The increase was due to increased sales volume of automotive components as well as increased sales volume of military and law enforcement components when compared to the same period in 2016.  Additionally, net sales of tooling, net of deferred revenue, increased due largely to tooling for new components from new and existing customers, for both the thermoplastic injection molding and machining product lines across the medical and military, industrial and law enforcement industries.

These increases above were partially offset by a decrease in net sales of sensors of 9.6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease was largely due to lower shipments and price concessions compared to the same period last year, partially offset by an increase in silver surcharge billed due to an increase in the weighted average cost of silver.

These increases above were also partially offset by a decrease in net sales of orthopedic implant components and instruments of 5.5% for the three months ended March 31, 2017 when compared to the same prior year period.   The decrease is due primarily to reduced demand of femoral components from one large customer beginning in the third quarter of 2016.  Partially offsetting the decrease was new business from three new customers for which the Company has expanded its machining operations to include surgical instrumentation including cutting guides, as well as hip stems, keel trays and other orthopedic components beginning in the second quarter of 2016.

Gross Profit

The Company's gross profit for the three months ended March 31, 2017 was $738,095, an increase of $52,976, or 7.7%, when compared to gross profit of $685,119 for the same period in 2016. Gross profit as a percentage of sales for the three months ended March 31, 2017 increased to 14.0%, or 0.3 points from 13.7% for the three months ended March 31, 2016.  The increase in gross profit was due primarily to an increase in gross profit from thermoplastic injection molding, net tooling and sensors, partially offset by lower gross profit from orthopedic implant components and instruments.

The increase in gross profit for the three months ended March 31, 2017 was primarily due to a 24.5% increase in gross profit from thermoplastic injection molding due largely to increased sales volume.  Gross margin as a percent of sales decreased by 0.8 points due to customer and product mix.

Gross profit for the three months ended March 31, 2017 also increased as a result of increased sales of tooling from new and existing customers across the medical and military and law enforcement industries.

Gross profit for sensors the three months ended March 31, 2017 increased 0.3%.  Lower shipment volume and price concessions resulted in margin deterioration which was offset by an increase in the weighted average cost of silver.

The increase in gross profit above, for the three months ended March 31, 2017 versus the same prior year period, was partly offset by a decrease in gross profit of 28.7% from orthopedic implant components and instrumentation.  The decrease in gross profit was due largely to additional time and materials for reworking new components from new customers in the first two months of the quarter as the Company refined the manufacturing process for the new product offerings for completion and shipment of parts in March.

The increase in gross profit for the three months ended March 31, 2017 versus the same prior year period was also partly offset by a 24.9% increase in expenses for other indirect manufacturing overhead departments.     The higher expenses were due in part to higher mold shop maintenance and repairs due to an increase in machine utilization requirements as a result of increased volume of thermoplastic injection molding.  The higher expenses were also due in part to increased engineering and quality costs largely associated with the machining product line.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $265,873  (5.0% of net sales) for the three months ended March 31, 2017 as compared to $293,346  (5.9% of net sales) for the three months ended March 31, 2016,  a decrease of $27,473, or 9.4%.  For the three months ended March 31, 2017, the decrease was primarily due to decreased compensation of $38,253 as a result of the departure of a sales person and customer service representative in the first quarter of 2017.  Additionally, commissions decreased $13,752 due in part to the mix of commissionable parts.  Partially offsetting these decreases was an increase of $24,532 in other sales and marketing expenses in part related to new marketing materials and attendance at trade shows.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $616,829  (11.7% of net sales) for the three months ended March 31, 2017 as compared to $690,635  (13.9%  of net sales) for the three months ended March 31, 2016 a decrease of $73,806, or 10.7%.  The decrease in general and administrative expenses is mainly due to lower legal fees and lower consulting fees.  Legal fees for the three months ended March 31, 2017 decreased from same prior year period by $45,527 due to legal fees related to investor relations in the first quarter of 2016.  Consulting fees were $58,748 lower than the same prior year quarter due largely to $51,600 of recruiting agency fees related to the replacement of three positions in the first quarter of 2016.

Research and Development

The Company's consolidated research and development expenses increased to $29,296  (0.6% of net sales) for the three months ended March 31, 2017 as compared to $25,843  (0.5% of net sales) for the three months ended March 31, 2016, an increase of $3,453.

Other Expense, net

Other expense, net decreased to $39,812 for the three months ended March 31, 2017, as compared to $59,443, for the three months ended March 31, 2016, a decrease of $19,631.  The decrease in other expense was due largely to gains on sales of fixed assets of $12,315 in the three months ended March 31, 2017.  In addition, in the three months ended March 31, 2017 the Company received other income of $12,000 from extension fees related to the assets held for sale.  The decreases in other expense were partly offset by an increase in interest expense of $3,681 due to higher principal balances outstanding on the revolver.

Income Tax Provision

The tax provisions for the three months ended March 31, 2017 and 2016 attributable to the U.S. federal and state income taxes are zero. The Company’s combined federal and state effective income tax rate from continuing operations for both the three months ended March 31, 2017 and 2016 of 0% is due to the deferred tax assets being fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended March 31, 2017 was $0.08 per share as compared to basic and diluted loss of $0.14 per share for the same period in 2016, a decrease in the loss per share of $0.06. The decrease in the loss per share for the three months ended March 31, 2017, is due to an increase in net sales and a decrease in operating expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

Lease expense under all operating leases was approximately $7,230 and $3,322 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Working capital was $1,139,314 as of March 31, 2017, as compared to $1,530,773 at December 31, 2016, a decrease of $391,459.  Cash and cash equivalents were $265,142 and $380,381 at March 31, 2017 and December 31, 2016, respectively, a decrease of $115,239.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable, net of allowance for doubtful accounts were $3,241,771 and $2,276,608 at March 31, 2017 and December 31, 2016, respectively, an increase of $965,163 due to higher net sales in the last two weeks of March 2017.

Inventories were $3,353,283 at March 31, 2017, as compared to $3,060,085 at December 31, 2016, an increase of $293,198.  Work-in-process inventory increased $188,263 primarily as a result of increased orthopedic implant components and instruments as well as an increase in silver in work-in-process.   Finished goods inventory increased $77,199 due in part to the increase in the value of silver in finished goods inventory as well as higher inventory being held at customer locations.

Accounts payable were $2,076,887 and $1,744,261 at March 31, 2017 and December 31, 2016, respectively, an increase of  $332,626 due largely to the timing of disbursements.  Accrued expenses and other current liabilities increased $101,485 for the three months ended March 31, 2017 as compared to December 31, 2016 due in part to an increase in payroll accruals based on timing of quarter end.  These increases were partly offset by decreases in the current portion of deferred revenue of $38,224 and customer deposits of $28,648, both related to tooling.

Capital equipment expenditures were $493,576 for the three months ended March 31, 2017, due to investments in machinery and equipment primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding as compared to $373,259 in the same period in 2016.

At March 31, 2017, the Company’s total debt was $5,800,325 as compared to $4,778,637 at December 31, 2016, an increase of $1,021,688.  The increase is due largely to $825,000 in net borrowing from the revolver and $314,449 of borrowings from the equipment line of credit to fund working capital and finance investments in capital equipment, respectively, partially offset by payments of $126,125 on term debt.

The total outstanding balance of the Company’s term debt decreased $119,979 to $2,338,352 at March 31, 2017 as compared to $2,458,331 at December 31, 2016 due to regular payments on the term debt.

The Company has a multi-year credit facility with a Massachusetts based bank.  At March 31, 2017, this credit facility consisted of a revolving line of credit (the "revolver"), a commercial term loan and an equipment line of credit.  The bank facility contains both financial and non-financial covenants, all of which the Company is in compliance with at March 31, 2017.  The debt is secured by substantially all assets of the Company with the exception of real property.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 0.25% (3.75% at March 31, 2017). The revolver has a maturity date of June 2017. Amounts available to borrow under the revolver are $848,719 at March 31, 2017.

On May 9, 2017, the Company’s bank approved the renewal of the Company’s revolver for a one year term, expiring June 30, 2018, under substantially the same terms as the current revolver, subject to certain closing requirements.  The Company expects to close on the renewal prior to the end of June 2017.

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

In November 2016, the Company entered into an equipment line of credit under that allows for advances of up to $1.0 million under the Company's multi-year credit facility. The term of this equipment line of credit is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line of credit is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan. At March 31, 2017, $416,949 has been drawn on the equipment line of credit.  At December 31, 2016, $102,500 had been drawn on the equipment line of credit.

The bank facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends. The Company was in compliance with all bank covenants as of March 31, 2017.

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

No dividends were declared or paid in the three months ended March 31, 2017 and 2016.

The Company believes that the renewal of the revolver, cash flows from its operations, together with its existing working capital, increased booked orders and other resources will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months; however, there can be no assurance that the Company will be able to do so.

Summary of Changes in Cash Position

As of March 31, 2017, the Company had cash on hand of $265,142. For the three months ended March 31, 2017, net cash used in operating activities was $652,906.  Net cash used in investing activities for the three months ended March 31, 2017 was $475,657. Net cash provided by financing activities for the three months ended March 31, 2017 was $1,013,324.  The net cash flows for the three months ended March 31, 2017 are discussed in further detail below.

Operating Cash Flows

For the three months ended March 31, 2017, net cash used in operating activities was $652,906. Cash used in operating activities was impacted by an increase of $959,163, an increase in inventory of $293,198,  the net loss of $213,715 as well as decrease in deferred revenue, current portion, of $38,224 and customer deposits of $28,648.

These uses of cash were partly offset by non-cash add-backs for depreciation and amortization of $395,559 and share-based compensation of $26,221.  Cash was provided by an increase of $332,626 in accounts payable,  an increase of $101,485 in accrued expenses and other current liabilities.

Investing Cash Flows

For the three months ended March 31, 2017, net cash used in investing activities was $475,657. The net cash used was for capital expenditures of $493,576, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implants and instruments as well as custom injection molding equipment.

Financing Cash Flows

For the three months ended March 31, 2017, net cash provided by financing activities was $1,013,324. Cash was provided by net proceeds of $825,000 from the Company's revolver and proceeds of $314,449 from the equipment line of credit.  These proceeds were offset by payments on term notes payable of $126,125.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.1

Certificate of Amendment of Certificate of Incorporation dated March 8, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 14, 2017).

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

4.11	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
4.12	Form of Subordination Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013)
4.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).
4.14	Form of Amended and Restated Subordinated Promissory Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on October 17, 2016).
4.15

Form of Amendment No. w to Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K as filed with the Commission on October 17, 2016).

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

10.62

Fifth Amendment to Loan and Security Agreement dated as of November 15, 2016 (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Commission on March 22, 2017).

10.63

Commercial Term Promissory Note dated November 15, 2016 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Commission on March 22, 2017).

10.64

Commercial Equipment Line of Credit Promissory Note dated November 15, 2016 (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Commission on March 22, 2017).

10.65*	Executive Incentive Plan (incorporated by reference to Exhibit 10.65 to the Company's Current Report on Form 8-K as filed with the Commission on December 6, 2016).
10.66*

Employment Agreement between the Company and Salvatore Emma, Jr. dated as of January 1, 2017 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2016 as filed with the Commission on March 22, 2017).

10.67*

Employment Agreement between the Company and Derek T. Welch dated as of January 1, 2017 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2016 as filed with the Commission on March 22, 2017).

21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10‑K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

MICRON SOLUTIONS, INC.

May 11, 2017	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)