Form 10-Q
period 2017-09-30
MICRON SOLUTIONS INC /DE/
filed 2017-11-13
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

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

As of November 10, 2017 there were 2,833,153 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$524,606	$380,381
Trade accounts receivable, net of allowance for doubtful accounts of $46,000 at September 30, 2017 and $30,000 at December 31, 2016	2,898,677	2,276,608
Inventories	3,214,157	3,060,085
Prepaid expenses and other current assets	556,503	614,362
Total current assets	7,193,943	6,331,436
Property, plant and equipment, net	6,089,496	6,440,911
Assets held for sale, net	688,750	688,750
Intangible assets, net	57,812	30,093
Other assets	9,146	156,231
Total assets	$14,039,147	$13,647,421
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$3,070,000	$1,785,795
Equipment line of credit	504,781	102,500
Term notes payable, current portion	2,093,133	487,468
Accounts payable	1,711,661	1,744,261
Accrued expenses and other current liabilities	445,338	333,361
Customer deposits	260,433	122,290
Deferred revenue, current	122,889	224,988
Total current liabilities	8,208,235	4,800,663
Long-term liabilities:
Term notes payable, non-current portion	—	1,970,863
Subordinated promissory notes	438,739	432,011
Deferred revenue, non-current portion	—	156,953
Total long-term liabilities	438,739	2,559,827
Total liabilities	8,646,974	7,360,490
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,833,153 outstanding at September 30, 2017 and 3,926,491 issued, 2,816,639 outstanding at December 31, 2016	39,265	39,265
Additional paid-in-capital	11,508,256	11,457,320
Treasury stock at cost, 1,093,338 shares at September 30, 2017 and 1,109,852 shares at December 31, 2016	(2,983,501)	(3,028,564)
Accumulated deficit	(3,171,847)	(2,181,090)
Total shareholders’ equity	5,392,173	6,286,931
Total liabilities and shareholders’ equity	$14,039,147	$13,647,421

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$4,908,088	$4,713,123	$15,563,791	$14,825,417
Cost of sales	4,215,843	3,902,363	13,836,335	12,384,788
Gross profit	692,245	810,760	1,727,456	2,440,629

Selling and marketing	171,304	303,279	671,997	900,189
General and administrative	614,082	482,115	1,783,590	1,664,182
Research and development	26,787	24,534	84,427	74,792
Total operating expenses	812,173	809,928	2,540,014	2,639,163

Net income (loss) from operations	(119,928)	832	(812,558)	(198,534)
Other expense:
Interest expense	(83,835)	(69,596)	(235,165)	(193,092)
Other income, net	22,896	202	56,966	1,029
Total other expense, net	(60,939)	(69,394)	(178,199)	(192,063)
Net loss before income tax provision (benefit)	(180,867)	(68,562)	(990,757)	(390,597)
Income tax provision (benefit)	—	—	—	—
Net loss	$(180,867)	$(68,562)	$(990,757)	$(390,597)
Earnings (loss) per share - basic & diluted	$(0.06)	$(0.02)	$(0.35)	$(0.14)
Weighted average common shares outstanding - basic & diluted	2,821,263	2,816,639	2,820,369	2,816,475

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(990,757)	$(390,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(21,750)	—
Depreciation and amortization	1,208,872	1,152,001
Non-cash interest expense	23,211	20,762
Change in allowance for doubtful accounts	16,000	(30,000)
Share-based compensation expense	84,750	35,083
Changes in operating assets and liabilities:
Accounts receivable	(638,069)	460,983
Inventories	(154,072)	(1,025,759)
Prepaid expenses and other current assets	57,860	(130,953)
Other non-current assets	147,085	31,530
Accounts payable	(32,599)	411,278
Accrued expenses and other current liabilities	123,222	83,922
Customer deposits	138,143	298,627
Deferred revenue, current	(102,099)	(19,156)
Other non-current liabilities	(156,953)	(16,769)
Net cash provided by (used in) operating activities	(297,156)	880,952
Cash flows from investing activities:
Purchases of property, plant and equipment	(868,716)	(1,069,325)
Proceeds from sale of property, plant and equipment	34,600	—
Cash paid for patents and trademarks	(29,307)	—
Net cash provided by (used in) investing activities	(863,423)	(1,069,325)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	1,284,205	35,000
Proceeds from equipment line of credit	402,281	544,851
Payments on term notes payable	(381,682)	(477,900)
Proceeds from stock option exercises	—	51,150
Net cash provided by (used in) financing activities	1,304,804	153,101
Net increase (decrease) in cash and cash equivalents	144,225	(35,272)
Cash and cash equivalents, beginning of period	380,381	272,291
Cash and cash equivalents, end of period	$524,606	$237,019

	Nine Months Ended
	September 30,
Supplemental Cash Flow Information	2017	2016
Cash paid for interest	$202,327	$173,035

Non-cash activities:
Issuance of Treasury Stock for Directors Fees	$58,500	$—
Equipment line of credit converted to term notes payable	$—	$881,701

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

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

As of the date of this report, the Company is the lessee of office equipment in a single operating lease and is the lessee of a parking lot as well as storage units.  The Company is not a lessor in any arrangements.  The Company is evaluating other supplier relationships to determine if such arrangements constitute a lease per this guidance.  The Company expects to complete its evaluation prior to the end of 2017 and will evaluate the impact of adoption at that time.  The Company does not expect any material impact on reporting or on the results of operations.

ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.

As of the date of this report the Company has established a multi-disciplinary team including members of executive management, accounting, sales, operations and IT which is began implementation of a transition plan to the new guidance in the third quarter.  The team will evaluate all supply and manufacturing agreements with customers as well as the nature of other arrangements and relationships between the Company and all other customers (“arrangements”), to determine if a contract, as defined by the guidance, exists.  The Company has compiled a preliminary list of agreements and is evaluating them to determine if there is any potential impact to the accounting for the agreements under this guidance.  After evaluating the arrangements, the Company will determine the appropriate treatment for revenue recognition per the guidance compared to the Company’s present revenue recognition policy as outlined in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 22, 2017.  To date, the Company does not expect any material adverse financial impact from the adoption of this standard.

Operating matters and liquidity

Due to a non-compliance with the debt service coverage ratio covenant at June 30, 2017, the Company and the bank entered into a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018, provided no further events of default occur, and agreed to extend the revolver to March 31, 2018 subject to certain modifications of the agreement.    Should a further event of default occur, the bank has the right to demand payments of all notes.

Pursuant to the agreement, the interest rate under the revolver increased from the Prime Rate plus 0.25%, to the Prime Rate plus 1.00%, an increase of 75 basis points.  The Company also agreed to provide monthly financial reporting and daily cash sweeps and to a  modification of the equipment line of credit (the “equipment line”) to immediately terminate the availability of further advances under the equipment line rather than expiration thereof in November 2017 at which time the equipment line will convert into a five-year term note.  In addition, the bank agreed to modify the debt service coverage ratio calculation for the September 30, 2017 measurement date.  The Company is in compliance with this revised third quarter 2017 covenant calculation.    Additionally, under the agreement, and in accordance with its rights under subordination agreements between the bank and the Company’s subordinated note holders, the quarterly interest payments to the note holders have been deferred due to previous non-compliance with the debt service coverage ratio covenant until such time as the bank otherwise permits resumption thereof.

The Company is working with its bank under the extended credit facility while exploring alternative financing arrangements.  The Company believes that cash flows from its operations, together with its existing working capital, increased booked orders and other resources, and the expected securing of a new facility will be sufficient to enable the Company to fund operations at current levels and repay debt obligations over the next twelve months; however, there can be no assurance that the Company will be able to do so.

Assessment of going concern

The Company follows accounting standard ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The accounting standard requires management to evaluate whether there are conditions that give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. Management evaluations include identifying relevant conditions and events that were known and reasonably knowable as of the date these financial statements have been issued.

At December 31, 2016, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s ability to renew the credit facility which was maturing in June 2017, negative financial history and the Company’s limited liquidity to meet the working capital needs to support the Company’s operations.  While the Company was successful in extending the credit facility to March 31, 2018, similar conditions existed as of September 30, 2017.

As of the June 30, 2017 testing date, the Company was in compliance with the terms of the credit facility except with respect to the debt service coverage ratio covenant.  As a result of the non-compliance, the Company and the bank entered into a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018 and agreed to extend the revolver to March 31, 2018, subject to certain modifications to the agreement.  These

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

modifications include an increase in interest rates, daily cash sweeps, terminating the availability of further advances under the equipment line and modification of the debt service ratio covenant calculation for the September 30, 2017 measurement date.  The Company is in compliance with this revised third quarter 2017 covenant calculation.

Management’s assessment included an analysis of the Company’s year to date 2017 results and financial forecasts looking forward twelve months from the date of these financial statements. Management’s assessment also considered the Company’s history of meeting financial covenants and being able to renew and refinance its debt obligations.

During the first two quarters of 2017, the Company made strategic decisions to take on new large orders, at aggressive initial pricing, in order to land follow-on orders with lower material costs.  During this period the Company incurred extraordinary costs related to the starting up of these new customers, including increased scrap, tooling, labor, rework, expediting charges from suppliers, shift premiums and overtime, in order to meet customer delivery requirements.  The Company landed the follow-on orders with the lower material costs and mitigated the startup costs of these new products.

The forecasts for the second half of 2017 and 2018 reflect the actual and expected results of cost savings measures and productivity improvements implemented, beginning at the end of the second quarter of 2017.  These include more efficient use of labor by reducing overtime and modifying production schedules, process improvements, improved material yields, and decreased overhead expenses in part by compensation reductions for all salaried personnel including executive officers.  In July 2017, the Company engaged a manufacturing consultancy firm with a focus on plastics, medical devices, contract manufacturing and outsourcing to analyze and benchmark the Company’s operations, suggest business development strategies and improve operating performance. Additionally, in August 2017, the Company engaged an investment banking firm to evaluate the overall strategic direction of the Company.

The implementation of the cost savings measures and improvements yielded results in the third quarter of 2017.  Despite a $482,638 decrease in net sales, gross profit increased $310,408, or 7.0%  when compared to the second quarter of 2017.  Further savings in operating expenses also contributed to the improvement in net loss from operations of $434,005 in the second quarter 2017 to a net loss from operations of $42,322, excluding non-recurring charges of $77,606 related to outside efficiency related consulting fees in the third quarter of 2017.  The Company anticipates continued margin improvement and operating results through the fourth quarter and into 2018.

Management continues to work with its bank under the credit facility, which was extended to March 31, 2018, to further extend the credit facility while also exploring alternative financing arrangements. Based upon the continued results of cost savings measures and improvements as noted above, cash forecasts,  the expected fulfillment of booked orders from existing customers and new customer prospects, and the expected securing of a new credit facility, the Company expects to meet its debt obligations for the next twelve months, however there can be no assurance that the Company will be able to do so.  The financial statements do not include any adjustment that might result from the outcome of such uncertainties.

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

For the three months ended September 30, 2017 and 2016, basic and diluted earnings per share was a loss of $0.06 per share and a loss of $0.02 per share, respectively.  For the nine months ended September 30, 2017 and 2016, basic and diluted earnings per share was a loss of $0.35 per share and a loss of $0.14 per share, respectively.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

3.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$1,060,790	$1,027,474
Work-in-process	672,843	537,858
Finished goods	1,480,524	1,494,753
Total	$3,214,157	$3,060,085

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $506,991 and $521,745 as of September 30, 2017 and December 31, 2016, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			September 30,	December 31,
	(in years)			2017	2016
Machinery and equipment	3	to	15	$17,423,212	$16,647,302
Building and improvements	5	to	25	3,986,715	3,986,715
Vehicles	3	to	5	90,713	90,713
Furniture, fixtures, computers and software	3	to	5	1,538,316	1,504,776
Construction in progress				41,100	402,099
Total property, plant and equipment				23,080,056	22,631,605
Less: accumulated depreciation				(16,990,560)	(16,190,694)
Property, plant and equipment, net				$6,089,496	$6,440,911

For the three months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $405,402 and $406,122, respectively.  For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $1,207,283 and $1,150,683, respectively.

In  January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”)  with a Buyer (collectively the “Parties”) to sell two unoccupied buildings, with approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.

In December 2016, the Parties entered into a First Amendment to the Agreement (the “First Amendment”) which extended the time to close to January 13, 2018.   As part of the consideration for extending the Agreement the Buyer agreed to pay certain extension fees.

In January 2017, the Parties entered into a Second Amendment to the Agreement (the “Second Amendment”) to further extend the time to close to July 2018.   The Second Amendment permits the Buyer to assign the Agreement to a third party and extends the extension fees through July 2018 or the culmination of the Agreement.

On July 13, 2017, the Parties entered into a Third Amendment to the Agreement (the “Third Amendment”) to further extend the time to close to June 2019.  The Third Amendment permitted the Buyer to contract with outside parties to conduct certain due diligence activities on the property up until August 13, 2017.  Additionally, the Third Amendment further extended the extension fees through June 2019, or the culmination of the Agreement, and allows for the Buyer to defer the last six months of extension fees to be settled at closing.

On September 28, 2017, the Parties entered into a Fourth Amendment to the Agreement (the “Fourth Amendment”) to extend the time allowed to the Buyer to complete due diligence activities on the property from August 13, 2017 until October 13, 2017.

At September 30, 2017 and December 31, 2016, the real estate under agreement was classified as Assets Held for Sale valued at $688,750.  The carrying value approximated the fair value less the cost to sell.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

5.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three and nine months ended September 30, 2017 and 2016,  the Company did not impair any intangible assets.

Intangible assets consist of the following:

	Estimated	September 30, 2017			December 31, 2016
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$26,290	$11,057	$15,233	$26,290	$9,738	$16,552
Patents and trademarks pending	—	39,581	—	39,581	13,541	—	13,541
Trade names	—	3,268	270	2,998	—	—	—
Total intangible assets		$69,139	$11,327	$57,812	$39,831	$9,738	$30,093

For the three months ended September 30, 2017 and 2016, the Company recorded amortization expense of $602 and $439, respectively.  For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense of $1,588 and $1,318, respectively.

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	September 30,	December 31,
	2017	2016
Revolving line of credit	$3,070,000	$1,785,795
Equipment line of credit	$504,781	$102,500
Subordinated promissory notes	$438,739	$432,011

Term notes payable:
Commercial term loan	$2,078,006	$2,398,870
Equipment notes	15,127	59,461
Total term notes payable	$2,093,133	$2,458,331

Total Debt	$6,106,653	$4,778,637

Bank Debt

The Company has a multi-year credit facility with a Massachusetts based bank.  This credit facility consists of a revolving line of credit (the "revolver"), a commercial term loan and an equipment line of credit (“equipment line”).  The debt is secured by substantially all assets of the Company with the exception of real property.

Due to a non-compliance with the debt service coverage ratio covenant at June 30, 2017, the Company and the bank entered into a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018, provided no further events of default occur, and agreed to extend the revolver to March 31, 2018 subject to certain modifications of the agreement.  Should a further event of default occur, the bank has the right to demand payments of all notes.

Pursuant to the agreement, the interest rate under the revolver increased from the Prime Rate plus 0.25%, to the Prime Rate plus 1.00%, an increase of 75 basis points.  The Company also agreed to provide monthly financial reporting and daily cash sweeps and to a  modification of the equipment line to immediately terminate the availability of further advances under the equipment line rather than expiration thereof in November 2017 at which time the equipment line will convert into a five-year term note.  In addition, the bank agreed to modify the debt service coverage ratio calculation for the September 30, 2017 measurement date.  The Company is

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

in compliance with this revised third quarter covenant calculation.  As a result of having entered into the agreement, all of the Company’s bank debt has been classified as current liabilities as of September 30, 2017.

Revolver

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 1.00%  (5.25% at September 30, 2017).  Amounts available to borrow under the revolver are $95,767 at September 30, 2017.

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

Equipment line of credit

In November 2016, the Company entered into the equipment line that allows for advances of up to $1.0 million under the Company's multi-year credit facility. The term of this equipment line is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

Pursuant to the Company’s September 29, 2017 agreement with the bank, the bank terminated the availability of further advances under the equipment line rather than the expiration thereof in November 2017 at which time the equipment line will convert into a five-year term note.    At September 30, 2017,  $504,781 has been drawn on the equipment line.  At December 31, 2016, $102,500 had been drawn on the equipment line.

Debt issuance costs

The amount of the commercial term loan presented in the table above is net of debt issuance costs of $29,374 and $45,858 at September 30, 2017 and December 31, 2016, respectively.

Bank covenants

The credit facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt service coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

As of the June 30, 2017 testing date, the Company was in compliance with the terms of the credit facility except with respect to the debt service coverage ratio covenant.  As a result of the non-compliance, the Company entered into the September 29, 2017 agreement with the bank whereby, among other things, the bank agreed to forbear collections of all outstanding debt prior to March 31, 2018.  In addition, the bank agreed to modify the debt service coverage ratio calculation for the September 30, 2017 measurement date.  The Company is in compliance with this revised third quarter covenant calculation.

Other Debt

Equipment notes

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

Subordinated promissory notes

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The unsecured notes required quarterly interest-only payments at a rate of 10% per annum for the first two years.  In December 2015, the interest rate increased to 12% per annum.  Three related parties participated in the private offering as follows:  REF Securities, LLP, and with Mr. Rodd E. Friedman,  a director of the Company since July 21, 2017, a  beneficial owner of approximately 13% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 10% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, a director, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

In October 2016, the Company and six of the seven investors in the private offering, aggregating $450,000 of the notes, including the three related parties holding $250,000 of the notes, agreed to extend the maturity dates of the notes to December 31, 2018 at a rate of 10% per annum.  One investor did not extend the maturity date and that $50,000 note was paid at maturity in December 2016.  The notes are subordinated to all indebtedness of the Company pursuant to its multi-year bank credit facility. Pursuant to the subordination agreements entered into among the bank, each of the note holders, and the Company upon issuance of the subordinated notes, quarterly interest payments to the note holders have been deferred due to the non-compliance with the debt service coverage ratio covenant until such time as the bank otherwise permits resumption thereof.

In connection with the subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock, including 20,000 warrants to REF Securities, LLP, 20,000 warrants to the Foundation and 10,000 warrants to Mr. Marinos.  The warrants were exercisable through December 2016 at an exercise price of $3.51 per share.  In 2014, 30,000 warrants were exercised, including 20,000 by the Foundation.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining 70,000 warrants was extended to December 31, 2018.  The exercise price remained unchanged at $3.51 per share.  The 70,000 warrants remain unexercised at September 30, 2017.

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

The discount on the notes is being recognized as non-cash interest expense over the term of the notes. The Company recorded $2,218 and $6,727 for the three months ended September 30, 2017 and 2016,  and $6,921 and $20,763 for the nine months ended September 30, 2017 and 2016, respectively.

The unamortized discount which is net against the outstanding balance of the subordinated promissory notes is $11,261 at September 30, 2017 and $17,989 at December 31, 2016.

7.  Income Taxes

No provision for income taxes has been recorded in the three or nine months ended September 30, 2017 or 2016, respectively.    The Company has a full valuation allowance against its deferred tax assets as of September 30, 2017 and December 31, 2016.

At September 30, 2017,  the Company has federal and state net operating loss carryforwards totaling $9,124,000 and $8,196,000, respectively, which begin to expire in 2030. The Company also has federal and state tax credit carryovers of $303,000 and $357,000 respectively. The federal and state tax credits begin to expire in 2026 and 2027, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2017

Notes to the Condensed Consolidated Financial Statements (unaudited)

Off-balance sheet arrangements

Lease expense under all operating leases was approximately $4,615 for the three months ended September 30, 2017 and 2016, respectively, and $13,114 and $14,444 for the nine months ended September 30, 2017 and 2016, respectively.

9.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the nine months ended September 30, 2017:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2016	214,500	$5.96	7.12	$17,340
Granted	—	—
Exercised	—	—
Forfeited	(7,000)	4.26
Expired	(2,000)	3.67
Outstanding at September 30, 2017	205,500	$6.04	6.33	$28,750
Exercisable at September 30, 2017	115,495	$6.88	5.93	$17,980
Exercisable at December 31, 2016	109,495	$6.90	5.47	$8,880

For the three months ended September 30, 2017 and 2016, share based compensation expense related to stock options amounted to $5,083 and $4,492, respectively.  For the nine months ended September 30, 2017 and 2016, share-based compensation expense related to stock options amounted to $26,250 and $35,083, respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended September 30, 2017, no options were granted or exercised, 3,000 options were forfeited and 2,000 options expired due to employee terminations.  For the three months ended September 30, 2016, no options were granted, exercised, forfeited or expired.

For the nine months ended September 30, 2017, no options were granted or exercised, 7,000 options were forfeited and 2,000 options expired due to employee terminations.  For the nine months ended September 30, 2016, 5,000 options were granted and 15,000 options were exercised generating proceeds of $51,150.

Warrants

For the three months ended September 30, 2017 and 2016, there were no warrants exercised. As of September 30, 2017,  70,000 warrants remain unexercised, including 20,000 held by the Company’s largest beneficial owner, REF Securities, LLP and with Mr. Rodd E. Friedman,  a director of the Company, and 10,000 held by Mr. E. P. Marinos, a director of the Company.  The warrants expire in December 2018.

Common Stock

For the three months ended September 30, 2017, the Company issued 12,154 shares of the Company’s common stock, pursuant to the 2010 Equity Incentive Plan, with a fair value of $47,250 for director fees in lieu of cash payments.  For the three months ended September 30, 2016, there were no such stock grants.

For the nine months ended September 30, 2017, the Company issued 16,514 shares of the Company’s common stock, pursuant to the 2010 Equity Incentive Plan, with a fair value of $58,500 for director fees in lieu of cash payments.  For the nine months ended September 30, 2016, there were no such stock grants.

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

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately thirty-five percent of its revenue derived from exports.

Operating matters and liquidity

Due to a non-compliance with the debt service coverage ratio covenant at June 30, 2017, the Company and the bank entered into a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018, provided no further events of default occur, and agreed to extend the revolver to March 31, 2018 subject to certain modifications of the agreement.  Should a further event of default occur, the bank has the right to demand payments of all notes.

Pursuant to the agreement, the interest rate under the revolver increased from the Prime Rate plus 0.25%, to the Prime Rate plus 1.00%, an increase of 75 basis points.  The Company also agreed to provide monthly financial reporting and daily cash sweeps and to a modification of the equipment line of credit (the “equipment line”) to immediately terminate the availability of further advances under the equipment line rather than expiration thereof in November 2017 at which time the equipment line will convert into a five-year term note.  In addition, the bank agreed to modify the debt service coverage ratio calculation for the September 30, 2017 measurement date.    The Company is in compliance with this revised third quarter 2017 covenant calculation.    Additionally, under the agreement, and in accordance with its rights under subordination agreements between the bank and the Company’s subordinated note holders, the quarterly interest payments to the note holders have been deferred due to the non-compliance with the debt service coverage ratio covenant until such time as the bank otherwise permits resumption thereof.

The Company is working with its bank under the extended credit facility while exploring alternative financing arrangements.  The Company believes that cash flows from its operations, together with its existing working capital, increased booked orders and other resources, and the expected securing of a new facility will be sufficient to enable the Company to fund operations at current levels and repay debt obligations over the next twelve months; however, there can be no assurance that the Company will be able to do so.

Assessment of going concern

The Company follows accounting standard ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The accounting standard requires management to evaluate whether there are conditions that give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. Management evaluations include identifying relevant conditions and events that were known and reasonably knowable as of the date these financial statements have been issued.

At December 31, 2016, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s ability to renew the credit facility which was maturing in June 2017, negative financial history and the Company’s limited liquidity to meet the working capital needs to support the Company’s operations.  While the Company was successful in extending the credit facility to March 31, 2018, similar conditions existed as of September 30, 2017.

As of the June 30, 2017 testing date, the Company was in compliance with the terms of the credit facility except with respect to the debt service coverage ratio covenant.  As a result of the non-compliance, the Company and the bank entered into a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018 and agreed to extend the revolver to March 31, 2018, subject to certain modifications to the agreement.  These modifications include an increase in interest rates, daily cash sweeps, terminating the availability of further advances under the equipment line and modification of the debt service ratio covenant calculation for the September 30, 2017 measurement date.  The Company is in compliance with this revised third quarter 2017 covenant calculation.

Management’s assessment included an analysis of the Company’s year to date 2017 results and financial forecasts looking forward twelve months from the date of these financial statements. Management’s assessment also considered the Company’s history of meeting financial covenants and being able to renew and refinance its debt obligations.

During the first two quarters of 2017, the Company made strategic decisions to take on new large orders, at aggressive initial pricing, in order to land follow-on orders with lower material costs.  During this period the Company incurred extraordinary costs related to the starting up of these new customers, including increased scrap, tooling, labor, rework, expediting charges from suppliers, shift premiums and overtime, in order to meet customer delivery requirements.  The Company landed the follow-on orders with the lower material costs and mitigated the startup costs of these new products.

The forecasts for the second half of 2017 and 2018 reflect the actual and expected results of cost savings measures and productivity improvements implemented, beginning at the end of the second quarter of 2017.  These include more efficient use of labor by reducing overtime and modifying production schedules, process improvements, improved material yields, and decreased overhead expenses in part by compensation reductions for all salaried personnel including executive officers.  In July 2017, the Company engaged a manufacturing consultancy firm with a focus on plastics, medical devices, contract manufacturing and outsourcing to analyze and benchmark the Company’s operations, suggest business development strategies and improve operating performance. Additionally, in August 2017, the Company engaged an investment banking firm to evaluate the overall strategic direction of the Company.

The implementation of the cost savings measures and improvements yielded results in the third quarter of 2017.  Despite a $482,638 decrease in net sales, gross profit increased $310,408, or 7.0 points when compared to the second quarter of 2017.  Further savings in operating expenses also contributed to the improvement in net loss from operations of $434,005 in the second quarter 2017 to a net loss from operations of $42,322, excluding non-recurring charges of $77,606 related to outside consulting fees in the third quarter of 2017.  The Company anticipates continued margin improvement and operating results through the fourth quarter and into 2018.

Management continues to work with its bank under the credit facility, which was extended to March 31, 2018, to further extend the credit facility while also exploring alternative financing arrangements. Based upon the continued results of cost savings measures and improvements as noted above, cash forecasts,  the expected fulfillment of booked orders from existing customers and new customer prospects, and the expected securing of a new credit facility, the Company expects to meet its debt obligations for the next twelve months, however there can be no assurance that the Company will be able to do so.  The financial statements do not include any adjustment that might result from the outcome of such uncertainties.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	%	2016	%	2017	%	2016	%
Net sales	100.0		100.0		100.0		100.0
Cost of sales	85.9		82.8		88.9		83.5
Gross profit	14.1		17.2		11.1		16.5
Selling and marketing	3.5		6.4		4.3		6.1
General and administrative	12.5		10.2		11.5		11.2
Research and development	0.5		0.5		0.5		0.5
Other expense	1.2		1.5		1.1		1.3
Loss before income taxes	(3.6)		(1.4)		(6.3)		(2.6)
Income tax provision	—		—		—		—
Net loss	(3.6)%		(1.4)%		(6.3)%		(2.6)%

Net Sales

Net sales	2017	2016	$ Change	% Change
Three months ended September 30,	$4,908,088	$4,713,123	$194,965	4.1%

The increase in consolidated net sales for the three months ended September 30, 2017 versus the prior year was due to an increase in net sales of sensors, partly offset by decreased net sales of machined orthopedic implant components and instruments as well as thermoplastic injection molding.

For the three months ended September 30, 2017, net sales of sensors increased 33.4% when compared to the three months ended September 30, 2016.  The increase was largely due to a  53.1% increase in volume due largely to the timing of shipments, versus the recognition of revenue, related to supply agreements with certain foreign customers entered into in the third quarter of 2016.   Additionally, silver surcharge billed increased due in part to increased volume partly offset by a decrease in the weighted average price of silver as compared to the same period last year.

The increase in net sales for the three months ended September 30, 2017 was partly offset by a 9.9% decrease in net sales of machined orthopedic implant components and instruments when compared to the same period in 2016.  The decrease was due to reduced demand for femoral components from one customer in part due to the customer’s vertical integration, beginning in the third quarter 2016.

Also, partially offsetting the increase in net sales for the three months ended September 30, 2017 was a decrease of 7.3% in net sales of thermoplastic injection molding when compared to the three months ended September 30, 2016.  The decrease was due largely to decreased demand from customers in the automotive industry.  Additionally, tooling revenue decreased 72.0% due in part to the completion of a tooling program for a customer in the consumer products industry.

Net sales	2017	2016	$ Change	% Change
Nine months ended September 30,	$15,563,791	$14,825,417	$738,374	5.0%

The increase in consolidated net sales for the nine months ended September 30, 2017 versus the prior year was due primarily to increases in net sales of sensors and thermoplastic injection molding,  partly offset by decreased net sales of machined orthopedic implant components and instruments.

For the nine months ended September 30, 2017, net sales of sensors increased 16.2% when compared to the nine months ended September 30, 2016.  The increase was largely due to an 18.7% increase in volume.  Volume increased in part due to increased order volume from the Company’s top sensor customers.  Volume also increased in part due to the timing of shipments, versus the recognition of revenue, related to supply agreements with certain foreign customers entered into in the third quarter of 2016.  Additionally, silver surcharge billed increased due to increased volume.

Additionally, for the nine months ended September 30, 2017, net sales of thermoplastic injection molding increased 2.4% when compared to the nine months ended September 30, 2016.  The increase was due in part to increased sales volume of automotive components as well as increased sales volume of military and law enforcement components when compared to the same period in 2016.

The increase in net sales for the nine months ended September 30, 2017, was partly offset by a 15.2%  decrease in net sales of machined orthopedic implant components and instruments when compared to the same period in 2016.  The decrease was due in part to reduced orders from one customer as a result of relabeling of product to a longer expiration date.  The decrease is also due to reduced demand of femoral components from one customer which vertically integrated beginning in the third quarter of 2016.  Partially offsetting the decrease was new business from new customers for which the Company has expanded its machining operations to include surgical instrumentation including cutting guides, as well as hip stems, keel trays and other orthopedic components beginning in the second quarter of 2016.

Gross Profit

Gross profit	2017	2016	$ Change	% Change
Three months ended September 30,	$692,245	$810,760	$(118,515)	(14.6)%
As a percentage of sales	14.1%	17.2%

The decrease in consolidated gross profit for the three months ended September 30, 2017 versus the prior year was due primarily to a decrease in gross profit from machined orthopedic implant components and instruments as well as thermoplastic injection molding,  partly offset by an increase in gross profit from sensors.

The decrease in gross profit for the three months ended September 30, 2017 was primarily due to a 45.9% decrease in gross profit from machined orthopedic implant components and instruments as compared to the same period in 2016.  The decrease was due in part to decreased sales due to lower demand from two customers, as noted above.  The decrease was also due in part to the Company offering aggressive initial pricing to secure new customers, as well the impact of reworking many of the related parts, as the Company refined its production process.   The increased costs included costs related to increased scrap, tooling, labor, rework, expediting charges from suppliers, shift premiums and overtime, in order to meet customer delivery requirements.  Gross margin as a percent of sales decreased 10.3 percentage points due to this rework and the investments in these new customers.

The decrease in gross profit for the three months ended September 30, 2017 was also due to a 15.4% decrease in gross profit from thermoplastic injection molding due largely to decreased sales volume from customers in the automotive industry.  Gross margin as a percent of sales decreased 3.0 percentage points due to customer and product mix.

The decreases in gross profit above were partially offset by an increase in sensors gross profit of 16.6% for the three months ended September 30, 2017 when compared to the same period last year.  The increase was due in part to certain production efficiency enhancements implemented in the third quarter of 2017 as well as increased volume from certain customers.  The increase was partly offset by price concessions resulting in margin deterioration.  Additionally, while net sales from silver surcharge billed increased based largely on volume, gross profit from silver surcharge billed decreased 11.2% due in part to the decrease in the weighted average cost of silver when compared to the same period last year.

The decrease in gross profit above for the three months ended September 30, 2017 versus the prior year period was also partly offset as a result of  an 8.1% decrease in expenses for other indirect manufacturing overhead departments.     The lower expenses were due largely to lower engineering, mold shop maintenance and material handling expenses, partly offset by increased quality department expenses versus the same period in the prior year.

Gross profit	2017	2016	$ Change	% Change
Nine months ended September 30,	$1,727,456	$2,440,629	$(713,173)	(29.2)%
As a percentage of sales	11.1%	16.5%

The decrease in consolidated gross profit for the nine months ended September 30, 2017 versus the prior year was due primarily to a decrease in gross profit from machined orthopedic implant components and instruments as well as thermoplastic injection molding, partly offset by an increase in sensors.

The decrease in gross profit for the nine months ended September 30, 2017 was primarily due to a 61.2% decrease in gross profit from machined orthopedic implant components and instruments as compared to the same period in the prior year.  The decrease was due in part to decreased sales due to lower demand from two customers, as noted above.  The decrease was also due in part to aggressive initial pricing to secure new customers, as well as the impact of reworking many of the related parts, as the Company refined its production process.  The increased costs included costs related to increased scrap, tooling, labor, rework, expediting charges from suppliers, shift premiums and overtime, in order to meet customer delivery requirements.  Gross margin as a percent of sales decreased 13.6 percentage points due to these investments in new customers.

The decrease in gross profit for the nine months ended September 30, 2017 was also due to a 6.6% decrease in gross profit from thermoplastic injection molding due largely to customer and product mix.  Gross margin as a percent of sales decreased 3.0 percentage points.

The decrease in gross profit for the nine months ended September 30, 2017 was partly offset by a 2.5% increase in sensors due largely to increased sales volume, partly offset by price concessions resulting in margin deterioration.  Gross margin as a percent of sales decreased 2.2 percentage points due to the aforementioned price concessions.

The decrease in gross profit above for the nine months ended September 30, 2017 versus the prior year period was also partly the result of a 15.1% increase in expenses for other indirect manufacturing overhead departments.   The higher expenses were due largely to higher quality expenses, largely associated with the machining product line, as well as higher mold shop maintenance and repairs due to an increase in machine utilization requirements as a result of increased volume of sensors and thermoplastic injection molding.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $171,304  (3.5% of net sales) for the three months ended September 30, 2017 as compared to $303,279  (6.4% of net sales) for the three months ended September 30, 2016,  a decrease of $131,975, or 43.5%.  For the three months ended September 30, 2017, the decrease was primarily due to decreased compensation of $103,520 as a result of the departure of a sales person and customer service representative in the first quarter of 2017 and an additional sales person in the third quarter of 2017.  Additionally, commissions were lower by $30,137 due in part to fewer sales persons and due in part to the mix of commissionable parts.  Additionally, travel, advertising and marketing expenses were lower by $10,714 due to less travel and reduced attendance at trade shows.  Partially offsetting the decreases was an increase in professional services of $13,990 related to the development of an online marketing and lead generation program.

For the nine months ended September 30, 2017, the Company's consolidated selling and marketing expenses amounted to $671,997 (4.3% of net sales) as compared to $900,189  (6.1% of net sales) for the nine months ended September 30, 2016, a decrease of $228,192, or 25.3%.  For the nine months ended September 30, 2017, the decrease was primarily due to decreased compensation of $202,978 as a result of the departure of a sales person and customer service representative in the first quarter of 2017 and an additional sales person in the third quarter of 2017.  Additionally, commissions were lower by $45,769 due in part to fewer sales persons and the mix of commissionable parts.  Additionally, travel expenses were lower by $18,913 due in part to two fewer sales people and reduced attendance at trade shows.  Partly offsetting these decreases were increased marketing and advertising expenses related to trade shows, web site enhancements and the development of an online marketing and lead generation program.

General and Administrative

The Company's consolidated general and administrative expenses increased to $614,082  (12.5% of net sales) for the three months ended September 30, 2017 as compared to $482,115  (10.2%  of net sales) for the same period 2016,  an increase of $131,967, or 27.4%.

The increase in general and administrative expenses for the three months ended September 30, 2017 compared to 2016 is due in part to non-recurring charges of $77,606 related to outside consulting services.  The increase was also due to an increase of $39,068 in bad debt expense, due to the prior year impact of insurance proceeds received related to collections of an outstanding insured receivable.  In addition, professional fees and consulting services increased $16,898 related to financial reporting and outsourcing the environmental, health and safety function partly offset by lower legal fees.  Additionally, compensation expense increased $10,360 due primarily to replacement hires and general and products liability insurance increased $9,018 due in part to increased premiums related to military and law enforcement operations and directors’ and officers’ insurance.  The increases were partly offset by decreases in office and computer supplies, investor relations and other expenses.

The Company’s consolidated general and administrative expenses increased to $1,783,590 (11.5% of net sales) for the nine months ended September 30, 2017, as compared to $1,664,182  (11.2% of net sales) for the same period 2016,  an increase of $119,408, or 7.2%.

The increase in general and administrative expenses for the nine months ended September 30, 2017 compared to 2016 is due in part to non-recurring charges of $77,606 related to the outside consulting services in the third quarter of 2017.  The increase was also due to an increase of $95,635 of compensation expense due in part to the timing of replacement hires in accounting, IT and administration. Directors’ fees increased $39,750 due to the Board foregoing its fees for the second quarter of 2016.  Bad debt expense increased $27,951 due primarily to the prior year impact of insurance proceeds received related to collections of an outstanding insured receivable.  General and product liability insurance increased $18,661 due in part to increased premiums related to military and law enforcement operations and directors’ and officers’ insurance.  Additionally, accounting and other professional fees increased $44,153 due to financial reporting and outsourcing the environmental, health and safety function.

The increases in general and administrative expenses for the nine months ended September 30, 2017 as compared to 2016, were partly offset by a decrease of $60,212 in legal fees due in part to the prior year impact of corporate governance and shareholder relations matters, as well as a decrease of $51,600 in recruiting agency fees for three hires in 2016.  Investor relations expenses also decreased $24,706 when compared to the prior year period.

Research and Development

The Company's consolidated research and development expenses increased to $26,787  (0.5% of net sales) for the three months ended September 30, 2017 as compared to $24,534  (0.5% of net sales) for the three months ended September 30, 2016, an increase of $2,253, or 9.2%.  Research and development expenses increased to $84,427 for the nine months ended September 30, 2017 (0.5% of net sales) as compared to $74,792 for the nine months ended September 30, 2016, an increase of $9,635 or 12.9%.  The increases for the three and nine months ended September 30, 2017 and 2016, respectively, are due largely to an increase in compensation expense.

Other Expense, net

Other expense, net decreased to $60,939 for the three months ended September 30, 2017, as compared to $69,394, for the three months ended September 30, 2016, a decrease of $8,455.  The decrease in other expense, net was due largely to other income of $24,000 related to extension fees related to the real estate held for sale, partly offset by an increase in interest expense of $14,239, due to higher principal balances outstanding on the revolver.

For the nine months ended September 30, 2017, other expense, net decreased to $178,199 as compared to $192,063 for the nine months ended September 30, 2016, a decrease of $13,864.  The decrease in other expense, net was due largely to other income of $36,000 related to extension fees related to the real estate held for sale, as well as $21,750 of gains on the sale of fixed assets, partially offset by an increase of $42,073 of interest expense due to higher principal balances outstanding on the revolver.

Income Tax Provision

The tax provisions for the three and nine months ended September 30, 2017 and 2016 attributable to the U.S. federal and state income taxes are zero. The Company’s combined federal and state effective income tax rate from continuing operations for both the three and nine months ended September 30, 2017 and 2016 of 0% is due to the deferred tax assets being fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended September 30, 2017 was $0.06 per share as compared to $0.02 per share for the same period in 2016, an increase in loss per share of $0.04. The increase in loss per share for the three months ended September 30, 2017, is due largely to a decrease of $118,515 in gross profit despite a $194,965 increase in net sales compared to the prior year period.

Consolidated basic and diluted loss per share for the nine months ended September 30, 2017 was $0.35 per share as compared to $0.14 per share for the same period in 2016, an increase in loss per share of $0.21. The increased loss per share for the nine months ended September 30, 2017, is due largely to a decrease of $713,173 in gross profit despite a $738,374 increase in net sales compared to the prior year period.

Off-Balance Sheet Arrangements

Lease expense under all operating leases was approximately $6,625 and $4,615 for the three months ended September 30, 2017 and 2016, respectively, and were approximately $22,222  and $23,651 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Working capital was $(1,014,292) as of September 30, 2017, as compared to $1,530,773 at December 31, 2016, a decrease of $2,545,065.  The decrease in working capital is due largely to the reclassification of $1,630,593 of term notes from long term to short term as a result of the non-compliance with the debt service coverage ratio covenant at June 30, 2017, and the Company entering into a forbearance agreement with its bank.  The decrease is also due to an increase of $1,284,205 in the revolver.  Cash and cash equivalents were $524,606 and $380,381 at September 30, 2017 and December 31, 2016, respectively, an increase of $144,225.  Substantially all of these funds are maintained in bank deposit accounts.

Trade accounts receivable, net of allowance for doubtful accounts were $2,898,677 and $2,276,608 at September 30, 2017 and December 31, 2016, respectively, an increase of $622,069.  The increase is due largely to higher shipments at the end of the third quarter of 2017.

Inventories were $3,214,157 as of September 30, 2017, as compared to $3,060,085 at December 31, 2016, an increase of $154,072.  The increase was due largely to an increase in work-in-process inventory of $134,985.

Accounts payable were $1,711,661 and $1,744,261 at September 30, 2017 and December 31, 2016, respectively, a decrease of  $32,599 due largely to the timing of disbursements.  Other non-current liabilities decreased $156,953 from a decreased in long term deferred revenue.  Additionally, deferred revenue, current portion decreased $102,099.

Accrued expenses and other current liabilities increased  $123,222 for the nine months ended September 30, 2017 as compared to December 31, 2016 due largely to an increase in payroll accruals based on timing of quarter end.  Other non-current assets decreased $147,085 as a result of a decrease in prepaid cost of goods sold related to deferred tooling revenue.    In addition, customer deposits increased $138,143 related to tooling.

Capital equipment expenditures were $868,716 for the nine months ended September 30, 2017, due to investments in machinery and equipment primarily for the contract manufacturing of machined orthopedic implants and instruments as well as thermoplastic injection molding as compared to $1,069,325 in the same period in 2016.

At September 30, 2017, the Company’s total debt was $6,136,027 as compared to $4,778,637 at December 31, 2016, an increase of $1,357,390.  The increase is due largely to $1,284,205 in net borrowing from the revolver and $402,281 of borrowings from the equipment line of credit to fund working capital and finance investments in capital equipment, respectively, partially offset by payments of $381,682 on term debt.

At September 30, 2017, total outstanding balance of the Company’s term debt was $2,093,133 as compared to $2,458,331 at December 31, 2016, a decrease of $365,198.

The Company has a multi-year credit facility with a Massachusetts based bank.  At September 30, 2017, this credit facility consisted of a revolving line of credit (the "revolver"), a commercial term loan and an equipment line of credit (“equipment line”).  The bank facility contains both financial and non-financial covenants, and is secured by substantially all assets of the Company with the exception of real property.

Due to a non-compliance with the debt service coverage ratio covenant at June 30, 2017, the Company and the bank entered in to a forbearance agreement on September 29, 2017.  Under the agreement the bank agreed to forbear from collections on all outstanding debt prior to March 31, 2018, provided no further events of default occur, and agreed to extend the revolver to March 31, 2018 subject to certain modifications of the agreement.  Should a further event of default occur, the bank has the right to demand payments of all notes.

The revolver provides for borrowings up to 80% of eligible accounts receivable and 50% of eligible raw materials inventory.  The interest rate on the revolver is calculated at the bank's prime rate plus 1.00% (5.25% at September 30, 2017). The revolver has a maturity date of March 31, 2018.   Amounts available to borrow under the revolver are $95,767 at September 30, 2017.

The commercial term loan has a remaining principal balance of $2,078,006, net of debt issuance costs of $29,374, at September 30, 2017 and matures in November 2021.  The interest rate on the loan is a fixed 4.65% per annum and the loan requires monthly payments of principal and interest of approximately $46,500.

In November 2016, the Company entered into the equipment line that allows for advances of up to $1.0 million under the Company's multi-year credit facility. The term of this equipment line is six years, maturing in November 2022, inclusive of a maximum one-year draw period. Repayment shall consist of monthly interest only payments, equal to the bank's prime rate plus 0.25% as to each advance commencing on the date of the loan through the earlier of: (i) one year from the date of the loan or (ii) the date upon which the equipment line is fully advanced (the “Conversion Date”). On the Conversion Date, principal and interest payments will be due and payable monthly in an amount sufficient to pay the loan in full based upon an amortization schedule commensurate with the remaining term of the loan.

Pursuant to the Company’s September 29, 2017 agreement with the bank, the bank terminated the availability of further advances under the equipment line rather than expiration thereof in November 2017 at which time the equipment line will convert into a five-year term note.    At September 30, 2017, $504,781 has been drawn on the equipment line of credit.  At December 31, 2016, $102,500 had been drawn on the equipment line of credit.

The credit facility contains both financial and non-financial covenants. The financial covenants include maintaining certain debt service coverage and leverage ratios. The non-financial covenants relate to various matters including notice prior to executing further borrowings and security interests, mergers or consolidations, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, changes in ownership and payment of dividends.

As of the June 30, 2017 testing date, the Company was in compliance with the terms of the credit facility except with respect to the debt service coverage ratio covenant.  As a result of the non-compliance, the Company entered into the September 29, 2017 agreement with the bank whereby, among other things, the bank agreed to forbear collections of all outstanding debt, prior to March 31, 2018.  In addition, the bank agreed to modify the debt service coverage ratio calculation for the September 30, 2017 measurement date.  The Company is in compliance with this revised third quarter 2017 covenant calculation.

In January 2013, the Company entered into two equipment notes totaling $272,500 with a financing company to acquire production equipment. The notes bear interest at the fixed rate of 4.66% and require monthly payments of principal and interest of approximately $5,000 over a five year term maturing in January 2018.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes. The unsecured notes required quarterly interest-only payments at a rate of 10% per annum for the first two years.  In December 2015, the interest rate increased to 12% per annum.  Three related parties participated in the private offering as follows:  REF Securities, LLP, and with Mr. Rodd E. Friedman, a director of the Company since July 21, 2017, a  beneficial owner of approximately 13% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 10% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, a director, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

In October 2016, the Company and six of the seven investors in the private offering, aggregating $450,000 of the notes, including the three related parties holding $250,000 of the notes, agreed to extend the maturity dates of the notes to December 31, 2018 at a rate of 10% per annum.  One investor did not extend the maturity date and that $50,000 note was paid at maturity in December 2016.  The notes are subordinated to all indebtedness of the Company pursuant to its multi-year bank credit facility. Pursuant to the subordination agreements entered into among the bank, each of the note holders and the Company upon issuance of the subordinated notes, quarterly interest payments to the note holders have been deferred due to the non-compliance with the debt service coverage ratio covenant until such time as the bank otherwise permits resumption thereof.

No dividends were declared or paid in the nine months ended September 30, 2017 and 2016.

The Company believes that based upon the continued results of cost savings measures and improvements as noted above, cash forecasts, the expected fulfillment of booked orders from existing customers and new customer prospects, and the extension of the Company’s credit facility to March 31, 2018, the Company expects to continue to meet its obligations for the next twelve months.  Additionally, management continues to work with its bank under the extended credit facility while exploring alternative financing arrangements.  The financial statements do not include any adjustment that might result from the outcome of such uncertainties.

Summary of Changes in Cash Position

As of September 30, 2017, the Company had cash on hand of $524,606. For the nine months ended September 30, 2017, net cash used in operating activities was $297,156.  Net cash used in investing activities for the nine months ended September 30, 2017 was $863,423. Net cash provided by financing activities for the nine months ended September 30, 2017 was $1,304,804.  The net cash flows for the nine months ended September 30, 2017 are discussed in further detail below.

Operating Cash Flows

For the nine months ended September 30, 2017, net cash used in operating activities was $297,156. Cash used in operating activities was primarily impacted by the net loss of $990,757 as well as an increase of $638,069 in accounts receivable,  an increase in inventory of $154,072, a decrease in other non-current liabilities of $156,953, as well as a decrease in deferred revenue, current portion, of $102,099.

These uses of cash were partly offset by non-cash add-backs for depreciation and amortization of $1,208,872, share-based compensation of $84,750, non-cash interest expense of $23,211 and an increase of $16,000 in the allowance for doubtful accounts.  Cash was provided by an increase of $123,222 in accrued expenses and other current liabilities, an increase in customer deposits of $138,143, a decrease of $147,085 in other non-current assets and a decrease in prepaid expenses and other current assets of $57,860.

Investing Cash Flows

For the nine months ended September 30, 2017, net cash used in investing activities was $863,423. The net cash used was largely for capital expenditures of $868,716, largely for machinery and equipment, primarily for the contract manufacturing of orthopedic implants and instruments as well as thermoplastic injection molding.

Financing Cash Flows

For the nine months ended September 30, 2017, net cash provided by financing activities was $1,304,804. Cash was provided by net proceeds of $1,284,205 from the Company's revolver and proceeds of $402,281 from the equipment line of credit.  These proceeds were partly offset by payments on term notes payable of $381,682.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017 there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.68

Sixth Amendment to Loan and Security Agreement dated June 16, 2017 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as filed with the Commission on August 11, 2017).

10.69**	Forbearance Agreement between UniBank for Savings, Micron Solutions, Inc. and Micron Products, Inc. dated September 29, 2017.	X-1
21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-3
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-5
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

MICRON SOLUTIONS, INC.

November 13, 2017	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)