Form 10-Q
period 2018-03-31
MICRON SOLUTIONS INC /DE/
filed 2018-05-15
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

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

As of May 14, 2018 there were 2,844,935 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,965	$606,988
Restricted cash	—	350,000
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 at March 31, 2018 and December 31, 2017, respectively	3,091,572	2,595,248
Inventories	3,325,682	3,413,199
Prepaid expenses and other current assets	326,010	460,954
Total current assets	6,757,229	7,426,389
Property, plant and equipment, net	5,521,049	5,744,039
Assets held for sale, net	688,750	688,750
Intangible assets, net	54,157	55,133
Other assets	6,135	10,289
Total assets	$13,027,320	$13,924,600
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,596,072	$1,879,047
Term notes payable, current portion	393,481	367,779
Subordinated promissory notes, current portion	—	350,000
Accounts payable	1,378,648	1,534,349
Accrued expenses and other current liabilities	374,877	320,065
Contract liabilities, current portion	510,524	426,457
Total current liabilities	4,253,602	4,877,697
Long-term liabilities:
Term notes payable, non-current portion	3,864,623	3,978,415
Total long-term liabilities	3,864,623	3,978,415
Total liabilities	8,118,225	8,856,112
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,844,935 outstanding at March 31, 2018 and 3,926,491 issued, 2,839,274 outstanding at December 31, 2017	39,265	39,265
Additional paid-in-capital	11,551,004	11,532,207
Treasury stock at cost, 1,081,556 shares at March 31, 2018 and 1,087,217 shares at December 31, 2017	(2,951,350)	(2,966,798)
Accumulated deficit	(3,729,824)	(3,536,186)
Total shareholders’ equity	4,909,095	5,068,488
Total liabilities and shareholders’ equity	$13,027,320	$13,924,600

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$5,119,048	$5,264,977
Cost of sales	4,387,688	4,526,882
Gross profit	731,360	738,095

Selling and marketing	190,540	265,873
General and administrative	604,035	616,829
Research and development	27,921	29,296
Total operating expenses	822,496	911,998

Net loss from operations	(91,136)	(173,903)
Other income (expense):
Interest expense	(97,012)	(63,901)
Other income, net	8,501	24,089
Total other expense, net	(88,511)	(39,812)
Net loss before income tax benefit	(179,647)	(213,715)
Income tax benefit	—	—
Net loss	$(179,647)	$(213,715)
Earnings (loss) per share - basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding - basic and diluted	2,842,105	2,818,819

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(179,647)	$(213,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	—	(12,315)
Depreciation and amortization	395,763	395,559
Non-cash interest expense	14,670	8,364
Change in allowance for doubtful accounts	—	(6,000)
Share-based compensation expense	34,245	26,221
Changes in operating assets and liabilities:
Accounts receivable	(496,324)	(959,163)
Inventories	11,256	(293,198)
Prepaid expenses and other current assets	106,774	37,216
Other non-current assets	—	20,886
Accounts payable	(155,701)	332,626
Accrued expenses and other current liabilities	54,812	101,485
Contract liabilities, current portion	102,400	(66,872)
Other non-current liabilities	—	(24,000)
Net cash provided by (used in) operating activities	(111,752)	(652,906)
Cash flows from investing activities:
Purchases of property, plant and equipment	(95,536)	(493,576)
Proceeds from sale of property, plant and equipment	—	23,200
Cash paid for patents and trademarks	—	(5,281)
Net cash provided by (used in) investing activities	(95,536)	(475,657)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(282,975)	825,000
Proceeds from equipment line of credit	—	314,449
Payments on term notes payable	(76,190)	(126,125)
Payments of debt issuance costs	(26,570)	—
Payment on subordinated debt	(350,000)	—
Net cash provided by (used in) financing activities	(735,735)	1,013,324
Net decrease in cash and cash equivalents and restricted cash	(943,023)	(115,239)
Cash and cash equivalents and restricted cash, beginning of period	956,988	380,381
Cash and cash equivalents and restricted cash, end of period	$13,965	$265,142

	Three Months Ended
	March 31,
Supplemental Cash Flow Information	2018	2017
Cash paid for interest	$82,342	$59,086

Non-cash activities:
Issuance of treasury stock for directors fees	$19,875	$11,250
Adjustment to accumulated deficit for change in accounting principle (Note 2)	$(13,991)	$—

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation and Accounting Policies

The consolidated financial statements (the "financial statements") include the accounts of Micron Solutions, Inc.® (“Micron Solutions”) and its subsidiary, Micron Products, Inc.® ("Micron" and together with Micron Solutions, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 26, 2018.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standard Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s financial statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. The standard retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of operations and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted.

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

Operating matters and liquidity

On December 29, 2017, the Company entered into a three-year asset based credit and security agreement (“credit agreement”), with a Massachusetts trust company, replacing the credit facility with the Company’s previous lender.  The credit agreement includes a revolving line of credit and term loans as further described in Note 7.  The agreement provides for daily cash sweeps against the revolver.

In addition to providing funds to discharge all the indebtedness with the Company’s previous lender, the credit agreement provided $450,000 designated to discharge the outstanding subordinated promissory notes.  On December 29, 2017, one subordinated note in the principal balance of $100,000 was discharged in full.  The remaining five subordinated notes totaling an aggregate principal balance of $350,000 were discharged on January 2, 2018.

At March 31, 2018, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations and the resulting reliance on outside financing to support operations.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

Management’s analysis includes forecasting future revenues and cash flows, taking into consideration past performance and the requirements under the credit agreement. Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, and its ability to close new and expanded business. Based on management’s analysis, the Company expects to generate sufficient cash flows to fulfill its payment obligations over the next twelve months from the date these financial statements were issued.

2.  Change in Accounting Principle

Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers, Topic 606” (“Topic 606”) effective January 1, 2018 using the modified retrospective approach.  Under the modified retrospective method, a cumulative effect of initially applying the new standard is recorded as an adjustment to the opening balance of retained earnings at the date of initial application.  By electing to use this method, there is no restatement of the comparative periods presented (i.e., interim periods and fiscal year ending 2017). As permitted by Topic 606 transition guidance (outlined below), the Company has elected to apply the new standard only to contracts that are not completed contracts at the date of initial application, and therefore, the Company only evaluated those contracts that were in-process and not completed before January 1, 2018.

As a result of the initial application of Topic 606, the Company made an adjustment to its beginning accumulated deficit of ($13,991) to recognize the remaining deferred revenue ($18,333) and deferred costs ($32,324) recorded as of December 31, 2017 relative to certain completed tooling sales.

Beginning January 1, 2018, the Company applied Topic 606 using the five step approach outlined in the guidance:  (1) Identify contracts with the customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies the performance obligations.

The Company reviewed its supply and manufacturing agreements with customers as well as the related purchase orders under these agreements.  The Company also reviewed its customer relationships and purchase orders with those customers with which the Company has no formal supply agreement.

The Company determined that customer purchase orders represent contracts with a customer.  For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations.

Shipping and handling activities for which the Company is responsible are not a separate promised service but instead are activities to fulfill the entity’s promise to transfer goods.  Shipping and handling fees will be recognized at the same time as the related performance obligations are satisfied.

The Company determines the transaction price as the amount of consideration it expects to receive in exchange for transferring promised goods or services to the customer.  If a contract includes a variable amount, such as a rebate, then the Company estimates the transaction price using either the expected value or the most likely amount of consideration to be received, depending upon the specific facts and circumstances.  The Company includes estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty is resolved.  The Company updates its estimate of variable consideration at the end of each reporting period to reflect changes in facts and circumstances.

The Company recognizes revenue at the point in time when it transfers control of the promised goods or services to the customer, which typically occurs once the product has shipped or has been delivered to the customer.  For certain customer warehousing agreements, delivery is deemed to have occurred when the customer pulls inventory out of the warehouse for use in their production.  Additionally, for certain customers, delivery is deemed to have occurred when items are delivered to bill and hold locations at the Company’s facility.

The Company evaluated the nature of any guarantees or warranties related to its contracts with customers.  The Company determined that any such warranty is an assurance-type warranty that only covers the products’ compliance with agreed-upon specifications and does not provide the customer with a service in addition to the assurance that the product complies with agreed-upon specifications.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

Certain contracts contain prepayment terms that result in liabilities for customer deposits.  Additionally, certain contracts provide for invoicing before all performance obligations have been fulfilled which results in deferred revenue.  Customer deposits and advance invoicing are recorded as contract liabilities on the Company’s consolidated balance sheet.

The Company generally expenses sales commission when incurred because the amortization period would have been one year or less.  These costs are recorded within selling and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligation for contracts with an original expected length of one year or less.

Based on our assessment, the implementation of Topic 606 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling revenue and costs.  Under legacy GAAP, the Company accounted for tooling as multiple element arrangements whereby revenue and cost were recognized over a period of time after the tool was completed.  Upon adoption of ASU 2014-09 tooling sales and costs will be recognized at the point in time upon which the tool is complete and the Company has satisfied all its performance obligations under the contract.

The table below compares the affected lines on the consolidated statements of operations to legacy GAAP treatment.

	Three Months Ended
	March 31,
	2018	2018
	As presented	Legacy GAAP
Net sales	$5,119,048	$4,971,648
Cost of sales	4,387,688	4,286,688
Gross profit	731,360	684,960

Net loss from operations	(91,136)	(137,536)
Net loss before income tax benefit	(179,647)	(226,047)
Net loss	$(179,647)	$(226,047)
Earnings (loss) per share - basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding - basic and diluted	2,842,105	2,842,105

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below compares the affected lines on the consolidated balance sheets to legacy GAAP treatment.

	March 31,	March 31,
	2018	2018
	As presented	Legacy GAAP
Assets
Current assets:
Prepaid expenses and other current assets	$326,010	$359,677
Total current assets	6,757,229	6,790,896
Other assets	6,135	73,468
Total assets	$13,027,320	$13,128,320
Liabilities and Shareholders’ Equity
Current liabilities:
Contract liabilities, current portion	$510,524	$559,657
Total current liabilities	4,253,602	4,302,735
Long-term liabilities:
Contract liabilities, non-current portion	—	98,267
Total long-term liabilities	3,864,623	3,962,890
Total liabilities	8,118,225	8,265,625
Shareholders’ equity:
Accumulated deficit	(3,729,824)	(3,776,224)
Total shareholders’ equity	4,909,095	4,862,695
Total liabilities and shareholders’ equity	$13,027,320	$13,128,320

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

4.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$1,048,842	$1,100,187
Work-in-process	844,056	822,244
Finished goods	1,432,784	1,490,768
Total	$3,325,682	$3,413,199

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $503,646 and $536,963 as of March 31, 2018 and December 31, 2017, respectively.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

5.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			March 31,	December 31,
	(in years)			2018	2017
Machinery and equipment	3	to	15	$17,511,232	$17,498,586
Building and improvements	5	to	25	3,986,715	3,986,715
Vehicles	3	to	5	104,714	90,713
Furniture, fixtures, computers and software	3	to	5	1,576,033	1,542,027
Construction in progress				128,556	17,412
Total property, plant and equipment				23,307,250	23,135,453
Less: accumulated depreciation				(17,786,201)	(17,391,414)
Property, plant and equipment, net				$5,521,049	$5,744,039

For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $394,787 and $395,120, respectively.

In January 2016, the Company entered into a Purchase and Sale Agreement (“Agreement”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.   As a result, the Company has since classified the real estate as Assets Held for Sale.

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

In January 2017, the Parties entered into a Second Amendment to the Purchase and Sale Agreement (the “Second Amendment”).  The Second Amendment (i) permits the Buyer to assign the Agreement to a third party; (ii) extends the term of the $4,000 per month extension fee from January 2018 to March 2018 and (iii) and amends the term of the additional extension fee of $7,500  per month for the period April 2018 through July 2018.  The extension fees are recorded as other income on the Company’s consolidated statements of operations.

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

The closing is subject to permitting and approvals from the City of Fitchburg and the Commonwealth of Massachusetts and is expected to take place by the end of the first quarter of 2019.

At March 31, 2018 and December 31, 2017, the carrying value of the assets held for sale remains at $688,750, which approximates the fair value less the expected costs to sell.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three months ended March 31, 2018 and 2017, the Company did not impair any intangible assets.

Intangible assets consist of the following:

	Estimated	March 31, 2018			December 31, 2017
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$22,911	$10,270	$12,641	$22,911	$9,888	$13,023
Patents and trademarks pending	—	13,786	—	13,786	13,786	—	13,786
Trade names	15	29,062	1,332	27,730	29,062	738	28,324
Total intangible assets		$65,759	$11,602	$54,157	$65,759	$10,626	$55,133

For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $602 and $439, respectively.

7.  Debt

The following table sets forth the items which comprise debt for the Company:

	March 31,	December 31,
	2018	2017
Revolving line of credit	$1,596,072	$1,879,047
Subordinated promissory notes	$—	$350,000

Total term notes payable, net of issuance costs	$4,258,104	$4,346,194
Less current portion, net	393,481	367,779
Term notes payable, non-current, net	3,864,623	3,978,415

Total short and long term debt, net	$5,854,176	$6,575,241

Bank Debt

On December 29, 2017, the Company entered into a three-year $9,500,000 asset based credit and security agreement (“credit agreement”), with a Massachusetts trust company, replacing the credit facility with the Company’s previous lender.  The credit agreement also provided funds with which to discharge the subordinated promissory notes.

The credit agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term loan of $2.5 million (“Equipment Loan”) and a real estate term loan of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan” the “Term Loans”).  The Revolver is subject to certain borrowing base limitations.  Amounts available to borrow under the revolver are $1,222,135 at March 31, 2018.

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

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

Interest on the Term Loans shall be at such Wall Street Journal prime rate plus 0.75% (5.164% at March 31, 2018).  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month.

All interest will be calculated based upon a year of 360 days for actual days elapsed.  Interest is payable monthly in arrears.  Upon the occurrence and during the continuation of an Event of Default, all interest will be increased by 2% above the per annum rate otherwise applicable thereto.  The Term Loans carry a prepayment penalty with respect to the prepayment of any portion of either Term Loan equal to 3%, 2%, and 1% of the amount prepaid in the first, second, and third years, respectively, of the asset based credit and security agreement.

This credit agreement contains covenants related to various matters including certain financial covenants, prohibitions on further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, and payment of dividends. The lender has a security interest in all assets and a mortgage encumbering certain real property.

Oher Debt

Subordinated promissory notes

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes and issued warrants to purchase 100,000 shares of common stock.  Three related parties participated in the private offering as follows:  REF Securities, LLP, and with Mr. Rodd E. Friedman, a director of the Company, a beneficial owner of approximately 12% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 11% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, then a director of the Company, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

On December 29, 2017, as part of entering into the credit agreement, the Company obtained funds to discharge the remaining $450,000 of subordinated debt.  On December 29, 2017, the Company paid one of the subordinated notes in the principal amount of $100,000.  The remaining five notes, totaling an aggregate principal amount $350,000, were discharged on January 2, 2018, including the subordinated notes held by the three related parties mentioned above.  The Company carried $350,000 as restricted cash at December 31, 2017 for this purpose.

In connection with the private offering of subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock, including 20,000 warrants to REF Securities, LLP, 20,000 warrants to the Foundation and 10,000 warrants to Mr. Marinos.  The warrants were initially exercisable through December 2016 at an exercise price of $3.51 per share.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining unexercised 70,000 warrants was extended to December 31, 2018.  The discharge of the subordinated promissory notes as described above did not affect the maturity date of the warrants.  The exercise price remained unchanged at $3.51 per share.   The 70,000 warrants remain unexercised at March 31, 2018.

8.  Income Taxes

No provision for income taxes has been recorded in the three months ended March 31, 2018 or 2017, respectively.    But for a benefit of an immaterial amount of federal alternative minimum tax credit, the Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company has federal and state net operating loss carryforwards totaling $10,275,000 and $12,317,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $268,000 respectively. The federal and state tax credits begin to expire in 2027 and 2018, respectively.

9.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

Off-balance sheet arrangements

Lease expense under all operating leases was approximately $6,000 and $7,000 for the three months ended March 31, 2018 and 2017, respectively.

10.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the three months ended March 31, 2018:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2017	205,500	$6.04	6.07	$28,750
Granted	90,000	3.81
Outstanding at March 31, 2018	295,500	$5.36	7.09	$17,140
Exercisable at March 31, 2018	149,826	$6.46	5.12	$12,960
Exercisable at December 31, 2017	114,583	$6.42	5.30	$20,551

For the three months ended March 31, 2018 and 2017, share based compensation expense related to stock options amounted to $14,370 and $14,971, respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended March 31, 2018, 90,000 options were granted with a fair value of $0.50 per share.  No options were granted in the three months ended March 31, 2017.  For the three months ended March 31, 2018 and 2017, no options were exercised or forfeited.

For the three months ended March 31, 2018 and 2017 the unrecognized stock based compensation expense was $111,047 and $119,382, respectively, which is expected to be recognized over the next three years.

Warrants

For the three months ended March 31, 2018 and 2017, there were no warrants exercised. As of March 31, 2018, 70,000 warrants remain unexercised, including 20,000 held by the Company’s largest beneficial owner, REF Securities, LLP and with Mr. Rodd E. Friedman, a director of the Company, and 10,000 held by Mr. E. P. Marinos, a former director of the Company.  The warrants expire in December 2018.

Common Stock

For the three months ended March 31, 2018, the Company issued 5,661 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.  For the three months ended March 31, 2017, the Company issued 4,360 shares of the Company’s common stock, with a fair value of $18,750 for director fees in lieu of cash payments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately forty-four percent of its revenue derived from exports.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2017 except for the implementation of ASU No. 2014-09, “Revenue from Contracts with Customers” as described in Note 2 to these condensed consolidated financial statements.

Operating matters and liquidity

On December 29, 2017, the Company entered into a three-year asset based credit and security agreement (“credit agreement”), with a Massachusetts trust company, replacing the credit facility with the Company’s previous lender.  The credit agreement includes a revolving line of credit and term loans as further described in Note 7.

In addition to providing funds to discharge all the indebtedness with the Company’s previous lender, the credit agreement provided $450,000 designated to discharge the outstanding subordinated promissory notes.  On December 29, 2017, one subordinated note in the principal balance of $100,000 was discharged in full.  The remaining five subordinated notes totaling an aggregate principal balance of $350,000 were discharged on January 2, 2018.

 At March 31, 2018, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations and the resulting reliance on outside financing to support operations.

Management’s analysis includes forecasting future revenues and cash flows, taking into consideration past performance and the requirements under the credit agreement. Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, and its ability to close new and expanded business. Based on management’s analysis, the Company expects to generate sufficient cash flows to fulfill its payment obligations over the next twelve months from the date these financial statements were issued.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	85.7	86.0
Gross profit	14.3	14.0
Selling and marketing	3.7	5.0
General and administrative	11.8	11.7
Research and development	0.5	0.6
Other expense	1.7	0.8
Loss before income taxes	(3.4)	(4.1)
Income tax provision	—	—
Net loss	(3.4)%	(4.1)%

Net Sales

Net sales	2018	2017	$ Change	% Change
Three months ended March 31,	$5,119,048	$5,264,977	$(145,929)	(2.8)%

The decrease in consolidated net sales for the three months ended March 31, 2018 versus the prior year period was due to a decrease in net sales of thermoplastic injection molding.  This was partly offset by increased net sales of sensors and machined orthopedic implant components and instruments.

For the three months ended March 31, 2018, net sales of thermoplastic injection molding decreased 24.2% when compared to the same period in the prior year.  This was due primarily to a large customer who transferred their molding to their own in-house molding facility, lower demand from a military and law enforcement customer, and lower demand from medical and diagnostics molding customers.

Partly offsetting the decrease in net sales was a 14.0% increase in net sales of sensors when compared to the three months ended March 31, 2017.  The increase was due in part to a 14.0% increase in volume.  Additionally, silver surcharge billed increased due in part to increased volume partly offset by lower silver prices as compared to the same period last year.

Also, partly offsetting the decrease in net sales was an 11.2% increase in net sales of machined orthopedic implant components and instruments when compared to the same prior year period.  Increased demand from the Company’s largest machining customer was the primary reason for the improvement in net sales.

Gross Profit

Gross profit	2018	2017	$ Change	% Change
Three months ended March 31,	$731,360	$738,095	$(6,735)	(0.9)%
As a percentage of sales	14.3%	14.0%

The decrease in consolidated gross profit for the three months ended March 31, 2018 was due primarily to a 44% decrease in gross profit related to sales of thermoplastic injection molding compared to the same period in the prior year.  This decrease was offset by a 129.7% increase in gross profit from machined orthopedic implant components and instrumentation when compared to the same period in the prior year.   The increase in gross profit of machined components was due to improved productivity, reduced scrap, and improved raw material yield.  Gross profit from sensor sales in the three months ended March 31, 2018 increased 22.2% when compared to the same period in the prior year.  This increase was due primarily to increased volume and improved raw materials yield partly offset by a decrease in silver prices and the weighted average cost of silver.

During the three months ended March 31, 2018, the Company decreased other indirect manufacturing overhead expenses by 10.5% when compared to the same period in the prior year.  This was largely due to improved management of payroll related costs.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $190,540 (3.7% of net sales) for the three months ended March 31, 2018 as compared to $265,873 (5.0% of net sales) for the three months ended March 31, 2017, a decrease of 28.3%.

For the three months ended March 31, 2018, the decrease was primarily due to decreased compensation of $55,453 and decreased travel expenses of $13,711 as a result of the two fewer sales persons in the first quarter of 2018 compared to the first quarter of 2017.  Additionally, advertising and marketing expenses were lower by $4,621 due in part to reduced attendance at trade shows.  The decrease from the first quarter of 2018 compared to 2017 is also due to the impact of $18,000 of recruiting agency fees in the first quarter of 2017.  Partially offsetting these decreases was an increase in professional services for cloud based lead generation services.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $604,035 (11.8% of net sales) for the three months ended March 31, 2018 as compared to $616,829 (11.7% of net sales) for the three months ended March 31, 2017, a decrease of $12,794, or 2.1%.

The decrease in general and administrative expenses for the three months ended March 31, 2018 compared to 2017 is due in part to a $29,272 decrease in compensation expenses due in part to wage reductions for all salaried employees and executives implemented in the third quarter of 2017.  The decrease was also due in part to reduced accounting fees of $12,014 and lower computer and office supplies expense of $3,694.  The decreases were partly offset by $12,460 in non-recurring professional consulting fees related to the implementation of new revenue recognition accounting guidance, an increase of $2,000 related to outsourcing the environmental, health and safety function and an increase of $9,025 for property and liability insurance premiums, largely related to director and officer insurance.

Research and Development

The Company's consolidated research and development expenses decreased to $27,921 (0.5% of net sales) for the three months ended March 31, 2018 as compared to $29,296 (0.6% of net sales) for the three months ended March 31, 2017, a decrease of $1,375, or 4.7%.

Other Expense, net

Other expense, net increased to $88,511 for the three months ended March 31, 2018, as compared to $39,812, for the three months ended March 31, 2017, an increase of $48,699.  The increase in other expense, net was due largely to a $33,111 increase in interest expense due in part to higher interest rates and $14,670 of deferred financing amortization as a result of the new credit agreement.  Additionally, other income decreased partly due to the impact of a gain of $12,315 on the sales of fixed assets in the first quarter of 2017.

Income Tax Provision

The tax provisions for the three months ended March 31, 2018 and 2017 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three months ended March 31, 2018 and 2017 of 0% is due to the deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended March 31, 2018 was $0.06 per share as compared to $0.08 per share for the same period in 2017, a decrease in loss per share of $0.02. The decrease in loss per share for the three months ended March 31, 2018, is due largely to a decrease of $89,502 in operating expenses compared to the prior year period.

Off-Balance Sheet Arrangements

Lease expense under all operating leases was approximately $6,000 and $7,000 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working capital was $2,503,627 as of March 31, 2018, as compared to $2,548,692 at December 31, 2017, a decrease of $45,065.  The decrease in working capital is due primarily to a decrease in cash of $943,023, which was largely used to discharge subordinated debt of $350,000, and net payments on the revolver of $282,975.  The decrease in working capital was also partly offset by a decrease in accounts payable of $155,701 and an increase in accounts receivable of $496,324.

Trade accounts receivable, net of allowance for doubtful accounts, were $3,091,572 and $2,595,248 at March 31, 2018 and December 31, 2017, respectively, an increase of $496,324.  The increase is due largely to higher sales in March of 2018 versus December 2017.

Inventories were $3,325,682 as of March 31, 2018, as compared to $3,413,199 at December 31, 2017, a decrease of $87,517.

Accounts payable were $1,378,648 and $1,534,349 at March 31, 2018 and December 31, 2017, respectively, a decrease of $155,701 due largely to the timing of disbursements.  Accrued expenses and other current liabilities increased $54,812 in part due to increased accruals for professional services and accrued payroll.  Contract liabilities increased $102,400 from customer deposits and advance invoicing for in-process tooling.

Capital equipment expenditures were $95,536 for the three months ended March 31, 2018, due to expenditures related to computer software and hardware, as well as thermoplastic injection molding and quality inspection equipment compared to $493,576 for the three months ended March 31, 2017 for machinery and equipment primarily for the contract manufacturing of machined orthopedic implants and instruments as well as thermoplastic injection molding.

At March 31, 2018, the Company’s total debt was $5,854,176 as compared to $6,575,241 at December 31, 2017, a decrease of $721,065.  The decrease is due largely to the discharge of $350,000 of subordinated debt as well as net payments on the revolver of $282,975.  Additionally, the Company made $76,190 of payments on term debt.

The Company has a three-year credit agreement with a Massachusetts trust company.  The credit agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term loan of $2.5 million (“Equipment Loan”) and a real estate term loan of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan” the “Term Loans”).  The credit agreement contains both financial and non-financial covenants, and is secured by substantially all assets of the Company.

The Revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on December 29, 2020.  Interest on all borrowings from the Revolver shall be equal to the Wall Street Journal prime rate (“Prime Rate”) plus 0.5% (4.914% at March 31, 2018).  In lieu of having interest charged at the Prime Rate, the Company has the option, on the last day of each month, (the “LIBOR Option”) to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.25% for the following month.  The interest rate will automatically convert back to the Prime Rate at the beginning of the next month unless the Company elects the LIBOR Option for the next month.  This Revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the Revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.  The Revolver is subject to certain borrowing base limitations.  Amounts available to borrow under the Revolver are $1,222,135 at March 31, 2018.

The Term Loans require aggregate monthly principal payments of approximately $38,095, payable on the first day of each month.  The Equipment Loan is based upon an 84 month amortization with a balloon payment of approximately $1,458,333 due and payable in full upon maturity on December 29, 2020.  The Real Estate Loan is based upon a 240 month amortization with a balloon payment of approximately $1,708,333 due and payable in full upon maturity on December 29, 2020.

Interest on the Term Loans shall be at the Wall Street Journal prime rate plus 0.75% (5.164% at March 31, 2018).  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month.

All interest on the credit agreement will be calculated based upon a year of 360 days for actual days elapsed.  Interest is payable monthly in arrears.  Upon the occurrence and during the continuation of an Event of Default, all interest will be increased by 2% above the per annum rate otherwise applicable thereto.  The Term Loans carry a prepayment penalty with respect to the prepayment of any portion of either Term Loan equal to 3%, 2%, and 1% of the amount prepaid in the first, second, and third years, respectively, of the asset based credit and security agreement.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes and issued warrants to purchase 100,000 shares of common stock.  Three related parties participated in the private offering as follows:  REF Securities, LLP, and with Mr. Rodd E. Friedman, a director of the Company, a beneficial owner of approximately 12% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 11% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, then a director of the Company, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

On December 29, 2017, as part of entering into the credit agreement, the Company obtained funds to discharge the remaining $450,000 of subordinated debt.  On December 29, 2017, the Company paid one of the subordinated notes in the principal amount of $100,000.  The remaining five notes, totaling an aggregate principal amount $350,000, were discharged on January 2, 2018, including the subordinated notes held by the three related parties mentioned above.  The Company carried $350,000 as restricted cash at December 31, 2017 for this purpose.

No dividends were declared or paid in the three months ended March 31, 2018 and 2017.

The Company believes that cash flows from its operations, together with its existing working capital, booked orders, the credit agreement and other resources, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the date these financial statements were issued; however, there can be no assurance that the Company will be able to do so.

Summary of Changes in Cash Position

As of March 31, 2018, the Company had cash on hand of $13,965.  For the three months ended March 31, 2018, net cash used in operating activities was $111,752.  Net cash used in investing activities for the three months ended March 31, 2018 was $95,536. Net cash used in financing activities for the three months ended March 31, 2018 was $735,735. The net cash flows for the three months ended March 31, 2018 are discussed in further detail below.

Operating Cash Flows

For the three months ended March 31, 2018, net cash used in operating activities was $111,752. Cash used in operating activities was primarily impacted by an increase of $496,324 in accounts receivable, the net loss of $179,647 and a decrease in accounts payable of $155,700.

These uses of cash were partly offset by non-cash add-backs for depreciation and amortization of $395,763, share-based compensation of $34,245 and non-cash interest expense of $14,670.  Cash was provided by a decrease of $106,772 in prepaid expenses, a decrease of $11,256 in inventories, an increase in contract liabilities for customer deposits and deferred revenue of $102,400 as well as an increase of $54,812 in accrued expenses and other current liabilities.

Investing Cash Flows

For the three months ended March 31, 2018, net cash used in investing activities was $95,536. The net cash used was for capital expenditures of $95,536, primarily for computer software and hardware, as well as thermoplastic injection molding and quality inspection equipment.

Financing Cash Flows

For the three months ended March 31, 2018, net cash used in financing activities was $735,735. Cash was used for the discharge of $350,000 of subordinated debt, net payments of $282,975 on the revolver, payments of $76,190 on term notes payable and $26,569 related to debt issuance costs.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.69

Forbearance Agreement between UniBank for Savings, Micron Solutions, Inc. and Micron Products, Inc. dated September 29, 2017 (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the Commission on November 13, 2017).

10.70

Credit and Security Agreement between Micron Products, Inc. and Rockland Trust Company dated December 29, 2017 (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.71

General Security Agreement between the Company and Rockland Trust Company dated December 29, 2017 (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.72

Mortgage, Security Agreement and Financing Statement entered into by Micron Products, Inc. dated December 29, 2017 (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.73

M&E Term Loan Note entered into by Micron Products, Inc. dated December 29, 2017 (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.74

Real Estate Term Loan Note entered into by Micron Products, Inc. dated December 29, 2017 (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.75

Revolver Note entered into by Micron Products, Inc. dated December 29, 2017 (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

10.76

General Continuing Guarantee entered into by the Company dated as of December 29, 2017 (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for fiscal year end December 31, 2017, as filed with the Commission on March 26, 2018).

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

MICRON SOLUTIONS, INC.

May 15, 2018	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)