Form 10-Q
period 2018-06-30
MICRON SOLUTIONS INC /DE/
filed 2018-08-14
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018 or

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

As of August 13, 2018 there were 2,850,177 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$—	$606,988
Restricted cash	—	350,000
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 at June 30, 2018 and December 31, 2017, respectively	3,052,691	2,595,248
Inventories	3,645,152	3,413,199
Prepaid expenses and other current assets	246,474	460,954
Total current assets	6,944,317	7,426,389
Property, plant and equipment, net	5,236,305	5,744,039
Assets held for sale, net	688,750	688,750
Intangible assets, net	53,224	55,133
Other assets	4,135	10,289
Total assets	$12,926,731	$13,924,600
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,307,954	$1,879,047
Term notes payable, current portion	390,709	367,779
Subordinated promissory notes, current portion	—	350,000
Accounts payable	1,326,070	1,534,349
Accrued expenses and other current liabilities	426,793	320,065
Contract liabilities, current portion	736,570	426,457
Total current liabilities	4,188,096	4,877,697
Long-term liabilities:
Term notes payable, non-current portion	3,767,167	3,978,415
Total long-term liabilities	3,767,167	3,978,415
Total liabilities	7,955,263	8,856,112
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,850,177 outstanding at June 30, 2018 and 3,926,491 issued, 2,839,274 outstanding at December 31, 2017	39,265	39,265
Additional paid-in-capital	11,565,392	11,532,207
Treasury stock at cost, 1,076,314 shares at June 30, 2018 and 1,087,217 shares at December 31, 2017	(2,937,046)	(2,966,798)
Accumulated deficit	(3,696,143)	(3,536,186)
Total shareholders’ equity	4,971,468	5,068,488
Total liabilities and shareholders’ equity	$12,926,731	$13,924,600

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$5,320,426	$5,390,726	$10,439,474	$10,655,703
Cost of sales	4,442,606	5,008,889	8,830,294	9,620,492
Gross profit	877,820	381,837	1,609,180	1,035,211

Selling and marketing	204,036	234,820	394,576	500,693
General and administrative	529,092	552,678	1,133,127	1,169,508
Research and development	26,801	28,344	54,722	57,640
Total operating expenses	759,929	815,842	1,582,425	1,727,841

Net income (loss) from operations	117,891	(434,005)	26,755	(692,630)
Other income (expense):
Interest expense	(96,016)	(87,429)	(193,028)	(151,330)
Other income, net	11,806	9,981	20,307	34,070
Total other expense, net	(84,210)	(77,448)	(172,721)	(117,260)
Net income (loss) before income tax provision (benefit)	33,681	(511,453)	(145,966)	(809,890)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$33,681	$(511,453)	$(145,966)	$(809,890)
Comprehensive income (loss)	33,681	(511,453)	$(145,966)	$(809,890)
Earnings (loss) per share - basic	$0.01	$(0.18)	$(0.05)	$(0.29)
Earnings (loss) per share - diluted	$0.01	$(0.18)	$(0.05)	$(0.29)
Weighted average common shares outstanding - basic	2,847,642	2,820,999	2,844,889	2,819,915
Weighted average common shares outstanding - diluted	2,855,101	2,820,999	2,844,889	2,819,915

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(145,966)	$(809,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	—	(21,554)
Depreciation and amortization	767,605	803,217
Non-cash interest expense	31,047	16,753
Change in allowance for doubtful accounts	—	12,000
Share-based compensation expense	62,937	32,417
Changes in operating assets and liabilities:
Accounts receivable	(457,443)	(1,176,664)
Inventories	(308,214)	(194,180)
Prepaid expenses and other current assets	186,311	4,159
Other non-current assets	2,000	145,603
Accounts payable	(208,279)	866,811
Accrued expenses and other current liabilities	125,061	117,361
Contract liabilities, current portion	310,113	36,909
Other non-current liabilities	—	(156,953)
Net cash provided by (used in) operating activities	365,172	(324,011)
Cash flows from investing activities:
Purchases of property, plant and equipment	(181,702)	(759,546)
Proceeds from sale of property, plant and equipment	—	23,200
Cash paid for patents and trademarks	—	(15,296)
Net cash provided by (used in) investing activities	(181,702)	(751,642)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(571,093)	884,205
Proceeds from equipment line of credit	—	402,281
Payments on term notes payable	(190,476)	(253,145)
Payments of debt issuance costs	(28,889)	—
Payment on subordinated debt	(350,000)	—
Net cash provided by (used in) financing activities	(1,140,458)	1,033,341
Net decrease in cash and cash equivalents and restricted cash	(956,988)	(42,312)
Cash and cash equivalents and restricted cash, beginning of period	956,988	380,381
Cash and cash equivalents and restricted cash, end of period	$—	$338,069

	Six Months Ended
	June 30,
Supplemental Cash Flow Information	2018	2017
Cash paid for interest	$162,775	$138,279

Non-cash activities:
Issuance of treasury stock for directors fees	$39,750	$11,250
Adjustment to accumulated deficit for change in accounting principle (Note 2)	$(13,991)	$—

See accompanying notes to condensed consolidated financial statements.

1.  Basis of Presentation and Accounting Policies

The condensed consolidated financial statements (the "financial statements") include the accounts of Micron Solutions, Inc.® (“Micron Solutions”) and its subsidiary, Micron Products, Inc.® ("Micron" and together with Micron Solutions, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 26, 2018.

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

Recent Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s financial statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s financial statements.

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

As of the date of this report, the Company is the lessee of office equipment in a single operating lease and is the lessee of a parking lot.  The Company is not a lessor in any arrangements.  The Company is evaluating other supplier relationships to determine if such arrangements constitute a lease per this guidance.  The Company does not expect any material impact on reporting or on the results of operations.

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

At June 30, 2018, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions, despite the profitable quarter ended June 30, 2018, included the Company’s recurring losses from operations and the resulting reliance on outside financing to support operations.

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

2.  Change in Accounting Principle

Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers, Topic 606” (“Topic 606”) effective January 1, 2018 using the modified retrospective approach.  Under the modified retrospective method, a cumulative effect of initially applying the new standard is recorded as an adjustment to the opening balance of retained earnings at the date of initial application.  By electing to use this method, there is no restatement of the comparative periods presented (i.e., interim periods and fiscal year ending 2017). As permitted by Topic 606 transition guidance (outlined below), the Company has elected to apply the new standard only to contracts that were not completed contracts at the date of initial application, and therefore, the Company only evaluated those contracts that were in-process and not completed before January 1, 2018.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Based on the Company’s assessment, the implementation of Topic 606 will affect the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling revenue and costs.  Under legacy GAAP, the Company accounted for tooling as multiple element arrangements whereby revenue and cost were recognized over a period of time after the tool was completed.  Upon adoption of ASU 2014-09, tooling sales and costs will be recognized at the point in time upon which the tool is complete and the Company has satisfied all its performance obligations under the contract.

The table below compares the affected lines on the consolidated statements of operations as presented to legacy GAAP treatment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2018	2018	2018
	As presented	Legacy GAAP	As presented	Legacy GAAP
Net sales	$5,320,426	$5,332,709	$10,439,474	$10,304,357
Cost of sales	4,442,606	4,449,942	8,830,294	8,736,630
Gross profit	877,820	882,767	1,609,180	1,567,727

Net income (loss) from operations	117,891	122,838	26,755	(14,698)
Net income (loss) before income tax provision (benefit)	33,681	38,628	(145,966)	(187,419)
Net income (loss)	$33,681	$38,628	$(145,966)	$(187,419)
Comprehensive income (loss)	$33,681	$38,628	$(145,966)	$(187,419)
Earnings (loss) per share - basic	$0.01	$0.01	$(0.05)	$(0.07)
Earnings (loss) per share - diluted	$0.01	$0.01	$(0.05)	$(0.07)
Weighted average common shares outstanding - basic	2,847,642	2,847,642	2,844,889	2,844,889
Weighted average common shares outstanding - diluted	2,855,101	2,855,101	2,844,889	2,844,889

The table below compares the affected lines on the consolidated balance sheets as presented to legacy GAAP treatment.

	June 30,	June 30,
	2018	2018
	As presented	Legacy GAAP
Assets
Current assets:
Prepaid expenses and other current assets	$246,474	$280,141
Total current assets	6,944,317	6,977,984
Other assets	4,135	64,132
Total assets	$12,926,731	$13,020,395
Liabilities and Shareholders’ Equity
Current liabilities:
Contract liabilities, current portion	$736,570	$785,703
Total current liabilities	4,188,096	4,237,229
Long-term liabilities:
Contract liabilities, non-current portion	—	85,984
Total long-term liabilities	3,767,167	3,853,151
Total liabilities	7,955,263	8,090,380
Shareholders’ equity:
Accumulated deficit	(3,696,143)	(3,737,596)
Total shareholders’ equity	4,971,468	4,930,015
Total liabilities and shareholders’ equity	$12,926,731	$13,020,395

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$33,681	$(511,453)	$(145,966)	$(809,890)
Net income (loss) available to common shareholders	$33,681	$(511,453)	$(145,966)	$(809,890)
Basic EPS:
Weighted average common shares outstanding	2,847,642	2,820,999	2,844,889	2,819,915
Earnings (loss) per share - basic	$0.01	$(0.18)	$(0.05)	$(0.29)
Diluted EPS:
Weighted average common shares outstanding	2,847,642	2,820,999	2,844,889	2,819,915
Assumed conversion of net common shares issuable under stock option plans	3,796	—	—	—
Assumed conversion of net common shares issuable under warrants	3,663	—	—	—
Weighted average common and common equivalent shares outstanding, diluted	2,855,101	2,820,999	2,844,889	2,819,915
Earnings (loss) per share - diluted	$0.01	$(0.18)	$(0.05)	$(0.29)

4.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$1,120,619	$1,100,187
Work-in-process	1,096,473	822,244
Finished goods	1,428,060	1,490,768
Total	$3,645,152	$3,413,199

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $483,039 and $536,963 as of June 30, 2018 and December 31, 2017, respectively.

5.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			June 30,	December 31,
	(in years)			2018	2017
Machinery and equipment	3	to	15	$17,559,355	$17,498,586
Building and improvements	5	to	25	3,991,951	3,986,715
Vehicles	3	to	5	104,714	90,713
Furniture, fixtures, computers and software	3	to	5	1,593,184	1,542,027
Construction in progress				144,213	17,412
Total property, plant and equipment				23,393,415	23,135,453
Less: accumulated depreciation				(18,157,110)	(17,391,414)
Property, plant and equipment, net				$5,236,305	$5,744,039

For the three and six months ended June 30, 2018, the Company recorded depreciation expense of $370,909 and $765,696, respectively.  For the three and six months ended June 30, 2017, the Company recorded depreciation expense of $406,761 and $801,881, respectively.

In January 2016, the Company entered into a Purchase and Sale Agreement (“Agreement”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus.   As a result, the Company has since classified the real estate as Assets Held for Sale.

The Company and the Buyer (the “Parties”), have since entered into multiple amendments which provided for, among other things, an extension of the expiration date of the agreement to June 2019 in exchange for monthly extension fees.

In January 2018, the Company was notified that the National Park Service of the Department of the Interior designated the area in which the buildings are located as a Historic District, which will enable the Buyer to proceed with securing historical tax credits as agreed between the Parties.

The closing is subject to permitting and approvals from the City of Fitchburg and the Commonwealth of Massachusetts and is expected to take place by the end of the first quarter of 2019.

At June 30, 2018 and December 31, 2017, the carrying value of the assets held for sale remains at $688,750, which approximates the fair value less the expected costs to sell.

6.  Intangible Assets, net

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. For the three and six months ended June 30, 2018 and 2017, the Company did not impair any intangible assets.

Intangible assets consist of the following:

	Estimated	June 30, 2018			December 31, 2017
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$22,911	$10,609	$12,302	$22,911	$9,888	$13,023
Patents and trademarks pending	—	13,786	—	13,786	13,786	—	13,786
Trade names	15	29,062	1,926	27,136	29,062	738	28,324
Total intangible assets		$65,759	$12,535	$53,224	$65,759	$10,626	$55,133

For the three and six months ended June 30, 2018, the Company recorded amortization expense of $933 and $1,909, respectively.  For the three and six months ended June 30, 2017, the Company recorded amortization expense of $547 and $986, respectively.

On July 3, 2018, the Company was awarded a U.S. Patent for an invention which improves the high-low pressure system in 40MM M212 casings used in military, law enforcement and other markets.  Under a multi-year exclusive supply agreement with the Company’s customer, Security Devices International, Inc., the patent rights and obligations are shared equally.

7.  Debt

The following table sets forth the items which comprise debt for the Company:

	June 30,	December 31,
	2018	2017
Revolving line of credit	$1,307,954	$1,879,047
Subordinated promissory notes	$—	$350,000

Total term notes payable, net of issuance costs	$4,157,876	$4,346,194
Less current portion, net	390,709	367,779
Term notes payable, non-current, net	3,767,167	3,978,415

Total short and long term debt, net	$5,465,830	$6,575,241

Bank Debt

On December 29, 2017, the Company entered into a three-year $9,500,000 asset based credit and security agreement (“credit agreement”), with a Massachusetts trust company, replacing the credit facility with the Company’s previous lender.  The credit agreement also provided funds with which to discharge the subordinated promissory notes.

The credit agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term loan of $2.5 million (“Equipment Loan”) and a real estate term loan of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan” the “Term Loans”).  The credit agreement contains both financial and non-financial covenants, and is secured by substantially all the assets of the Company.

Revolver

The Revolver is subject to certain borrowing base limitations, primarily related to conditions of the Company’s accounts receivable and inventory.  The agreement provides for a daily sweep of cash balances against the balance of the Revolver.  Amounts available to borrow under the Revolver are $1,557,941 at June 30, 2018.

The Revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on December 29, 2020.  Interest on all borrowings from the Revolver shall be equal to the Wall Street Journal prime rate (“Prime Rate”) plus 0.5% (5.50% at June 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company has the option, on the last day of each month, (the “LIBOR Option”) to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.25% for the following month (5.34213% at June 30, 2018).  The interest rate will automatically convert back to the Prime Rate at the beginning of the next month unless the Company elects the LIBOR Option for the next month.  This Revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the Revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.

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

Interest on the Term Loans shall be at such Wall Street Journal prime rate plus 0.75% (5.75% at June 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month (5.84213% at June 30, 2018).

All interest on the Revolver and the Term Loans will be calculated based upon a year of 360 days for actual days elapsed.  Interest is payable monthly in arrears.  Upon the occurrence and during the continuation of an Event of Default, all interest will be increased by 2% above the per annum rate otherwise applicable thereto.  The Term Loans carry a prepayment penalty with respect to the prepayment of any portion of either Term Loan equal to 3%, 2%, and 1% of the amount prepaid in the first, second, and third years, respectively, of the credit agreement.

This credit agreement contains covenants related to various matters including certain financial covenants, prohibitions on further borrowings and security interests, merger or consolidation, acquisitions, guarantees, sales of assets other than in the normal course of business, leasing, and payment of dividends. The lender has a security interest in substantially all assets and a mortgage encumbering certain real property.

Other Debt

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

On December 29, 2017, as part of entering into the credit agreement, the Company obtained funds to discharge the remaining $450,000 of subordinated debt.  On December 29, 2017, the Company paid one of the subordinated notes in the principal amount of $100,000.  The remaining five notes, totaling an aggregate principal amount of $350,000, were discharged on January 2, 2018, including the subordinated notes held by the three related parties mentioned above.  The Company carried $350,000 as restricted cash at December 31, 2017 for this purpose.

In connection with the private offering of subordinated promissory notes, the Company issued 100,000 warrants to purchase the Company's common stock, including 20,000 warrants to REF Securities, LLP, 20,000 warrants to the Foundation and 10,000 warrants to Mr. Marinos.  The warrants were initially exercisable through December 2016 at an exercise price of $3.51 per share.  In October 2016, in connection with the extension of the maturity dates of the subordinated promissory notes, the expiration date of the remaining unexercised 70,000 warrants was extended to December 31, 2018.  The discharge of the subordinated promissory notes as described above did not affect the maturity date of the warrants.  The exercise price remained unchanged at $3.51 per share.   The 70,000 warrants remain unexercised at June 30, 2018.

8.  Income Taxes

No provision for income taxes has been recorded in the three or six months ended June 30, 2018 or 2017, respectively.    Except for a benefit of an immaterial amount of federal alternative minimum tax credit, the Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company has federal and state net operating loss carryforwards totaling $10,275,000 and $12,317,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $268,000 respectively. The federal and state tax credits begin to expire in 2027 and 2018, respectively.

9.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

Lease expense under all operating leases for the three months ended June 30, 2018 and 2017 was $6,008 and $5,884,   respectively.  For the six months ended June 30, 2018 and 2017, lease expense under all operating leases was $11,921 and $13,114, respectively.

10.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the six months ended June 30, 2018:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2017	205,500	$6.04	6.07	$28,750
Granted	90,000	3.81
Forfeited	(2,000)	3.81
Outstanding at June 30, 2018	293,500	$5.37	6.83	$10,188
Exercisable at June 30, 2018	152,826	$6.38	4.87	$10,188
Exercisable at December 31, 2017	114,583	$6.42	5.30	$20,551

For the three months ended June 30, 2018 and 2017, share based compensation expense related to stock options amounted to $8,817 and $6,196, respectively.  For the six months ended June 30, 2018 and 2017, share based compensation expense related to stock options amounted to $23,187 and $21,167, respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended June 30, 2018 and 2017, no options were granted or exercised.  For the three months ended June 30, 2018 and 2017, options forfeited were 2,000 and 4,000, respectively due to employee terminations.

For the six months ended June 30, 2018, 90,000 options were granted with a fair value of $0.50 per share.  No options were granted in the six months ended June 30, 2017.  For the six months ended June 30, 2018 and 2017, no options were exercised.  For the six months ended June 30, 2018 and 2017, options forfeited were 2,000 and 4,000, respectively.

Unrecognized stock based compensation expense as of June 30, 2018 and 2017 was $101,196 and $111,126, respectively.

Warrants

For the three and six months ended June 30, 2018 and 2017, there were no warrants exercised. As of June 30, 2018, 70,000 warrants remain unexercised, including 20,000 held by the Company’s largest beneficial owner, REF Securities, LLP and with Mr. Rodd E. Friedman, a director of the Company, and 10,000 held by Mr. E. P. Marinos, a former director of the Company.  The warrants expire in December 2018.

Common Stock

For the three months ended June 30, 2018, the Company issued 5,242 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.  For the three months ended June 30, 2017, the Company did not issue any shares.

For the six months ended June 30, 2018, the Company issued 10,903 shares of the Company’s common stock, with a fair value of $39,750 for director fees in lieu of cash payments.  For the six months ended June 30, 2017, the Company issued 4,360 shares of the Company’s common stock, with a fair value of $11,250 for director fees in lieu of cash payments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company’s actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.  More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 26, 2018.

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately forty-six percent of its revenue derived from exports.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2017, except for the implementation of ASU No. 2014-09, “Revenue from Contracts with Customers” as described in Note 2 to these financial statements.

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

At June 30, 2018, the Company identified certain conditions and events which in the aggregate, despite the profitable quarter ended June 30, 2018, required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s history of recurring losses from operations and the resulting reliance on outside financing to support operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.5	92.9	84.6	90.3
Gross profit	16.5	7.1	15.4	9.7
Selling and marketing	3.8	4.4	3.8	4.7
General and administrative	9.9	10.3	10.9	11.0
Research and development	0.5	0.5	0.5	0.5
Other expense	1.6	1.4	1.7	1.1
Income (loss) before income tax provision (benefit)	0.7	(9.5)	(1.5)	(7.6)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	0.7%	(9.5)%	(1.5)%	(7.6)%

Net Sales

Net sales	2018	2017	$ Change	% Change
Three months ended June 30,	$5,320,426	$5,390,726	$(70,300)	(1.3)%

The decrease in consolidated net sales for the three months ended June 30, 2018 versus the prior year period was due primarily to a decrease in net sales of tooling.  This was partly offset by increased net sales of sensors, machined orthopedic implant components and instruments, as well as thermoplastic injection molding.

For the three months ended June 30, 2018, net sales of tooling decreased 88.0% when compared to the same period in the prior year.  The decrease was due primarily to the impact in the second quarter of 2017 of revenue from new tools for customers in the automotive and medical device industries.

Partly offsetting the decrease in net sales for the three months ended June 30, 2018, was a 0.7% increase in net sales of sensors when compared to the same prior year period, due primarily to customer and product mix.  Additionally, silver surcharge billed decreased 0.1% due in part to product mix and the price of silver maintaining comparable levels when compared with the same period in the prior year.

Also partly offsetting the decrease in net sales for the three months ended June 30, 2018, was a 10.0% increase in net sales of machined orthopedic implant components and instruments when compared to the same prior year period.  The increase was due primarily to increased demand of implant components from two customers.  Additionally, the Company realized increased net sales from two new customers.  These increases were partially offset by decreased demand from another customer who vertically integrated their machining and polishing of knee components beginning in the third quarter of 2017 and decreased demand of hip stem implant components.

Also partly offsetting the decrease in net sales for the three months ended June 30, 2018, was a 2.2% increase in net sales of thermoplastic injection molding when compared to the same period in the prior year.  This was due primarily to increased net sales to customers in the medical device as well as the military and law enforcement industries, partly offset by decreased net sales from customers in the automotive and consumer product industries.

Net sales	2018	2017	$ Change	% Change
Six months ended June 30,	$10,439,474	$10,655,703	$(216,229)	(2.0)%

The decrease in consolidated net sales for the six months ended June 30, 2018 versus the prior year period was due to a decrease in net sales of thermoplastic injection molding and tooling.  This was partly offset by increased net sales of sensors and machined orthopedic implant components and instruments.

For the six months ended June 30, 2018, net sales of thermoplastic injection molding decreased 12.4% when compared to the same prior year period.  The decrease was due in part to the vertical integration of a single medical device customer, partly offset by net sales to a new thermoplastic injection molded product to a long time sensor customer, who is expanding its product offerings.  Additionally, net sales decreased in the military and law enforcement, automotive and consumer product industries.

For the six months ended June 30, 2018, net sales of tooling decreased 58.1% when compared to 2017, due primarily to decreased tooling for the automotive, medical device and military and law enforcement industries.

Partly offsetting the decreases above for the six months ended June 30, 2018, was a 6.8% increase in net sales of sensors due largely to a 6.2% increase in volume compared to the same period in 2017.  Silver surcharge billed increased 7.1% based largely on volume as the price of silver maintained levels comparable to the same prior year period.

Also partly offsetting the decreases for the six months ended June 30, 2018, was a 10.6% increase in net sales of machined orthopedic implant components and instruments.  The increase was due primarily to increased demand of knee implant components from two customers.  Additionally, the Company realized increased net sales from two new customers.  The increases were partially offset by decreased demand from a customer who vertically integrated their machining of knee implant components beginning in the third quarter of 2017.  Increases were also partly offset by decreased demand of hip stems and conical implant components.

Gross Profit

Gross profit	2018	2017	$ Change	% Change
Three months ended June 30,	$877,820	$381,837	$495,983	129.9%
As a percentage of sales	16.5%	7.1%

The increase in consolidated gross profit for the three months ended June 30, 2018 versus the prior year period was due to an increase in gross profit from machined orthopedic implant components and instruments, thermoplastic injection molding, and sensors, partly offset by a decrease in gross profit from tooling.

The increase in consolidated gross profit for the three months ended June 30, 2018 versus the prior year period, was due in part to a 385.0% increase in gross profit from machined orthopedic implant components and instruments.  The increase was due in part to an increase in net sales as noted above.  Additionally, the Company refined its production processes resulting in reduced rework, scrap, tooling, labor, expediting charges from suppliers, shift premiums and overtime to meet customer delivery requirements when compared to the second quarter of 2017.  Gross profit as a percentage of sales increased 22.7 percentage points.

The increase in consolidated gross profit for the three months ended June 30, 2018 versus the prior year period, was also due in part to a 0.8% increase from thermoplastic injection molding.  The increase was due in part to increased net sales, however, gross profit as a percentage of sales decreased 0.4 percentage points due in part to the vertical integration of production by a higher margin customer as well as increased scrap.

The increase in consolidated gross profit for the three months ended June 30, 2018 was also due in part to an increase in gross profit from sensors as a result of customer mix and improved raw materials yield and efficiency improvements in both the molding and plating operations.

The increases above were partially offset by a 76.1% decrease in gross profit from tooling.  The decrease was primarily the result of lower net sales in the three months ended June 30, 2018.  However, gross profit as a percentage of sales increased 9.8 percentage points over the same period last year.

During the three months ended June 30, 2018, the Company decreased other indirect manufacturing overhead expenses by 6.1% when compared to the same period in the prior year.  This was largely due to improved management of payroll related costs.

Gross profit	2018	2017	$ Change	% Change
Six months ended June 30,	$1,609,180	$1,035,211	$573,969	55.4%
As a percentage of sales	15.4%	9.7%

The increase in consolidated gross profit for the six months ended June 30, 2018 versus the prior year period was due to an increase in gross profit from machined orthopedic implant components and instruments as well as sensors, partly offset by decreases in thermoplastic injection molding and net tooling.

Additionally, the increase in consolidated gross profit for the six months ended June 30, 2018, when compared to the same prior year period, was due in part to a 221.3% increase in gross profit from machined orthopedic implant components and instruments. The increase was due in part to an increase in net sales as noted above.  Additionally, the Company refined its production processes resulting in reduced rework, scrap, tooling, labor, expediting charges from suppliers, shift premiums and overtime to meet customer delivery requirements when compared to the second quarter of 2017.  Gross profit as a percentage of sales increase 18.4 percentage points.

Partly offsetting the increase was a decrease in consolidated gross profit from thermoplastic injection molding of 22.8% due primarily to lower net sales as described above.  Additionally, the lower gross profit was partly the result of a decrease in gross profit as a percentage of sales which decreased 3.6 percentage points due in part to the impact the vertical integration of production by a customer with a higher profit margin as well as increased scrap over the same prior year period.

The increase in consolidated gross profit for the six months ended June 30, 2018, when compared to the same prior year period, was due in part to an increase in gross profit from sensors due largely to increased sales as noted above, which was driven by both increased volume and customer mix as well as improved raw materials yield and efficiency improvements in both the molding and plating operations.

Also partly offsetting the increase above was a decrease of 37.2% from net tooling due largely to lower net sales, however, gross profit as a percentage of sales increased 11.5 percentage points.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $204,036 (3.8% of net sales) for the three months ended June 30, 2018 as compared to $234,820 (4.4% of net sales) for the three months ended June 30, 2017, a decrease of $30,785, or 13.1%.

For the three months ended June 30, 2018, the decrease was primarily due to decreased compensation of $29,840, due in part to compensation adjustments implemented in the third quarter of 2017 as well as the use of independent manufacturer’s sales representatives.  Commissions also decreased $5,461 accordingly.  The decrease is also due in part to lower office supplies expense of $2,676, lower marketing expenses of $2,807, and a decrease of $4,650 in depreciation expense due to certain fixed assets becoming fully depreciated since the second quarter of 2017.  Partly offsetting the decreases were increased travel expenses of $11,929 as a result of international travel in the second quarter of 2018.

The Company's consolidated selling and marketing expenses amounted to $394,576 (3.8% of net sales) for the six months ended June 30, 2018 as compared to $500,693 (4.7% of net sales) for the six months ended June 30, 2017, a decrease of $106,117, or 21.2%.

For the six months ended June 30, 2018, the decrease was primarily due to decreased compensation of $85,090 due partly to compensation adjustments implemented in the third quarter of 2017 as well as the use of independent manufacturer’s sales representatives in the first half of 2018.  Commissions decreased $5,967.  Additionally, advertising and marketing expenses were lower by $7,428 due in part to reduced attendance at trade shows.  Office and computer supplies expense were lower by $6,020.  Professional services decreased due to lower recruiting agency fees partly offset by cloud based lead generation services. Depreciation expense was lower by $2,871 due to certain fixed assets becoming fully depreciated over the prior year.  Travel expenses during the period were lower by $2,084.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $529,092 (9.9% of net sales) for the three months ended June 30, 2018 as compared to $552,678 (10.3% of net sales) for the three months ended June 30, 2017, a decrease of $23,586, or 4.3%.

The decrease in general and administrative expenses for the three months ended June 30, 2018 when compared to 2017 is due in part to a $66,337 decrease in compensation expenses due in part to compensation adjustments for salaried employees and executives implemented in the third quarter of 2017.  Compensation also decreased due to the outsourcing of the Company’s IT and environmental, health and safety functions.  Additionally, general liability insurance decreased $9,594 due in part to adjustments to revenue based premiums.  Bad debt expense decreased approximately $8,000 due in part to the impact of a $6,000 increase in bad debt reserve in the second quarter of 2017.

The decreases above for the three months ended June 30, 2018, when compared to 2017, were partly offset by $19,453 for non-recurring professional consulting fees related to the implementation of new revenue recognition accounting guidance.  Additionally, the decreases were partly offset by increases in professional and outside consulting services of $16,091 for outsourcing the IT function, $8,313 for outsourcing the environmental, health and safety function, $7,009 for legal fees and $5,038 for a bank field examination.

The Company's consolidated general and administrative expenses decreased to $1,133,127 (10.9% of net sales) for the six months ended June 30, 2018 as compared to $1,169,508 (11.0% of net sales) for the six months ended June 30, 2017, a decrease of $36,381, or 3.1%.

The decrease in general and administrative expenses for the six months ended June 30, 2018 compared to 2017 is due largely to decreased compensation expense of $95,206 due in part to compensation adjustments for salaried employees and executives implemented in the third quarter of 2017.  Compensation also decreased due to the outsourcing of the Company’s IT and environmental, health and safety functions.

The decreases above for the six months ended June 30, 2018, when compared to the same period in 2017, were partly offset by $31,913 for non-recurring professional consulting fees related to the implementation of new revenue recognition accounting guidance.  Additionally, the decreases were partly offset by increases in professional and outside consulting services of $16,773 for outsourcing the IT function, $10,407 for outsourcing the environmental, health and safety function, $8,198 for legal fees and $5,038 for a bank field examination.

Research and Development

The Company's consolidated research and development expenses decreased to $26,801 (0.5% of net sales) for the three months ended June 30, 2018 as compared to $28,344 (0.5% of net sales) for the three months ended June 30, 2017, a decrease of $1,543, or 5.4%.

The Company's consolidated research and development expenses decreased to $54,722 (0.5% of net sales) for the six months ended June 30, 2018 as compared to $57,640 (0.5% of net sales) for the six months ended June 30, 2017, a decrease of $2,917, or 5.1%.

The decreases for the three and six months ended June 30, 2018 and 2017 were due to salary reductions implemented in the third quarter of 2017.

Other Expense, net

Other expense, net increased to $84,210 for the three months ended June 30, 2018, as compared to $77,448, for the three months ended June 30, 2017, an increase of $6,762.  The increase in other expense, net was due largely to an $8,587 increase in interest expense which was due to $10,231 of deferred financing amortization as a result of the new credit agreement, partly offset by the impact of lower outstanding borrowings on the Revolver.

Other expense, net increased to $172,721 for the six months ended June 30, 2018, as compared to $117,260, for the six months ended June 30, 2017, an increase of $55,461.  The increase in other expense, net was due largely to a $41,698 increase in interest expense due in part to higher interest rates and $18,755 of deferred financing amortization as a result of the new credit agreement.  Additionally, other income decreased $13,763 partly due to the impact of a gain of $21,554 on the sales of fixed assets in the first half of 2017 offset by an increase of $12,000 in extension fees collected in relation to the sale of assets held for sale.

Income Tax Provision

The tax provisions for the three and six months ended June 30, 2018 and 2017 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three and six months ended June 30, 2018 and 2017 of 0% is due to the deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted earnings per share for the three months ended June 30, 2018 was $0.01 per share as compared to a loss of $0.18 per share for the same period in 2017, an increase in earnings per share of $0.19. The increase in earnings per share for the three months ended June 30, 2018, is due largely to an increase in gross profit of $495,983 and a decrease of $55,913 in operating expenses compared to the prior year period.

Consolidated basic and diluted loss per share for the six months ended June 30, 2018 was $0.05 per share as compared to a loss of $0.29 per share for the same period in 2017, a decrease in loss per share of $0.24. The decrease in loss per share for the six months ended June 30, 2018, is due largely to an increase in gross profit of $573,969 and a decrease of $145,416 in operating expenses compared to the prior year period.

Off-Balance Sheet Arrangements

Lease expense under all operating leases for the three months ended June 30, 2018 and 2017 was $6,008 and $5,884, respectively.  For the six months ended June 30, 2018 and 2017, lease expense under all operating leases was $11,921 and $13,114, respectively.

Liquidity and Capital Resources

Working capital was $2,756,221 as of June 30, 2018, as compared to $2,548,692 at December 31, 2017, an increase of $207,529.  The increase in working capital is due primarily to increases in accounts receivable and inventory and a decrease in accounts payable, partly offset by an increase in contract liabilities related to tooling contracts.  Cash on hand decreased $956,988, due largely to net payments on the Revolver of $571,093 and the discharge of subordinated debt of $350,000.

Trade accounts receivable, net of allowance for doubtful accounts, were $3,052,691 and $2,595,248 at June 30, 2018 and December 31, 2017, respectively, an increase of $457,443.  The increase is due largely to higher sales in the second quarter of 2018 compared to the fourth quarter of 2017.

Inventories were $3,645,152 as of June 30, 2018, as compared to $3,413,199 at December 31, 2017, an increase of $231,953.  The increase was due primarily to an increase in work-in-process of $274,229 driven largely by an increase in tooling in-process.

Accounts payable were $1,326,070 and $1,534,349 at June 30, 2018 and December 31, 2017, respectively, a decrease of $208,279 due largely to the timing of disbursements.  Accrued expenses and other current liabilities increased $125,061 in part due to increased accruals for payroll, interest expense and certain employee training programs.  Contract liabilities increased $310,113 due to increased customer deposits and advance invoicing for in-process tooling.

Capital equipment expenditures were $181,702 for the six months ended June 30, 2018, due to expenditures related to computer software and hardware, as well as thermoplastic injection molding and quality inspection equipment compared to $759,546 for the six months ended June 30, 2017 for machinery and equipment primarily for the contract manufacturing of machined orthopedic implants and instruments as well as thermoplastic injection molding.

At June 30, 2018, the Company’s total debt was $5,465,830 as compared to $6,575,241 at December 31, 2017, a decrease of $1,109,409.  The decrease is due largely to net payments on the Revolver of $571,093 and the discharge of $350,000 of subordinated debt.  Additionally, the Company made $190,476 of payments on term debt.

The Company has a three-year credit agreement with a Massachusetts trust company.  The credit agreement includes a revolving line of credit of up to $5.0 million, a machinery and equipment term loan of $2.5 million and a real estate term loan of $2.0 million.  The credit agreement contains both financial and non-financial covenants, and is secured by substantially all assets of the Company and a mortgage encumbering certain real property.

The Revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on December 29, 2020.  Interest on all borrowings from the Revolver shall be equal to the Wall Street Journal prime rate (“Prime Rate”) plus 0.5% (5.50% at June 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company has the option, on the last day of each month, (the “LIBOR Option”) to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.25% for the following month.  The interest rate will automatically convert back to the Prime Rate at the beginning of the next month unless the Company elects the LIBOR Option for the next month.  This Revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the Revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.

The Revolver is subject to certain borrowing base limitations, primarily related to conditions of the Company’s accounts receivable and inventory.  The credit agreement provides for a daily sweep of cash balances against the balance of the Revolver.  Amounts available to borrow under the Revolver are $1,557,941 at June 30, 2018.

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

Interest on the Term Loans shall be at the Wall Street Journal prime rate plus 0.75% (5.75% at June 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month.

All interest on the credit agreement will be calculated based upon a year of 360 days for actual days elapsed.  Interest is payable monthly in arrears.  Upon the occurrence and during the continuation of an Event of Default, all interest will be increased by 2% above the per annum rate otherwise applicable thereto.  The Term Loans carry a prepayment penalty with respect to the prepayment of any portion of either Term Loan equal to 3%, 2%, and 1% of the amount prepaid in the first, second, and third years, respectively, of the credit agreement.

In December 2013, the Company completed a private offering in which the Company sold an aggregate of $500,000 in subordinated promissory notes and issued warrants to purchase 100,000 shares of common stock.  Three related parties participated in the private offering as follows:  REF Securities, LLP, and with Mr. Rodd E. Friedman, a current director of the Company, a beneficial owner of approximately 12% of the Company’s common stock, invested $100,000 in the offering; the Chambers Medical Foundation (the “Foundation”), beneficial owner of approximately 11% of the Company’s common stock, invested $100,000 in the offering; and Mr. E.P. Marinos, then a director of the Company, invested $50,000 in the offering.  The Company’s Chairman of the Board is a co-trustee of the Foundation but has held no dispositive powers since his appointment as such.

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

No dividends were declared or paid in the three or six months ended June 30, 2018 and 2017.

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

Summary of Changes in Cash Position

As of June 30, 2018, the Company had cash on hand of $0, as all the Company’s cash is swept daily against the Revolver in accordance with the Company’s credit arrangement.  For the six months ended June 30, 2018, net cash provided by operating activities was $365,172.  Net cash used in investing activities for the six months ended June 30, 2018 was $181,702. Net cash used in financing activities for the six months ended June 30, 2018 was $1,140,458. The net cash flows for the six months ended June 30, 2018 are discussed in further detail below.

Operating Cash Flows

For the six months ended June 30, 2018, net cash provided by operating activities was $365,172. Cash provided by operating activities was primarily impacted by an increase of $310,113 in contract liabilities related to customer deposits for tooling, a decrease of $186,311 in prepaid expenses and other current assets as well as an increase of $125,061 in accrued expenses and other current liabilities.  Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $767,605, share-based compensation of $62,937 and non-cash interest expense of $31,047.

Partly offsetting the above sources of cash was cash used due to increases of $457,443 in accounts receivable and $308,214 in inventory as well as a decrease in accounts payable of $208,279.

Investing Cash Flows

For the six months ended June 30, 2018, net cash used in investing activities was $181,702. The net cash used was for capital expenditures of $181,702, primarily for computer software and hardware, as well as thermoplastic injection molding and quality inspection equipment.

Financing Cash Flows

For the six months ended June 30, 2018, net cash used in financing activities was $1,140,458. Cash was used for net payments on the revolver of $571,093, the discharge of $350,000 of subordinated debt, payments of $190,476 on term notes payable and $28,889 related to debt issuance costs.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MICRON SOLUTIONS, INC.

August 14, 2018	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)