Form 10-Q
period 2018-09-30
MICRON SOLUTIONS INC /DE/
filed 2018-11-13
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☐	Non‑Accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 9, 2018 there were 2,855,921 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,840	$606,988
Restricted cash	—	350,000
Trade accounts receivable, net of allowance for doubtful accounts of $40,000 at September 30, 2018 and December 31, 2017, respectively	2,929,717	2,595,248
Inventories	3,820,785	3,413,199
Prepaid expenses and other current assets	531,706	460,954
Total current assets	7,285,048	7,426,389
Property, plant and equipment, net	5,232,945	5,744,039
Assets held for sale, net	688,750	688,750
Intangible assets, net	54,567	55,133
Other assets	5,135	10,289
Total assets	$13,266,445	$13,924,600
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,544,217	$1,879,047
Term notes payable, current portion	376,488	367,779
Subordinated promissory notes, current portion	—	350,000
Accounts payable	1,530,662	1,534,349
Accrued expenses and other current liabilities	598,962	320,065
Contract liabilities, current portion	613,218	426,457
Total current liabilities	4,663,547	4,877,697
Long-term liabilities:
Term notes payable, non-current portion	3,680,997	3,978,415
Total long-term liabilities	3,680,997	3,978,415
Total liabilities	8,344,544	8,856,112
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,855,921 outstanding at September 30, 2018 and 3,926,491 issued, 2,839,274 outstanding at December 31, 2017	39,265	39,265
Additional paid-in-capital	11,577,322	11,532,207
Treasury stock at cost, 1,070,570 shares at September 30, 2018 and 1,087,217 shares at December 31, 2017	(2,921,372)	(2,966,798)
Accumulated deficit	(3,773,314)	(3,536,186)
Total shareholders’ equity	4,921,901	5,068,488
Total liabilities and shareholders’ equity	$13,266,445	$13,924,600

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$5,001,660	$4,908,088	$15,441,134	$15,563,791
Cost of sales	4,266,636	4,215,843	13,096,930	13,836,335
Gross profit	735,024	692,245	2,344,204	1,727,456

Selling and marketing	189,031	171,304	583,607	671,997
General and administrative	509,179	614,082	1,642,306	1,783,590
Research and development	25,372	26,787	80,094	84,427
Total operating expenses	723,582	812,173	2,306,007	2,540,014

Net income (loss) from operations	11,442	(119,928)	38,197	(812,558)
Other income (expense):
Interest expense	(101,439)	(83,835)	(294,467)	(235,165)
Other income, net	12,826	22,896	33,133	56,966
Total other expense, net	(88,613)	(60,939)	(261,334)	(178,199)
Net loss before income tax provision (benefit)	(77,171)	(180,867)	(223,137)	(990,757)
Income tax provision (benefit)	—	—	—	—
Net loss	$(77,171)	$(180,867)	$(223,137)	$(990,757)
Comprehensive loss	(77,171)	(180,867)	$(223,137)	$(990,757)
Earnings (loss) per share - basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.35)
Weighted average common shares outstanding - basic and diluted	2,853,111	2,821,263	2,847,660	2,820,369

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(223,137)	$(990,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	—	(21,750)
Depreciation and amortization	1,130,000	1,208,872
Non-cash interest expense	50,443	23,211
Change in allowance for doubtful accounts	—	16,000
Share-based compensation expense	90,541	84,750
Changes in operating assets and liabilities:
Accounts receivable	(334,469)	(638,069)
Inventories	(483,847)	(154,072)
Prepaid expenses and other current assets	(98,922)	57,860
Other non-current assets	1,000	147,085
Accounts payable	(86,616)	(32,599)
Accrued expenses and other current liabilities	297,228	123,222
Contract liabilities	186,761	36,044
Other non-current liabilities	—	(156,953)
Net cash provided by (used in) operating activities	528,982	(297,156)
Cash flows from investing activities:
Purchases of property, plant and equipment	(456,488)	(868,716)
Proceeds from sale of property, plant and equipment	—	34,600
Cash paid for patents and trademarks	(2,661)	(29,307)
Net cash provided by (used in) investing activities	(459,149)	(863,423)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	(334,830)	1,284,205
Proceeds from equipment line of credit	—	402,281
Payments on term notes payable	(304,762)	(381,682)
Payments of debt issuance costs	(34,389)	—
Payment on subordinated debt	(350,000)	—
Net cash provided by (used in) financing activities	(1,023,981)	1,304,804
Net change in cash and cash equivalents and restricted cash	(954,148)	144,225
Cash and cash equivalents and restricted cash, beginning of period	956,988	380,381
Cash and cash equivalents and restricted cash, end of period	$2,840	$524,606

	Nine Months Ended
	September 30,
Supplemental Cash Flow Information	2018	2017
Cash paid for interest	$244,819	$202,327

Non-cash activities:
Issuance of treasury stock for directors fees	$45,426	$58,500
Adjustment to accumulated deficit for change in accounting principle (Note 2)	$(13,991)	$—

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

Recent Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s financial statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s financial statements.

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

Liquidity and Management’s Plan

At September 30, 2018, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations and the resulting reliance on outside financing to support operations.

Management believes that the Company can continue as a going concern for a period of twelve months from the date of issuance of these financial reports.  Management’s assessment includes forecasting future revenues and cash flows, taking into consideration past performance and the requirements under the credit agreement. Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business and continued availability under the revolving line of credit.  Management believes it is probable that its plans will be effectively implemented and therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Based on the Company’s assessment, the implementation of Topic 606 affects the timing of certain revenue related transactions primarily resulting from the earlier recognition of the Company's tooling revenue and costs.  Under legacy GAAP, the Company accounted for tooling as multiple element arrangements whereby revenue and cost were recognized over a period of time after the tool was completed.  Upon adoption of ASU 2014-09, tooling sales and costs are now recognized at the point in time upon which the tool is complete and the Company has satisfied all its performance obligations under the contract.

The table below compares the affected lines on the consolidated statements of operations as presented to legacy GAAP treatment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2018	2018	2018
	As presented	Legacy GAAP	As presented	Legacy GAAP
Net sales	$5,001,660	$4,808,551	$15,441,134	$15,112,908
Cost of sales	4,266,636	4,114,580	13,096,930	12,851,210
Gross profit	735,024	693,971	2,344,204	2,261,698

Net income (loss) from operations	11,442	(29,611)	38,197	(44,309)
Net loss before income tax provision (benefit)	(77,171)	(118,224)	(223,137)	(305,643)
Net loss	$(77,171)	$(118,224)	$(223,137)	$(305,643)
Comprehensive loss	(77,171)	(118,224)	$(223,137)	$(305,643)
Earnings (loss) per share - basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Weighted average common shares outstanding - basic and diluted	2,853,111	2,853,111	2,847,660	2,847,660

The table below compares the affected lines on the consolidated balance sheets as presented to legacy GAAP treatment.

	September 30,	September 30,
	2018	2018
	As presented	Legacy GAAP
Assets
Current assets:
Prepaid expenses and other current assets	$531,706	$618,758
Total current assets	7,285,048	7,372,100
Other assets	5,135	163,803
Total assets	$13,266,445	$13,512,165
Liabilities and Shareholders’ Equity
Current liabilities:
Contract liabilities, current portion	$613,218	$730,815
Total current liabilities	4,663,547	4,781,144
Long-term liabilities:
Contract liabilities, non-current portion	—	210,629
Total long-term liabilities	3,680,997	3,891,626
Total liabilities	8,344,544	8,672,770
Shareholders’ equity:
Accumulated deficit	(3,773,314)	(3,855,820)
Total shareholders’ equity	4,921,901	4,839,395
Total liabilities and shareholders’ equity	$13,266,445	$13,512,165

Contract liabilities would be presented as customer deposits and deferred revenue under legacy GAAP.

3.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$1,140,208	$1,100,187
Work-in-process	1,075,473	822,244
Finished goods	1,605,104	1,490,768
Total	$3,820,785	$3,413,199

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $478,018 and $536,963 as of September 30, 2018 and December 31, 2017, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			September 30,	December 31,
	(in years)			2018	2017
Machinery and equipment	3	to	15	$17,545,122	$17,498,586
Building and improvements	5	to	25	3,991,951	3,986,715
Vehicles	3	to	5	104,714	90,713
Furniture, fixtures, computers and software	3	to	5	1,424,043	1,542,027
Construction in progress				375,328	17,412
Total property, plant and equipment				23,441,158	23,135,453
Less: accumulated depreciation				(18,208,213)	(17,391,414)
Property, plant and equipment, net				$5,232,945	$5,744,039

Construction in progress is generally comprised of internal tooling in process.

For the three months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $361,077  and $405,402, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $1,126,773 and $1,207,283, respectively.

5.  Assets Held for Sale

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

The closing is subject to permitting and approvals from the City of Fitchburg and the Commonwealth of Massachusetts and is expected to take place by the end of the second quarter of 2019.

At September 30, 2018 and December 31, 2017, the carrying value of the assets held for sale remains at $688,750, which approximates the fair value less the expected costs to sell.

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	September 30,	December 31,
	2018	2017
Revolving line of credit	$1,544,217	$1,879,047
Subordinated promissory notes	$—	$350,000

Total term notes payable, net of issuance costs	$4,057,485	$4,346,194
Less current portion, net	376,488	367,779
Term notes payable, non-current, net	3,680,997	3,978,415

Total short and long term debt, net	$5,601,702	$6,575,241

Bank Debt

On December 29, 2017, the Company entered into a three-year $9,500,000 asset based credit and security agreement (“credit agreement”), with a Massachusetts trust company, replacing the credit facility with the Company’s previous lender.  The credit agreement also provided funds with which to discharge the subordinated promissory notes.

The credit agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term loan of $2.5 million (“Equipment Loan”) and a real estate term loan of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan”, the “Term Loans”).  The credit agreement contains both financial and non-financial covenants, and is secured by substantially all the assets of the Company and a mortgage encumbering certain real property.

Revolver

The Revolver is subject to certain borrowing base limitations, primarily related to conditions of the Company’s accounts receivable and inventory.  The agreement provides for a daily sweep of cash balances against the balance of the Revolver.  Amounts available to borrow under the Revolver are $1,509,555 at September 30, 2018.

The Revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on December 29, 2020.  Interest on all borrowings from the Revolver shall be equal to the Wall Street Journal prime rate (“Prime Rate”) plus 0.5%  (5.75% at September 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company has the option, on the last day of each month, (the “LIBOR Option”) to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.25% for the following month (5.506% at September 30, 2018).  The interest rate will automatically convert back to the Prime Rate at the beginning of the next month unless the Company elects the LIBOR Option for the next month.  This Revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the Revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.

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

Interest on the Term Loans shall be at such Wall Street Journal prime rate plus 0.75%  (6.00% at September 30, 2018).  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month (5.756% at September 30, 2018).

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

Other Debt

Subordinated promissory notes

On December 29, 2017, as part of entering into the credit agreement mentioned above, the Company obtained funds to discharge the subordinated debt.  On January 2, 2018, the Company discharged the notes, totaling an aggregate principal amount of $350,000, including the subordinated notes held by three related parties.  The Company carried $350,000 as restricted cash at December 31, 2017 for this purpose.

7.  Income Taxes

No provision for income taxes has been recorded in the three or nine months ended September 30, 2018 or 2017, respectively.    Except for a benefit of an immaterial amount of federal alternative minimum tax credit, the Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company has federal and state net operating loss carryforwards totaling $10,275,000 and $12,317,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $268,000 respectively. The federal and state tax credits begin to expire in 2027 and 2018, respectively.

8.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

Lease expense under all operating leases for the three months ended September 30, 2018 and 2017 was $6,056 and $4,615,  respectively.  For the nine months ended September 30, 2018 and 2017, lease expense under all operating leases was $19,164 and $13,114, respectively.

Micron Solutions, Inc. and Subsidiary

Period Ended September 30, 2018

Notes to the Condensed Consolidated Financial Statements (unaudited)

9.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the nine months ended September 30, 2018:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2017	205,500	$6.04	6.07	$28,750
Granted	90,000	3.81
Forfeited	(2,000)	3.81
Outstanding at September 30, 2018	293,500	$5.37	6.57	$11,040
Exercisable at September 30, 2018	152,826	$6.38	4.61	$11,040
Exercisable at December 31, 2017	114,583	$6.42	5.30	$20,551

For the three months ended September 30, 2018 and 2017, share based compensation expense related to stock options amounted to $7,729 and $5,083, respectively.  For the nine months ended September 30, 2018 and 2017, share based compensation expense related to stock options amounted to $30,910 and $26,250, respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended September 30, 2018, no options were granted, exercised,  forfeited  or expired.  For the three months ended September 30, 2017, no options were granted or exercised,  3,000 options were forfeited and 2,000 options expired due to employee terminations.

For the nine months ended September 30, 2018, 90,000 options were granted with a fair value of $0.50 per share,  no options were exercised, 2,000 options were forfeited, due to employee terminations, and no options expired.  For the nine months ended September 30, 2017, no options were granted or exercised,  7,000 options were forfeited and 2,000 options expired due to employee terminations.

Unrecognized stock based compensation expense as of September 30, 2018 and 2017 was $93,463 and $101,616, respectively.

Warrants

For the three months ended September 30, 2018 and 2017, there were no warrants exercised. As of September 30, 2018,  70,000 warrants remain unexercised, including 20,000 held by the Company’s largest beneficial owner, REF Securities, LLP and with Mr. Rodd E. Friedman, a director of the Company, and 10,000 held by Mr. E. P. Marinos, a former director of the Company.  The warrants expire in December 2018.

Common Stock

For the three months ended September 30, 2018, the Company issued 5,744 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.  For the three months ended September 30, 2017, the Company issued 12,154 shares of the Company’s common stock, with a fair value of $47,250 for director fees in lieu of cash payments.

For the nine months ended September 30, 2018, the Company issued 16,647 shares of the Company’s common stock, with a fair value of $59,625 for director fees in lieu of cash payments.  For the nine months ended September 30, 2017, the Company issued 22,635 shares of the Company’s common stock, with a fair value of $58,500 for director fees in lieu of cash payments.

10.  Subsequent Events

Changes in Officers and Directors

On October 29, 2018, the Company entered into a new employment agreement with its current President and Chief Executive Officer, Mr. Salvatore Emma, Jr., to become the Company’s Chief Operating Officer, effective November 29, 2018.  Mr. Emma’s agreement provides for an annualized salary of $200,000.  He is eligible for performance bonuses and shall receive options to purchase 5,000 shares of the Company’s common stock.  Mr. Emma will also resign as a member of the Board of Directors effective November 29, 2018.

On October 29, 2018, the Company entered into an employment agreement with Mr. William J. Laursen to become the Company’s President and Chief Executive Officer, effective November 29, 2018.  Mr. Laursen’s agreement provides for an annualized salary of $280,000.  He is eligible for performance bonuses and shall receive options to purchase 100,000 shares of the Company’s common stock.

On October 29, 2018, the Company also announced the retirement of Dr. Paul F. Walter from the Company’s Board of Directors and his appointment as a Director Emeritus, effective November 29, 2018.  The Company also announced that Mr. Laursen was appointed to fill Dr. Walter’s seat on the Board of Directors as a Class III director, effective November 29, 2018, with his term expiring at the 2019 annual meeting of stockholders.

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

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately forty-five percent of its revenue derived from exports.

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

Liquidity and Management’s Plan

At September 30, 2018, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations and the resulting reliance on outside financing to support operations.

Management believes that the Company can continue as a going concern for a period of twelve months from the date of issuance of these financial reports.  Management’s assessment includes forecasting future revenues and cash flows, taking into consideration past performance and the requirements under the credit agreement. Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business and continued availability under the revolving line of credit.  Management believes it is probable that its plans will be effectively implemented and therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.3	85.9	84.8	88.9
Gross profit	14.7	14.1	15.2	11.1
Selling and marketing	3.8	3.5	3.8	4.3
General and administrative	10.2	12.5	10.6	11.5
Research and development	0.5	0.5	0.5	0.5
Other expense	1.8	1.2	1.7	1.1
Loss before income tax provision (benefit)	(1.6)	(3.6)	(1.4)	(6.3)
Income tax provision (benefit)	—	—	—	—
Net loss	(1.6)%	(3.6)%	(1.4)%	(6.3)%

Net Sales

Net sales	2018	2017	$ Change	% Change
Three months ended September 30,	$5,001,660	$4,908,088	$93,572	1.9%

The increase in consolidated net sales for the three months ended September 30, 2018 versus the prior year period was due primarily to an increase in net sales of tooling, as well as increases in net sales of thermoplastic injection molding and sensors.  This was partly offset by decreased net sales of machined orthopedic implant components and instruments.

For the three months ended September 30, 2018, net sales of tooling increased 72.8% when compared to the same period in the prior year.  The increase was due primarily to new tooling for customers in the automotive, medical device as well as the military and law enforcement industries.  Net sales of thermoplastic injection molding for the three months ended September 30, 2018, increased 1.5% based largely to increased net sales in automotive and medical device industries, partly offset by decreased net sales in the military and law enforcement and consumer products industries.  Additionally, net sales of sensors for the three months ended September 30, 2018, increased 0.3%.  The increase in net sales of sensors was due to a 2.7% increase in volume over the same period last year, partly offset by lower silver surcharge revenue due in part to the timing of shipments versus the changes in the daily spot rate of the price of silver.

Partly offsetting the increase in net sales for the three months ended September 30, 2018, was a 4.2% decrease in net sales of machined components when compared to the same period last year.  This decrease in machined components was due in part to delays in orders from two customers, from whom we expect to receive orders in the first quarter 2019.  One customer moved their operations and delayed orders and another customer introduced a new revision.  In addition, the Company began production on a new defense related project but was not running at full production for the month of September.

Net sales	2018	2017	$ Change	% Change
Nine months ended September 30,	$15,441,134	$15,563,791	$(122,657)	(0.8)%

The decrease in consolidated net sales for the nine months ended September 30, 2018 versus the prior year period was due to a decrease in net sales of thermoplastic injection molding and tooling.  This was partly offset by increased net sales of sensors and machined orthopedic implant components and instruments.

For the nine months ended September 30, 2018, net sales of thermoplastic injection molding decreased 8.1% when compared to the same prior year period.  The decrease was due in part to lower demand in the military and law enforcement industry.  The decrease was also due in part to the vertical integration of a single medical device customer and lower net sales in the consumer products industry.  Additionally, net sales of tooling decreased 28.8% due primarily to decreased tooling for the automotive, medical device and military and law enforcement industries.

Partly offsetting the decreases above was a 5.8% increase in net sales of machined orthopedic implant components and instruments for the nine months ended September 30, 2018.  The increase was due primarily to increased demand of knee implant components from two customers partly offset by one customer who vertically integrated their machining of knee implant components beginning in the third quarter of 2017.  Additionally, orders of machined components for a  new defense program began in September 2018.

Also partly offsetting the decreases for the nine months ended September 30, 2018, was a 4.6% increase in net sales of sensors due largely to a 5.1% increase in volume compared to the same period in 2017.  Silver surcharge billed increased 0.8% based partly upon an increase in volume over the same period last year, partly offset by lower silver surcharge revenue due in part to the timing of shipments versus the changes in the daily spot rate of the price of silver.

Gross Profit

Gross profit	2018	2017	$ Change	% Change
Three months ended September 30,	$735,024	$692,245	$42,779	6.2%
As a percentage of sales	14.7%	14.1%

The increase in consolidated gross profit for the three months ended September 30, 2018 versus the prior year period was due to an increase in gross profit from sensors, thermoplastic injection molding and net tooling, partly offset by lower gross profit from machined orthopedic implant components and instruments.

Increased gross profit on sensors are a result of increased volume, customer mix, improved raw materials yield and efficiency improvements in both the molding and plating operations.  Despite the increase in volume, gross profit from silver surcharge decreased due to the decrease in the weighted average price of silver.

The increase in consolidated gross profit was also due in part to a 3.6% increase in gross profit from thermoplastic injection molding due in part to customer and industry mix.  Net sales increased in the automotive and medical device industries, partly offset by decreased sales in the military and law enforcement and consumer products industries.  Gross profit as a percentage of sales increased 0.6 percentage points.

Additionally, the increase in consolidated gross profit was due in part to a 22.5% increase in gross profit from tooling.  The increase was primarily the result of higher net sales in the three months ended September 30, 2018 compared to 2017.  However, gross profit as a percentage of sales decreased 10.7 percentage points over the same period last year.

The increase in consolidated gross profit explained above for the three months ended September 30, 2018 versus the prior year period, was partly offset by a 27.0% decrease in gross profit from machined orthopedic implant components and instruments.  The decrease was due in part to a decrease in net sales as noted above.  Additionally, the Company improved its production processes resulting in reduced rework, scrap, tooling, labor, outside expediting charges, shift premiums and overtime to meet customer delivery requirements when compared to the third quarter of 2017.  Gross profit as a percentage of sales decreased 3.7 percentage points.

During the three months ended September 30, 2018, other indirect manufacturing overhead expenses increased by 12.8% when compared to the same period in the prior year.  This was largely due to higher machinery and facility maintenance costs.

Gross profit	2018	2017	$ Change	% Change
Nine months ended September 30,	$2,344,204	$1,727,456	$616,748	35.7%
As a percentage of sales	15.2%	11.1%

The increase in consolidated gross profit for the nine months ended September 30, 2018 versus the prior year period was due to an increase in gross profit from sensors and machined orthopedic implant components and instruments, partly offset by decreased gross profit from thermoplastic injection molding and net tooling.

Increased gross profit from sensors was due largely to increased sales as noted above, which was driven by both increased volume and customer mix as well as improved raw materials yield and efficiency improvements in both the molding and plating operations.

Additionally, the increase was due in part to a 114.5% increase in gross profit from machined orthopedic implant components and instruments. The increase was due in part to an increase in net sales as noted above.  Additionally, the Company improved its production processes resulting in reduced rework, scrap, tooling, labor, outside expediting charges, shift premiums and overtime to meet customer delivery requirements when compared to the nine months ended September 30, 2017.  Gross profit as a percentage of sales increased 11.8 percentage points.

Partly offsetting the increase was a decrease in consolidated gross profit from thermoplastic injection molding of 14.5% due primarily to lower net sales as described above.  Additionally, the lower gross profit was partly the result of a decrease in gross profit as a percentage of sales which decreased 2.1 percentage points due in part to the impact of the vertical integration of production by a customer with a higher profit margin as well as increased scrap over the same prior year period.

Also partly offsetting the increase above was a decrease of 18.5% from net tooling due largely to lower net sales.  However, gross profit as a percentage of sales increased 3.8 percentage points.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $189,031 (3.8% of net sales) for the three months ended September 30, 2018 as compared to $171,304 (3.5% of net sales) for the three months ended September 30, 2017, an increase of $17,727 or 10.3%.

For the three months ended September 30, 2018, the increase was due primarily to a $19,538 increase in commissions as well as an increase in professional services due to the engagement of a sales representative in the second quarter of 2018.  Partly offsetting these increases were decreased expenses related to cloud based marketing services as well as lower expenses related to travel, office and computer supplies, and depreciation.

The Company's consolidated selling and marketing expenses amounted to $583,607 (3.8% of net sales) for the nine months ended September 30, 2018 as compared to $671,997 (4.3% of net sales) for the nine months ended September 30, 2017, a decrease of $88,392, or 13.2%.

For the nine months ended September 30, 2018, the decrease was primarily due to decreased compensation of $79,351 due partly to compensation adjustments implemented in the third quarter of 2017 as well as the use of independent manufacturers’ sales representatives in the first half of 2018.  Additionally, professional services decreased due to the impact of $18,000 of recruiting agency fees in the first quarter of 2017.  The decrease was also due in part to decreased expenses related to advertising and marketing, travel, trade show attendance, office and computer supplies and depreciation expense.  Partly offsetting these decreases was increased commissions of $13,874, largely in the third quarter of 2018, as mentioned above.

General and Administrative

The Company's consolidated general and administrative expenses decreased to $509,179 (10.2% of net sales) for the three months ended September 30, 2018 as compared to $614,082 (12.5% of net sales) for the three months ended September 30, 2017, a decrease of $104,903, or 17.1%.

The decrease in general and administrative expenses for the three months ended September 30, 2018 when compared to 2017 is due in part to the prior year impact of non-recurring charges of $77,606 related to outside consulting services.  Compensation expenses decreased $23,089 due in part to compensation adjustments for salaried employees and executives implemented in the third quarter of 2017 as well as the outsourcing of the Company’s environmental, health and safety functions.  Partly offsetting these decreases was an increase in outside consulting fees of $26,387 related to outsourcing the IT function and $12,737 for outsourcing the environmental, health and safety function.

The Company's consolidated general and administrative expenses decreased to $1,642,306 (10.6% of net sales) for the nine months ended September 30, 2018 as compared to $1,783,590 (11.5% of net sales) for the nine months ended September 30, 2017, a decrease of $141,284 or 7.9%.

The decrease in general and administrative expenses for the nine months ended September 30, 2018 compared to 2017 is due largely to decreased compensation expense of $118,295 due in part to compensation adjustments for salaried employees and executives implemented in the third quarter of 2017 as well as the impact of outsourcing of the Company’s IT and environmental, health and safety functions.  Additionally, the decrease is due in part to the prior year impact of non-recurring charges of $77,606 related to outside consulting services.  Accounting, taxes and reporting services decreased by $36,867.  These decreases were partly offset by an increase of $31,913 for non-recurring professional consulting fees related to the implementation of new revenue recognition accounting guidance.  Additionally, the decreases were partly offset by increases in professional and outside consulting services due to the outsourcing of both the IT and environmental, health and safety functions.

Research and Development

The Company's consolidated research and development expenses decreased to $25,372 (0.5% of net sales) for the three months ended September 30, 2018 as compared to $26,787 (0.5% of net sales) for the three months ended September 30, 2017, a decrease of $1,415, or 5.3%.

The Company's consolidated research and development expenses decreased to $80,094 (0.5% of net sales) for the nine months ended September 30, 2018 as compared to $84,427 (0.5% of net sales) for the nine months ended September 30, 2017, a decrease of $4,333, or 5.1%.

The decreases for the three and nine months ended September 30, 2018 and 2017 were due to salary reductions implemented in the third quarter of 2017.

Other Expense, net

Other expense, net increased to $88,613 for the three months ended September 30, 2018, as compared to $60,939, for the three months ended September 30, 2017, an increase of $27,674.  The increase in other expense, net was due largely to an $18,094 increase in interest expense which was due in part to $13,249 of deferred financing amortization as a result of the new credit agreement entered into in December 2017, as well as $4,845 higher interest expense due in part to higher interest rates, despite a decrease in outstanding debt when compared to June 30, 2018.  Partly offsetting the increase in other expense, net was an increase of $24,000 from extension fees related to the assets held for sale.

Other expense, net increased to $261,334 for the nine months ended September 30, 2018, as compared to $178,199, for the nine months ended September 30, 2017, an increase of $81,135.  The increase in other expense, net was due largely to a $59,302 increase in interest expense due in part to $32,004 of deferred financing amortization as a result of the new credit agreement entered into in December 2017, as well as $27,298 due in part to higher interest rates, despite a decrease in outstanding debt when compared to December 31, 2017.  Other expense, net also increased due in part to the impact of a $21,750 gain on the sale of fixed assets in the nine months ended September 30, 2017.

Income Tax Provision

The tax provisions for the three and nine months ended September 30, 2018 and 2017 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three and nine months ended September 30, 2018 and 2017 of 0% is due to the deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended September 30, 2018 was $0.03 per share as compared to a loss of $0.06 per share for the same period in 2017, a decrease in loss per share of $0.03. The decrease in loss per share for the three months ended September 30, 2018, is due in part to increased net sales of $93,572, increased gross profit of $42,779 and a reduction of  $88,591 in operating expenses.

Consolidated basic and diluted loss per share for the nine months ended September 30, 2018 was $0.08 per share as compared to a loss of $0.35 per share for the same period in 2017, a decrease in loss per share of $0.27. The decrease in loss per share for the nine months ended September 30, 2018, is due largely to an increase in gross profit of $616,748, as well as a decrease of $234,007 in operating expenses compared to the prior year period.

Off-Balance Sheet Arrangements

Lease expense under all operating leases for the three months ended September 30, 2018 and 2017 was $6,056 and $4,615   respectively.  For the nine months ended September 30, 2018 and 2017, lease expense under all operating leases was $19,164 and  $13,114 respectively.

Liquidity and Capital Resources

Working capital was $2,621,501 as of September 30, 2018, as compared to $2,548,692 at December 31, 2017, an increase of $72,809.  The increase in working capital is due primarily to increases in accounts receivable and inventory and a decrease in short term debt, partly offset by an increase in accrued expenses and other current liabilities as well as contract liabilities related to tooling contracts.  Cash on hand decreased $954,148, due largely to net payments on the Revolver of $334,830, the discharge of subordinated debt of $350,000 and payment on term notes of $304,762.

Trade accounts receivable, net of allowance for doubtful accounts, were $2,929,717 and $2,595,248 at September 30, 2018 and December 31, 2017, respectively, an increase of $334,469.  The increase is due largely to higher sales in the third quarter of 2018 compared to the fourth quarter of 2017.

Inventories increased by $407,586 from December 31, 2017 to September 30, 2018, due primarily to an increase in work-in-process of $253,229 driven largely by an increase in tooling in-process.

Accounts payable decreased $86,616 from December 31, 2017 to September 30, 2018 due to the timing of cash disbursements.  Accrued expenses and other current liabilities increased $297,228 in part due to the timing of inventory receipts and an increase in accrued payroll.  Contract liabilities increased $186,761 due to increased customer deposits and advance invoicing for in-process tooling.

Capital equipment expenditures were $456,488 for the nine months ended September 30, 2018, due in part to expenditures related to machinery and equipment for the contract manufacturing of machined components in the medical device and military and law enforcement industries, as well as computer software and hardware, and thermoplastic injection molding and quality inspection equipment compared to $868,716 for the nine months ended September 30, 2017 for machinery and equipment primarily for the contract manufacturing of machined orthopedic implants and instruments as well as thermoplastic injection molding.

At September 30, 2018, the Company’s total debt was $5,601,702 as compared to $6,575,241 at December 31, 2017, a decrease of $973,539.  The decrease is due in part to $304,762 in payments on term debt as well as the discharge of $350,000 of subordinated debt and net payments on the Revolver of $334,830.

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

The Revolver is subject to certain borrowing base limitations, primarily related to conditions of the Company’s accounts receivable and inventory.  The credit agreement provides for a daily sweep of cash balances against the balance of the Revolver.  Amounts available to borrow under the Revolver are $1,509,555 at September 30, 2018.

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

On December 29, 2017, as part of entering into the credit agreement mentioned above, the Company obtained funds to discharge the subordinated debt.  On January 2, 2018, the Company discharged the notes, totaling an aggregate principal amount of $350,000, including the subordinated notes held by three related parties.  The Company carried $350,000 as restricted cash at December 31, 2017 for this purpose.

No dividends were declared or paid in the three or nine months ended September 30, 2018 and 2017.

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

Summary of Changes in Cash Position

As of September 30, 2018, the Company had cash on hand of $2,840, as the Company’s cash is swept daily against the Revolver in accordance with the Company’s credit agreement.  For the nine months ended September 30, 2018, net cash provided by operating activities was $528,982.  Net cash used in investing activities for the nine months ended September 30, 2018 was $459,149. Net cash used in financing activities for the nine months ended September 30, 2018 was $1,023,981. The net cash flows for the nine months ended September 30, 2018 are discussed in further detail below.

Operating Cash Flows

For the nine months ended September 30, 2018, net cash provided by operating activities was $528,982. Cash provided by operating activities was primarily impacted by an increase of $297,228 in accrued expenses and other current liabilities as well as an increase of $186,761 in contract liabilities related to customer deposits for tooling.  Cash provided by operating activities was also impacted by non-cash add-backs for depreciation and amortization of $1,130,000, share-based compensation of $90,541 and non-cash interest expense of $50,443.  These sources of cash were partly offset by uses of cash as a result of an increase of $483,847 in inventory, an increase of $334,469 in accounts receivable, an increase of $98,922 in prepaid expenses and other current assets as well as a decrease in accounts payable of $86,616.

Investing Cash Flows

For the nine months ended September 30, 2018, net cash used in investing activities was $459,149. The net cash used was for capital expenditures of $456,488,  due in part to expenditures related to machinery and equipment for the contract manufacturing of machined components in the medical device and military and law enforcement industries, as well as computer software and hardware, and thermoplastic injection molding and quality inspection equipment.

Financing Cash Flows

For the nine months ended September 30, 2018, net cash used in financing activities was $1,023,981. Cash was used for net payments on the Revolver of $334,830, the discharge of subordinated debt of $350,000 and payments on term notes of $304,762, and debt issuance costs of $34,389.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.61

Fourth Amendment to Loan and Security Agreement and Commercial Equipment Line of Credit Promissory Note dated September 19, 2015 (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015).

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

10.68

Sixth Amendment to Loan and Security Agreement dated September 16, 2017 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Commission on August 11, 2017).

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

MICRON SOLUTIONS, INC.

November 13, 2018	By: /s/ Salvatore Emma, Jr.
Salvatore Emma, Jr.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Derek T. Welch
Derek T. Welch
Chief Financial Officer
(principal financial and accounting officer)