Form 10-Q
period 2019-03-31
MICRON SOLUTIONS INC /DE/
filed 2019-05-15
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019 or

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

_________________________________________________________________

(Former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	MICR	New York Stock Exchange

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

As of May 14, 2019 there were 2,872,208 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,684	$1,715
Trade accounts receivable, net of allowance for doubtful accounts of $39,169 at March 31, 2019 and $40,000 at December 31, 2018	2,767,238	2,325,804
Inventories	3,916,721	3,685,059
Assets held for sale, net	688,750	688,750
Prepaid expenses and other current assets	367,869	389,390
Total current assets	7,742,262	7,090,718
Property, plant and equipment, net	4,832,482	5,131,773
Intangible assets, net	51,744	53,155
Other assets	5,140	5,140
Total assets	$12,631,628	$12,280,786
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$2,794,903	$2,025,592
Term notes payable, current portion	389,420	389,420
Accounts payable	1,009,687	1,200,298
Accrued expenses and other current liabilities	798,180	459,108
Contract liabilities, current portion	552,138	560,802
Total current liabilities	5,544,328	4,635,220
Long-term liabilities:
Term notes payable, non-current portion	3,460,103	3,557,458
Total long-term liabilities	3,460,103	3,557,458
Total liabilities	9,004,431	8,192,678
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,872,208 outstanding at March 31, 2019 and 3,926,491 issued, 2,861,008 outstanding at December 31, 2018	39,265	39,265
Additional paid-in-capital	11,632,117	11,604,817
Treasury stock at cost, 1,054,283 shares at March 31, 2019 and 1,065,483 shares at December 31, 2018	(2,876,928)	(2,907,490)
Accumulated deficit	(5,167,257)	(4,648,484)
Total shareholders’ equity	3,627,197	4,088,108
Total liabilities and shareholders’ equity	$12,631,628	$12,280,786

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$4,685,630	$5,119,048
Cost of sales	4,031,803	4,387,688
Gross profit	653,827	731,360

Selling and marketing	149,142	190,540
General and administrative	884,875	604,035
Research and development	27,177	27,921
Total operating expenses	1,061,194	822,496

Net loss from operations	(407,367)	(91,136)
Other income (expense):
Interest expense	(110,977)	(97,012)
Other income (expense), net	(429)	8,501
Total other expense, net	(111,406)	(88,511)
Net loss before income tax provision (benefit)	(518,773)	(179,647)
Income tax provision (benefit)	—	—
Net loss	$(518,773)	$(179,647)
Earnings (loss) per share - basic and diluted	$(0.18)	$(0.06)
Weighted average common shares outstanding - basic and diluted	2,866,608	2,842,105

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional
	Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total
December 31, 2017	3,926,491	$39,265	$11,532,207	1,087,217	$(2,966,798)	$(3,536,186)	$5,068,488
Change in Accounting Principle - ASC 606						(13,991)	(13,991)
Share based compensation			14,370				14,370
Issuance of Common Stock from Treasury			4,427	(5,661)	15,448		19,875
Net income (loss)						(179,647)	(179,647)
March 31, 2018	3,926,491	$39,265	$11,551,004	1,081,556	$(2,951,350)	$(3,729,824)	$4,909,095

December 31, 2018	3,926,491	$39,265	$11,604,817	1,065,483	$(2,907,490)	$(4,648,484)	$4,088,108
Share-based compensation			29,862				29,862
Issuance of common stock from treasury			(2,562)	(11,200)	30,562		28,000
Net loss						(518,773)	(518,773)
March 31, 2019	3,926,491	$39,265	$11,632,117	1,054,283	$(2,876,928)	$(5,167,257)	$3,627,197

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(518,773)	$(179,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	375,026	395,763
Non-cash interest expense	16,931	14,670
Change in allowance for doubtful accounts	831	—
Share-based compensation expense	57,862	34,245
Changes in operating assets and liabilities:
Accounts receivable	(442,265)	(496,324)
Inventories	(190,058)	11,256
Prepaid expenses and other current assets	21,521	106,774
Accounts payable	(200,811)	(155,701)
Accrued expenses and other current liabilities	339,071	54,812
Contract liabilities	(8,664)	102,400
Net cash provided by (used in) operating activities	(549,329)	(111,752)
Cash flows from investing activities:
Purchases of property, plant and equipment	(105,727)	(95,536)
Net cash provided by (used in) investing activities	(105,727)	(95,536)
Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	769,311	(282,975)
Payments on term notes payable	(114,286)	(76,190)
Payments of debt issuance costs	—	(26,570)
Payments on subordinated debt	—	(350,000)
Net cash provided by (used in) financing activities	655,025	(735,735)
Net change in cash and cash equivalents	(31)	(943,023)
Cash and cash equivalents, beginning of period	1,715	956,988
Cash and cash equivalents, end of period	$1,684	$13,965

	Three Months Ended
	March 31,
Supplemental Cash Flow Information	2019	2018
Cash paid for interest	$90,239	$82,342

Non-cash activities:
Issuance of treasury stock for directors' fees	$28,000	$19,875
Adjustment to accumulated deficit for change in accounting principle (ASC 606)	—	$(13,991)

See accompanying notes to condensed consolidated financial statements.

1.  Basis of Presentation and Accounting Policies

The condensed consolidated financial statements (the "financial statements") include the accounts of Micron Solutions, Inc. (“Micron Solutions”) and its subsidiary, Micron Products, Inc. ("Micron" and together with Micron Solutions, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.  These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Liquidity and Management’s Plan

At March 31, 2019, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the Company’s ability to generate sufficient cash to support the Company’s operations and to meet debt service requirements under the Company’s credit agreement.  As of March 31, 2019, the Company has $1,684 of cash and approximately $343,000 of borrowing capacity on its revolving line of credit.  As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business and to improve overall financial performance.  Management also believes that it is probable that he Company will close on the sale of the vacant buildings, shown as assets held for sale on the consolidated balance sheets, on or about June 30, 2019 and the proceeds of approximately $700,000 will be applied against the Company’s revolver.  Additionally, on March 7, 2019, the Company entered into the First Amendment to the Credit and Security Agreement in which the quarterly debt service coverage ratio measurement requirements for 2019 were amended to lessen the burden of compliance.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, the sale of vacant buildings, its intent and ability to raise funds through existing investors, expense management, and its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date; however, there can be no assurance that the Company will be able to do so.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or to control the use of, specified assets for the lease term.  The Company adopted the ASU January 1, 2019 and, based on its current portfolio of leases (which consists solely of an office equipment lease), no lease assets or liabilities have been recognized in these financial statements,

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial conditions.

Revenue Recognition

During the three months ended March 31, 2019, the Company recognized as revenue $122,610 of amounts recorded as Contract Liabilities at December 31, 2018.

2.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$1,181,520	$1,079,887
Work-in-process	949,342	1,105,272
Finished goods	1,785,860	1,499,900
Total	$3,916,721	$3,685,059

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $588,263 and $461,272 as of March 31, 2019 and December 31, 2018, respectively.

3.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			March 31,	December 31,
	(in years)			2019	2018
Machinery and equipment	3	to	15	$18,061,341	$17,978,781
Building and improvements	5	to	25	3,991,951	3,991,951
Vehicles	3	to	5	98,119	98,119
Furniture, fixtures, computers and software	3	to	5	1,459,608	1,440,071
Construction in progress				140,321	168,094
Total property, plant and equipment				23,751,340	23,677,016
Less: accumulated depreciation				(18,918,857)	(18,545,243)
Property, plant and equipment, net				$4,832,482	$5,131,773

Construction in progress is generally comprised of internal tooling in process.

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $373,614 and $394,787, respectively.

4.  Assets Held for Sale

In January 2016, the Company entered into a Purchase and Sale Agreement with a Buyer (collectively the “Parties”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus. As a result, the Company has since classified the property as Assets Held for Sale. The carrying value of $688,750 approximates the fair value less the expected cost to sell.

The Parties have since entered into multiple amendments which provided for, among other things, an extension of the expiration date of the agreement to June 2019 in exchange for monthly extension fees. The closing is expected to take place by the end of June 2019.

5.  Debt

The following table sets forth the items which comprise debt for the Company:

	March 31,	December 31,
	2019	2018
Revolving line of credit	$2,794,903	$2,025,592

Total term notes payable, net of issuance costs	$3,849,523	$3,946,878
Less current portion, net	389,420	389,420
Term notes payable, non-current, net	3,460,103	3,557,458

Total short and long term debt, net	$6,644,426	$5,972,470

Availability to borrow under the Revolver is based on conditions defined in the credit agreement and amounts to $342,711 at March 31, 2019. The interest rate at March 31, 2019 was 5.74%.

The interest rate on the Term Notes at March 31, 2019 was 5.99%.

6.  Income Taxes

As of March 31, 2019, The Company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets, except for its AMT Credit carryforward, which is treated as a refundable attribute under the new tax law.

At March 31, 2019, the Company has federal and state net operating loss carryforwards totaling $11,300,000 and $12,195,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $278,000 respectively. The federal and state tax credits begin to expire in 2027 and 2019, respectively.

7.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

Lease expense under all operating leases for the three months ended March 31, 2019 and 2018 was $6,056 and $5,913 respectively.

Micron Solutions, Inc. and Subsidiary

Period Ended March 31, 2019

Notes to the Condensed Consolidated Financial Statements (unaudited)

8.  Shareholders’ Equity

Stock options and share-based incentive plan

The following table sets forth the stock option transactions for the year ended March 31, 2019:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2018	393,500	$4.89	7.22	$960
Granted	7,500	2.72
Forfeited	(44,335)	4.08
Outstanding at March 31, 2019	356,665	$4.95	6.08	$3,435
Exercisable at March 31, 2019	205,487	$5.93	5.93	$2,760
Exercisable at December 31, 2018	182,164	$6.09	4.81	$960

For the three months ended March 31, 2019 and 2018, share based compensation expense related to stock options amounted to $27,689 and $14,370, respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended March 31, 2019, 7,500 options were granted with a fair value of $1.37 per share, no options were exercised, 44,335 options were forfeited due to employee terminations and no options expired.    For the three months ended March 31, 2018, 90,000 were granted with a fair value of $0.50 per share, no options were exercised and no options were forfeited or expired.

Unrecognized stock based compensation expense related to stock options as of March 31, 2019 and 2018 was $132,523 and $110,490, respectively.

In March, 2019, the Company issued 15,000 restricted stock units with a fair value of $3.20 per share which vest on the one year anniversary of the grant.    For the three months ended March 31, 2019 and 2018, share based compensation expense related to restricted stock units amounted to $2,173 and $0, respectively.

 Unrecognized stock based compensation related to restricted stock units as of March 31, 2019 and 2018 was $45,827 and $0, respectively.

Common Stock

For the three months ended March 31, 2019, the Company issued 11,200 shares of the Company’s common stock, with a fair value of $28,000 for director fees in lieu of cash payments.  For the three months ended March 31, 2018, the Company issued 5,661 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.

9.  Subsequent Events

Changes in Officers and Directors

On March 19, 2019, Mr. Derek T. Welch, the Company’s Chief Financial Officer tendered his resignation which was effective April 22, 2019.  Upon his resignation, Mr. Laursen, the Company’s President and Chief Executive Officer was appointed Treasurer and principal financial and accounting officer.

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

Overview

Micron Solutions, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts subsidiary, Micron Products, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces highly-engineered, innovative medical device components requiring precision machining and injection molding. The Company also manufactures components, devices and equipment for military, law enforcement, automotive and consumer product applications. The Company is engaged in the production and sale of silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors. These disposable medical devices are used worldwide in the monitoring of electrical signals in various medical applications. The Company's machining operations produce quick-turn, high volume patient-specific and off-the-shelf orthopedic implants and instruments.  The Company’s machining operations also include laser marking, automated polishing, passivation and coating. The Company has thermoplastic injection molding capabilities as well, and provides a full array of design, engineering, production services and management. The Company competes globally, with approximately forty-five percent of its revenue derived from exports.

Critical Accounting Policies

The critical accounting policies utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2018.

Liquidity and Management’s Plan

At March 31, 2019, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the Company’s ability to generate sufficient cash to support the Company’s operations and to meet debt service requirements under the Company’s credit agreement.  As of March 31, 2019, the Company has $1,684 of cash and approximately $343,000 of borrowing capacity on its revolving line of credit.  As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business and to improve overall financial performance.  Management also believes that it is probable that he Company will close on the sale of the vacant buildings, shown as assets held for sale on the consolidated balance sheets, on or about June 30, 2019 and the proceeds of approximately $700,000 will be applied against the Company’s revolver.  Additionally, on March 7, 2019, the Company entered into the First Amendment to the Credit and Security Agreement in which the quarterly debt service coverage ratio measurement requirements for 2019 were amended to lessen the burden of compliance.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, the sale of vacant buildings, its intent and ability to raise funds through existing investors, expense management, and its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date; however, there can be no assurance that the Company will be able to do so.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended
	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	86.0	85.7
Gross profit	14.0	14.3
Selling and marketing	3.2	3.7
General and administrative	18.9	11.8
Research and development	0.6	0.5
Other expense	2.4	1.7
Loss before income tax provision (benefit)	(11.1)	(3.4)
Income tax provision (benefit)	—	—
Net loss	(11.1)%	(3.4)%

Net Sales

Net sales	2019	2018	$ Change	% Change
Three months ended March 31,	$4,685,630	$5,119,048	$(433,418)	(8.5)%

The decrease in consolidated net sales for the three months ended March 31, 2019 versus the prior year period was due primarily to a decrease in net sales of sensors, machined components and thermoplastic injection molding.  This was partly offset by increased net tooling sales.

Gross Profit

Gross profit	2019	2018	$ Change	% Change
Three months ended March 31,	$653,827	$731,360	$(77,533)	(10.6)%
As a percentage of sales	14.0%	14.3%

The decrease in consolidated gross profit for the three months ended March 31, 2019 versus the prior year period was due to a decrease in gross profit from machined components and sensors partly offset by higher gross profit from thermoplastic injection molding.

Gross profit expressed as a percentage of sales from machined components decreased 16.4 percentage points.  Despite lower net sales and lower gross profit, gross profit as a percentage of sales from thermoplastic injection molding and sensors improved by 10.0 and 1.4 percentage points, respectively.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $149,142 (3.2% of net sales) for the three months ended March 31, 2019 as compared to $190,540 (3.7% of net sales) for the three months ended March 31, 2018, a decrease of $41,398 or 21.7%.  For the three months ended March 31, 2019, the decrease was primarily due to lower marketing, advertising and professional fees related in part to lower costs related to online lead generation programs.  Additionally, compensation was lower due to the departure of a salesperson in the first quarter 2019.

General and Administrative

The Company's consolidated general and administrative expenses was $884,875 (18.9% of net sales) for the three months ended March 31, 2019 as compared to $604,035 (11.8% of net sales) for the three months ended March 31, 2018, an increase of $280,840, or 46.5%.

The increase in general and administrative expenses for the three months ended March 31, 2019 when compared to 2018 is due primarily to several changes in upper management and to the recording of severance pay for the outgoing COO.

Research and Development

The Company's consolidated research and development expenses decreased to $27,177 (0.6% of net sales) for the three months ended March 31, 2019 as compared to $27,921 (0.5% of net sales) for the three months ended March 31, 2018, a decrease of $744, or 5.3%.

Other Expense, net

Other expense, net increased to $111,406 for the three months ended March 31, 2019, as compared to $88,511, for the three months ended March 31, 2018, an increase of $22,895.  The increase in other expense, net was due largely to a $13,965 increase in interest expense.

Income Tax Provision

The tax provisions for the three and year ended March 31, 2019 and 2018 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three and year ended March 31, 2019 and 2018 of 0% is due to the deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended March 31, 2019 was $0.18 per share as compared to a loss of $0.06 per share for the same period in 2018, an increase in loss per share of $0.12. The increase in loss per share for the three months ended March 31, 2019, is due in part to decreased net sales of $443,418, decreased gross profit of $77,533 and an increase of   $238,698 in operating expenses.

Off-Balance Sheet Arrangements

Lease expense under all operating leases for the three months ended March 31, 2019 and 2018 was $6,056 and $5,913   respectively.

Liquidity and Capital Resources

Working capital was $2,197,934 as of March 31, 2019, as compared to $2,455,498 at December 31, 2018, a decrease of $257,564.  The decrease in working capital is due primarily to operating losses with an increase in the revolver and an increase in accrued expenses and other current liabilities partly offset by increases in accounts receivable and inventory.

Trade accounts receivable, net of allowance for doubtful accounts, were $2,767,238 and $2,325,804 at March 31, 2019 and December 31, 2018, respectively, an increase of $441,434.The increase is due largely to higher sales in the first quarter of 2019 compared to the fourth quarter of 2018.

Inventories increased by $190,058 from December 31, 2018 to March 31, 2019, due in large part to the lower than anticipated sales of Sensors at the end of the quarter.

Accounts payable decreased from December 31, 2018 to March 31, 2019, related to lower sales in the quarter.  Accrued expenses and other current liabilities increased primarily due to a severance arrangement with a former officer of the company, non-cash incentive compensation accruals, and increased accrued commissions for new programs including amounts for new outside sales representatives.

Capital equipment expenditures were $105,727 for the three months ended March 31, 2019.  A majority of the first quarter capital expenditures related to internal tooling projects as well as for robotic automation in custom molding.

At March 31, 2019, the Company’s total debt was $6,644,426 as compared to $5,972,470 at December 31, 2018, an increase of $671,956.  The increase is due to borrowings of $769,311 on the revolving line of credit partly offset by payments on term notes.

Amounts available to borrow under the Revolver are $342,711 at March 31,2019.

No dividends were declared or paid in the three months ended March 31, 2019 or 2018, respectively.

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

Summary of Changes in Cash Position

As of March 31, 2019, the Company had cash on hand of $1,684, as the Company’s cash is swept daily against the Revolver in accordance with the Company’s credit agreement.  For the three months ended March 31, 2019 net cash used in operating activities was $549,329.  Net cash used in investing activities for the three months ended March 31, 2019 was $105,727. Net cash provided by financing activities for the year ended March 31, 2019 was $655,025. The net cash flows for the three months ended March 31, 2019  are discussed in further detail below.

Operating Cash Flows

For the three months ended March 31, 2019, net cash used in operating activities was $549,329.  Cash used in operating activities was primarily the result of the net loss, as well as increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by an increase in accrued expenses and other current liabilities as well as non-cash addbacks, primarily depreciation and amortization.

Investing Cash Flows

For the three months ended March 31, 2019, net cash used in investing activities was $105,727. The net cash used was for capital expenditures largely due to internal tooling and robotic automation in custom molding.

Financing Cash Flows

For the three months ended March 31, 2019, net cash provided by financing activities was $655,025, primarily due to net draws on the revolver, partially offset by payments on term notes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (“the Certifying Officer”) has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on such evaluation, our Certifying Officer has concluded the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.79

First Amendment to the Credit and Security Agreement between Micron Products, Inc and Rockland Trust Company dated March 7, 2019 (incorporated by reference to Exhibit 10.79 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2019).

21	Subsidiaries (incorporated by reference to Exhibit 21.0 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2010 as filed with the Commission on March 23, 2011).
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-2
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

MICRON SOLUTIONS, INC.

May 15, 2019	By: /s/ William J. Laursen
William J. Laursen
President and Chief Executive Officer
(principal executive officer and principal financial and accounting officer)