Form 10-Q
period 2019-06-30
MICRON SOLUTIONS INC /DE/
filed 2019-08-14
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019 or

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

As of August 13, 2019 there were 2,883,189 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$503	$1,715
Trade accounts receivable, net of allowance for doubtful accounts of $39,169 at June 30, 2019 and $40,000 at December 31, 2018	2,284,732	2,325,804
Inventories	3,043,445	3,685,059
Assets held for sale, net	688,750	688,750
Prepaid expenses and other current assets	202,245	389,390
Total current assets	6,219,675	7,090,718
Property, plant and equipment, net	4,483,474	5,131,773
Intangible assets, net	50,332	53,155
Other assets	5,145	5,140
Total assets	$10,758,626	$12,280,786
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,811,719	$2,025,592
Term notes payable, current portion, net	389,420	389,420
Accounts payable	869,761	1,200,298
Accrued expenses and other current liabilities	633,795	459,108
Contract liabilities, current portion	26,944	560,802
Total current liabilities	3,731,639	4,635,220
Long-term liabilities:
Term notes payable, non-current portion, net	3,362,748	3,557,458
Subordinated promissory notes, net	417,764	—
Total long-term liabilities	3,780,512	3,557,458
Total liabilities	7,512,151	8,192,678
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,883,189 outstanding at June 30, 2019 and 3,926,491 issued, 2,861,008 outstanding at December 31, 2018	39,265	39,265
Additional paid-in-capital	11,692,388	11,604,817
Treasury stock at cost, 1,043,302 shares at June 30, 2019 and 1,065,483 shares at December 31, 2018	(2,846,963)	(2,907,490)
Accumulated deficit	(5,638,215)	(4,648,484)
Total shareholders’ equity	3,246,475	4,088,108
Total liabilities and shareholders’ equity	$10,758,626	$12,280,786

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$4,892,190	$5,320,426	$9,577,820	$10,439,474
Cost of sales	4,381,744	4,442,606	8,413,547	8,830,294
Gross profit	510,446	877,820	1,164,273	1,609,180

Selling and marketing	167,243	204,036	316,385	394,576
General and administrative	698,065	529,092	1,582,940	1,133,127
Research and development	26,601	26,801	53,778	54,722
Total operating expenses	891,909	759,929	1,953,103	1,582,425

Net income (loss) from operations	(381,463)	117,891	(788,830)	26,755
Other income (expense):
Interest expense	(111,800)	(96,016)	(222,777)	(193,028)
Other income (expense), net	22,305	11,806	21,876	20,307
Total other expense, net	(89,495)	(84,210)	(200,901)	(172,721)
Net income (loss) before income tax provision (benefit)	(470,958)	33,681	(989,731)	(145,966)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(470,958)	$33,681	$(989,731)	$(145,966)
Earnings (loss) per share - basic	$(0.16)	$0.01	$(0.34)	$(0.05)
Earnings (loss) per share - diluted	$(0.16)	$0.01	$(0.34)	$(0.05)
Weighted average common shares outstanding - basic	2,877,880	2,847,642	2,872,275	2,844,889
Weighted average common shares outstanding - basic and diluted	2,877,880	2,855,101	2,872,275	2,844,889

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional
	Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total
December 31, 2017	3,926,491	$39,265	$11,532,207	1,087,217	$(2,966,798)	$(3,536,186)	$5,068,488
Change in Accounting Principle - ASC 606						(13,991)	(13,991)
Share based compensation			14,370				14,370
Issuance of Common Stock from Treasury			4,427	(5,661)	15,448		19,875
Net income (loss)						(179,647)	(179,647)
March 31, 2018	3,926,491	$39,265	$11,551,004	1,081,556	$(2,951,350)	$(3,729,824)	$4,909,095
Share-based compensation			8,817				8,817
Issuance of common stock from treasury			5,571	(5,242)	14,304		19,875
Net income (loss)						33,681	33,681
June 30, 2018	3,926,491	$39,265	$11,565,392	1,076,314	$(2,937,046)	$(3,696,143)	$4,971,468

December 31, 2018	3,926,491	$39,265	$11,604,817	1,065,483	$(2,907,490)	$(4,648,484)	$4,088,108
Share-based compensation			29,862				29,862
Issuance of common stock from treasury			(2,562)	(11,200)	30,562		28,000
Net income (loss)						(518,773)	(518,773)
March 31, 2019	3,926,491	$39,265	$11,632,117	1,054,283	$(2,876,928)	$(5,167,257)	$3,627,197
Share-based compensation			30,000				30,000
Issuance of common stock from treasury			(1,965)	(10,981)	29,965		28,000
Issuance of warrants			32,236				32,236
Net income (loss)						(470,958)	(470,958)
June 30, 2019	3,926,491	$39,265	$11,692,388	1,043,302	$(2,846,963)	$(5,638,215)	$3,246,475

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(989,731)	$(145,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	748,582	767,605
Non-cash interest expense	33,861	31,047
Change in allowance for doubtful accounts	(831)	—
Share-based compensation expense	115,862	62,937
Changes in operating assets and liabilities:
Accounts receivable	41,903	(457,443)
Inventories	683,218	(308,214)
Prepaid expenses and other current and non-current assets	187,140	188,311
Accounts payable	(330,537)	(208,279)
Accrued expenses and other current liabilities	174,687	125,061
Contract liabilities	(533,858)	310,113
Net cash provided by operating activities	130,296	365,172
Cash flows from investing activities:
Purchases of property, plant and equipment	(139,064)	(181,702)
Net cash used in investing activities	(139,064)	(181,702)
Cash flows from financing activities:
Payments on revolving line of credit, net	(213,873)	(571,093)
Payments on term notes payable	(228,571)	(190,476)
Payments of debt issuance costs	—	(28,889)
Proceeds from (payments on) subordinated debt	450,000	(350,000)
Net cash provided by (used in) financing activities	7,556	(1,140,458)
Net change in cash and cash equivalents	(1,212)	(956,988)
Cash and cash equivalents, beginning of period	1,715	956,988
Cash and cash equivalents, end of period	$503	$—

	Six Months Ended
	June 30,
Supplemental Cash Flow Information	2019
Cash paid for interest	$ 188,911		$ 162,775

Non-cash activities:
Issuance of common stock warrants in connection with subordinated notes payable		$32,236	$—
Issuance of treasury stock for directors' fees		$56,000	$39,750
Adjustment to accumulated deficit for change in accounting principle (ASC 606)		$—	$(13,991)

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

Liquidity and Management’s Plan

The Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the Company’s ability to generate sufficient cash to support the Company’s operations and to meet debt service requirements under the Company’s credit agreement.  As of June 30, 2019, the Company has $503 of cash and approximately $1,000,000 of borrowing capacity on its revolving line of credit.    Management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business, its implementation of production efficiencies, and to improve overall financial performance.  The Company closed on the sale of vacant buildings, shown as assets held for sale on the consolidated balance sheets, subsequent to quarter end, and the net proceeds of approximately  $660,000 were applied against the Company’s Revolving Line of Credit (the “Revolver”).  Additionally, the Company received proceeds of $50,000 in July 2019 in connection with the sale of subordinated notes payable (see Note 5).  In August 2019, the Company entered into the Second and Third Amendments to its Credit and Security Agreement which changed the debt service coverage ratio requirements whereby the requirement for measurements for Q219 and Q319 were removed.  No measurement will be required until the three months ending December 31, 2019.  That measurement has been modified to be a three-month look back with 1.1 to 1.0 Debt Service Coverage Ratio.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, proceeds from the sale of vacant buildings increasing availability on the Revolver, its intent and ability to raise funds through existing investors, expense management, and its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date; however, there can be no assurance that the Company will be able to do so.  Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or to control the use of, specified assets for the lease term.  The Company adopted the ASU on January 1, 2019 and, based on its current portfolio of leases (which consists solely of an office equipment lease), no lease assets or liabilities have been recognized in these financial statements,

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial conditions.

Revenue Recognition

During the six months ended June 30, 2019, the Company recognized as revenue $535,509 of amounts recorded as Contract Liabilities at December 31, 2018.

2.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$1,105,084	$1,079,887
Work-in-process	411,136	1,105,272
Finished goods	1,527,226	1,499,900
Total	$3,043,445	$3,685,059

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $470,719 and $461,272 as of June 30, 2019 and December 31, 2018, respectively.

3.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			June 30,	December 31,
	(in years)			2019	2018
Machinery and equipment	3	to	15	$18,074,691	$17,978,781
Building and improvements	5	to	25	3,991,951	3,991,951
Vehicles	3	to	5	100,096	98,119
Furniture, fixtures, computers and software	3	to	5	1,459,608	1,440,071
Construction in progress				148,130	168,094
Total property, plant and equipment				23,774,476	23,677,016
Less: accumulated depreciation				(19,291,002)	(18,545,243)
Property, plant and equipment, net				$4,483,474	$5,131,773

Construction in progress is generally comprised of internal tooling in process.

For the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $372,144 and $370,909, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $745,759 and $765,696, respectively.

4.  Assets Held for Sale

In January 2016, the Company entered into a Purchase and Sale Agreement with a Buyer (collectively the “Parties”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus. As a result, the Company has since classified the property as Assets Held for Sale. The carrying value of $688,750, at June 30, 2019, approximates the fair value less the expected cost to sell.

The Parties have since entered into multiple amendments which provided for, among other things, an extension of the expiration date of the agreement to June 2019 in exchange for monthly extension fees. On August 6, 2019, the Company closed on the sale of the property and received proceeds of $663,334 which is net of selling costs incurred.

5.  Debt

The following table sets forth the items which comprise debt for the Company:

	June 30,	December 31,
	2019	2018
Revolving line of credit	$1,811,719	$2,025,592

Total term notes payable, net of issuance costs	$3,752,168	$3,946,878
Less current portion, net	389,420	389,420
Term notes payable, non-current, net	3,362,748	3,557,458

Subordinated notes payable, non-current, net of discount	417,764	—
Total long term debt, net	3,780,512	3,557,458

Total short and long term debt, net	$5,981,651	$5,972,470

Availability to borrow under the Revolver is based on conditions defined in the credit agreement and amounts to $1,009,876, at June 30, 2019. The interest rate at June 30, 2019 was 5.69%.

The interest rate on the Term Notes at June 30, 2019 was 5.94%.

Subordinated promissory notes

In June 2019, the Company initiated a private offering to raise up to $500,000 and sold an aggregate of $450,000 in subordinated promissory notes (the “Notes”). The Notes bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum from the date of issuance. Interest only shall be payable in cash on a quarterly basis.  The Notes mature on June 28, 2022.  Each investor entered into a Subordination Agreement providing that the indebtedness pursuant to the Notes shall be subordinated to all indebtedness of the Company pursuant to its existing credit agreement with Rockland Trust Company.

For every $50,000 in principal invested in the notes, each investor received a warrant to purchase 10,000 shares of common stock (collectively, the “Warrants”, see Note 8).  The Warrants are exercisable at an exercise price equal to $2.93 per share, namely, the average closing market price of the Company’s common stock on the fifteen days prior to the date of the Warrant, plus 12%. The Warrants contain standard provisions relating to anti-dilution adjustments for stock splits and recapitalizations.  The Warrants also provide the Investors with standard piggy-back registration rights on one occasion in the event the Company files a registration statement (other than a registration statement on Form S-4 or S-8) to register the shares of common stock subject to standard limitations in the discretion of any underwriter.

In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis.  As a result, the Company allocated $417,764 to the notes and $32,236 to the warrants.  The total discount on the notes is being recognized as non-cash interest expense over the term of the notes.  As of June 30, 2019, there was no non-cash interest expense recorded related to the amortization of the discount.

Related parties participated in the private offering as follows:

Jason Chambers, Director	$50,000
Rodd Friedman, Director	$100,000
Andrei Soran. Director	$50,000

On July 5, 2019, the remaining $50,000 of proceeds was received and subordinated promissory notes issued under the offering under similar terms.

6.  Income Taxes

As of June 30, 2019, the Company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets, except for its AMT Credit carryforward, which is treated as a refundable attribute under the new tax law.

At June 30, 2019, the Company has federal and state net operating loss carryforwards totaling $11,300,000 and $12,195,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $277,000 respectively. The federal and state tax credits begin to expire in 2027 and 2019, respectively.

7.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

Lease expense under all operating leases for the three months ended June 30, 2019 and 2018 was $5,131 and $6,008 respectively, and for the six months ended June 30, 2019 and 2018, was $11,187 and $11,921 respectively.  The underlying lease is not material for capitalization under ASC 842, Leases.

8.  Shareholders’ Equity

Stock options and share-based incentive plans

The following table sets forth the stock option transactions for the six months ended June 30, 2019:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2018	393,500	$4.89	7.22	$960
Granted	7,500	2.72
Forfeited	(48,337)	4.06
Expired	(54,665)	5.71
Outstanding at June 30, 2019	297,998	$4.82	6.80	$—
Exercisable at June 30, 2019	150,822	$6.01	4.55	$—
Exercisable at December 31, 2018	182,164	$6.09	4.81	$960

For the three months ended June 30, 2019 and 2018, share based compensation expense related to stock options amounted to $18,098 and $8,817, respectively.  For the six months ended June 30, 2019 and 2018, those amounts were $45,787 and $23,187 respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended June 30, 2019, no options were granted,  none were exercised, 4,002 options were forfeited due to employee terminations.    For the three months ended June 30, 2018, no options were granted, none were exercised and 2,000 options were forfeited due to employee terminations.  For the six months ended June 30, 2018, 90,000 options were granted with a fair value of $0.50 per share, no options were exercised and 6,002 options were forfeited.

Unrecognized stock based compensation expense related to stock options as of June 30, 2019 was $107,393 which is expected to be recognized over a period of 2.9 years.

In March 2019, the Company issued 15,000 restricted stock units with a fair value of $3.20 per share which vest on the one year anniversary of the grant.    For the three months ended June 30, 2019 and 2018, share based compensation expense related to restricted stock units amounted to $11,902 and $0, respectively. For the six months ended June 30, 2019 and 2018, share based compensation expense related to restricted stock units amounted to $14,075 and $0, respectively.

 Unrecognized stock based compensation related to restricted stock units as of June 30, 2019 was $33,482, which is expected to be recognized over a period of 0.7 years.

2019 Incentive Stock Option Plan

On March 25, 2019, the Company’s Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) which was approved by the stockholders at the May 23, 2019 Annual Meeting.  The 2019 Plan authorizes the issuance of an aggregate of 500,000 shares.  All non-issued shares of the 2010 Equity Incentive Plan expired upon the adoption of the 2019 Plan.  The 2019 Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation.

Warrants

On June 28, 2019, 90,000 warrants were issued with an exercise price of $2.90 in conjunction with the Company’s subordinated notes payable offering.  The warrants are exercisable upon issuance for three years and expire in June, 2022.

Common Stock

For the three months ended June 30, 2019, the Company issued 10,891 shares of the Company’s common stock, with a fair value of $28,000 for director fees in lieu of cash payments.  For the three months ended June 30, 2018, the Company issued 5,242 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.  For the six months ended June 30, 2019, the Company issued 22,181 shares of the Company’s common stock, with a fair value of $56,000 for director fees in lieu of cash payments.  For the six months ended June 30, 2018, the Company issued 10,903 shares of the Company’s common stock, with a fair value of $39,750 for director fees in lieu of cash payments.

9.  Subsequent Events

Chief Financial Officer

On July 15, 2019, Mr. Wayne Coll commenced his employment with the Company and was appointed as Chief Financial Officer, Treasurer and Principal Accounting and Financial Officer.  Mr. Coll received a one-time bonus in the form of an incentive stock option to purchase 30,000 shares of common stock at an exercise price equal to the fair market value per share, $2.51 on the date of the grant.

Subordinated Promissory Notes and Warrants Subscription

On July 5, 2019, the Company closed on the remaining $50,000 subordinated notes payable and issue of warrants under the private offering (see Note 5).

Sale of Buildings

The Company closed on the sale of vacant buildings, shown as assets held for sale on the consolidated balance sheets, on August 6, 2019 and the net proceeds of approximately  $660,000 were applied against the Company’s Revolver (see Note 4).

Amendments to the Credit and Security Agreement

In August 2019, the Company executed the Second and Third Amendments to its Credit and Security Agreement (see Note 1).

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

Liquidity and Management’s Plan

The Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the Company’s ability to generate sufficient cash to support the Company’s operations and to meet debt service requirements under the Company’s credit agreement.  As of June 30, 2019, the Company has $503 of cash and approximately $1,000,000 of borrowing capacity on its revolving line of credit.  Management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business, its implementation of production efficiencies, and to improve overall financial performance.  The Company closed on the sale of vacant buildings, shown as assets held for sale on the consolidated balance sheets, subsequent to quarter end, and the net proceeds of approximately  $660,000 were applied against the Company’s Revolving Line of Credit (the “Revolver”).  Additionally, the Company received proceeds of $50,000 in July 2019 in connection with the sale of subordinated notes payable (see Note 5).  In August 2019, the Company entered into the Second and Third Amendments to its Credit and Security Agreement which changed the debt service coverage ratio requirements whereby the requirement for measurements for Q219 and Q319 were removed.  No measurement will be required until the three months ending December 31, 2019.  That measurement has been modified to be a three-month look back with 1.1 to 1.0 Debt Service Coverage Ratio.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, proceeds from the sale of vacant buildings, its intent and ability to raise funds through existing investors, expense management, and its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date; however, there can be no assurance that the Company will be able to do so.  Therefore, the accompanying financial statements have been prepared on a going concern bases, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.6	83.5	87.8	84.6
Gross profit	10.4	16.5	12.2	15.4
Selling and marketing	3.4	3.8	3.3	3.8
General and administrative	14.3	9.9	16.5	10.9
Research and development	0.5	0.5	0.6	0.5
Other expense	1.8	1.6	2.1	1.7
Loss before income tax provision (benefit)	(9.6)	0.7	(10.3)	(1.5)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(9.6)%	0.7%	(10.3)%	(1.5)%

Net Sales

Net sales	2019	2018	$ Change	% Change
Three months ended June 30,	$4,892,190	$5,320,426	$(428,236)	(8.0)%

Net sales	2019	2018	$ Change	% Change
Six months ended June 30,	$9,577,820	$10,439,474	$(861,654)	(8.3)%

The decrease in consolidated net sales for the three months ended June 30, 2019 versus the prior year period was due primarily to a decrease in net sales of sensors, and lesser decreases for machined components and thermoplastic injection molding.  The decreases were partly offset by increased tooling sales.

The decrease in consolidated net sales for the six months ended June 30, 2019 versus the prior year period was due primarily to the factors described above.

Gross Profit

Gross profit	2019	2018	$ Change	% Change
Three months ended June 30,	$510,446	$877,820	$(367,374)	(41.9)%
As a percentage of sales	10.4%	16.5%

Gross profit	2019	2018	$ Change	% Change
Six months ended June 30,	$1,164,273	$1,609,180	$(444,907)	(27.6)%
As a percentage of sales	12.2%	15.4%

The decrease in consolidated gross profit for the three months ended June 30, 2019 versus the prior year period was due to decreased  gross profits for sensors and machined components partly offset by higher gross profit from tooling.

Gross profit expressed as a percentage of sales from machined components decreased 18%.  Gross profit as a percentage of sales from thermoplastic injection molding and sensors decreased by 4.5% and 3.9%, respectively.

The decrease in consolidated gross profit for the six months ended June 30, 2019 versus the prior year period was due to decreased gross profits for machined components and sensors, partly offset by higher gross profit from tooling.

Gross profit expressed as a percentage of sales from machined components decreased 17.2%.  Gross profit as a percentage of sales from sensors decreased by 1.1%, while gross profit as a percentage of sales for custom molding increased by 2.5%.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $167,243  (3.4% of net sales) for the three months ended June 30, 2019 as compared to $204,036  (3.8% of net sales) for the three months ended June 30, 2018, a decrease of 18.0%.  For the three months ended June 30, 2019, the decrease was primarily due to lower marketing and travel costs.  Additionally, compensation was lower due to the departure of a salesperson in the first quarter 2019.

The Company's consolidated selling and marketing expenses amounted to $316,385 (3.3% of net sales) for the six months ended June 30, 2019 as compared to $394,576 (3.8% of net sales) for the six months ended June 30, 2018, a decrease of 19.8%.  For the six months ended June 30, 2019, the decrease was primarily due to lower marketing and consulting costs.  Additionally, compensation was lower due to the departure of a salesperson in the first quarter 2019.

General and Administrative

The Company's consolidated general and administrative expenses was $698,065  (14.3% of net sales) for the three months ended June 30, 2019 as compared to $529,092  (9.9% of net sales) for the three months ended June 30, 2018, an increase of $168,974, or 31.9%.

The increase in general and administrative expenses for the three months ended June 30, 2019 when compared to 2018 is due primarily to management restructuring and to consulting services costs incurred during personnel transitions.

The Company's consolidated general and administrative expenses was $1,582,940 (16.5% of net sales) for the six months ended June 30, 2019 as compared to $1,133,127 (10.9% of net sales) for the six months ended June 30, 2018, an increase of $449,814, or 39.6%.

The increase in general and administrative expenses for the six months ended June 30, 2019 when compared to 2018 is due primarily management restructuring, to the recording of severance pay for the outgoing COO, and to consulting services costs incurred during personnel transitions.

Research and Development

The Company's consolidated research and development expenses decreased to $26,601  (0.5% of net sales) for the three months ended June 30, 2019 as compared to $26,801 (0.5% of net sales) for the three months ended June 30, 2018, a decrease of $200.

The Company's consolidated research and development expenses decreased to $53,778 (0.6% of net sales) for the six months ended June 30, 2019 as compared to $54,722 (0.5% of net sales) for the six months ended June 30, 2018, a decrease of $944.

Other Expense, net

Other expense, net increased to $89,495 for the three months ended June 30, 2019, as compared to $84,210, for the three months ended June 30, 2018, an increase of $5,285.  The increase in other expense, net was due to a $15,784 increase in interest expense partially offset by cost reimbursements related to the impending sale of two buildings.

Other expense, net increased to $200,901 for the six months ended June 30, 2019, as compared to $172,721, for the six months ended June 30, 2018, an increase of $28,180.  The increase in other expense, net was due to a $29,749 increase in interest expense partially offset by cost reimbursements related to the impending sale of two buildings.

Income Tax Provision

The tax provisions for the three months and six months ended June 30, 2019 and 2018 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three months and six months ended June 30, 2019 and 2018 of 0% is due to the deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended June 30, 2019 was $0.16 per share as compared to earnings per share of $0.01 for the same period in 2018, an increase in loss per share of $0.17. The increase in loss per share for the three months ended June 30, 2019, is due in part to decreased net sales of $428,235, decreased gross profit of $367,374 and an increase of $131,980 in operating expenses.

Consolidated basic and diluted loss per share for the six months ended June 30, 2019 was $0.34 per share as compared to a loss per share of $0.05 for the same period in 2018, an increase in loss per share of $0.29.  The increase in loss per share for the six months ended June 30, 2019, is due in part to decreased net sales of $861,654, decreased gross profit of $444,907 and an increase of $370,678 in operating expenses.

Off-Balance Sheet Arrangements

Lease expense under all operating leases for the three months ended June 30, 2019 and 2018 was $5,131 and $6,008,   respectively.  Lease expense for the six months ended June 30, 2019 and 2018 was $11,187 and $11,921, respectively.

Liquidity and Capital Resources

Working capital was $2,488,036 as of June 30, 2019, as compared to $2,455,498 at December 31, 2018, an increase of $32,538.  The increase in working capital is due primarily to the reduction of the Revolver balance and the reductions in accounts payable and contract liabilities, partially offset by decreases in inventories and accounts receivable.

Trade accounts receivable, net of allowance for doubtful accounts, were $2,284,732 and $2,325,804 at June 30, 2019 and December 31, 2018, respectively, a decrease of $41,072.  The decrease is largely due to an improved collection cycle.

Inventories decreased by $641,614 from December 31, 2018 to $3,043,445 due to the reduction of tooling in process related to tooling sales of $626,814 during the six months ended June 30, 2019.

Accounts payable decreased from December 31, 2018 to June 30, 2019, partially offset by an increase in certain accrued expenses.  Accrued expenses and other current liabilities increased primarily due to a severance arrangement with a former officer of the company, non-cash incentive compensation accruals, and increased accrued commissions for new programs including amounts for new outside sales representatives. Contract liabilities decreased due to the revenue recognition of several closed tooling projects.

Capital equipment expenditures of $139,064 for the six months ended June 30, 2019 were primarily for robotic automation in custom molding.

At June 30, 2019 the Company’s total debt was $5,981,651 as compared to $5,972,470 at December 31, 2018, an increase of $9,181.  The increase is due to $450,000 received on the issuance of subordinated notes payable at the end of June, 2019, net of payments made on the Revolver and on term notes.

Amounts available to borrow under the Revolver are $1,009,876 at June 30, 2019.

No dividends were declared or paid in the three and six months ended June 30, 2019 and 2018.

The Company believes that cash flows from its operations, together with its existing working capital, booked orders, the sale of the vacant buildings, proceeds from subordinated notes payable,  expense management, and its Revolver, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the date these financial statements were issued; however, there can be no assurance that the Company will be able to do so.

Summary of Changes in Cash Position

As of June 30, 2019, the Company had cash on hand of $503, as the Company’s cash is swept daily against the Revolver in accordance with the Company’s credit agreement.  For the six months ended June 30, 2019,  cash provided by operating activities was $130,296.  Net cash used in investing activities for the six months ended June 30, 2019 was $139,064. Net cash provided by financing activities for the six months ended June 30, 2019 was $7,556. The net cash flows for the six months ended June 30, 2019 are discussed in further detail below.

Operating Cash Flows

For the six months ended June 30, 2019, net cash provided by operating activities was $130,296.  Cash used in operating activities was primarily the result of the net loss, as well as decreases in accounts payable and contract liabilities offset by cash provided from decreases in inventory, accounts receivable,  and by increases in accrued expenses and other current liabilities as well as non-cash addbacks, primarily depreciation and amortization.

Investing Cash Flows

For the six months ended June 30, 2019, net cash used in investing activities was $139,064. The net cash used was for capital expenditures largely for internal tooling and robotic automation in custom molding.

Financing Cash Flows

For the six months ended June 30, 2019, net cash provided by financing activities was $7,556, primarily due to $450,000 received from the issuance of subordinated notes payable offset by payments on the Revolver and on term notes.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-1
31.1**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-2
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-3
32.1**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-4
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

MICRON SOLUTIONS, INC.

August 14, 2019	By: /s/ William J. Laursen
William J. Laursen
President and Chief Officer
(principal executive officer)
August 14, 2019	By: /s/ Wayne Coll
Wayne Coll
Chief Financial Officer
(principal financial and accounting officer)