Form 10-Q
period 2019-09-30
MICRON SOLUTIONS INC /DE/
filed 2019-11-14
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 13, 2019 there were 2,895,362 shares of the Company’s common stock outstanding.

Micron Solutions, Inc. and Subsidiary

PART I - CONDENSED FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$503	$1,715
Trade accounts receivable, net of allowance for doubtful accounts of $39,169 at September 30, 2019 and $40,000 at December 31, 2018	2,379,496	2,325,804
Inventories	2,639,385	3,685,059
Assets held for sale, net	—	688,750
Prepaid expenses and other current assets	279,215	389,390
Total current assets	5,298,599	7,090,718
Property, plant and equipment, net	4,148,730	5,131,773
Intangible assets, net	48,920	53,155
Other assets	5,145	5,140
Total assets	$9,501,394	$12,280,786
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,162,145	$2,025,592
Term notes payable, current portion, net	389,420	389,420
Accounts payable	611,767	1,200,298
Accrued expenses and other current liabilities	785,449	459,108
Contract liabilities, current portion	24,723	560,802
Total current liabilities	2,973,504	4,635,220
Long-term liabilities:
Term notes payable, non-current portion, net	3,265,393	3,557,458
Subordinated promissory notes, net	467,167	—
Total long-term liabilities	3,732,560	3,557,458
Total liabilities	6,706,064	8,192,678
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,895,362 outstanding at September 30, 2019 and 3,926,491 issued, 2,861,008 outstanding at December 31, 2018	39,265	39,265
Additional paid-in-capital	11,715,002	11,604,817
Treasury stock at cost, 1,031,129 shares at September 30, 2019 and 1,065,483 shares at December 31, 2018	(2,813,745)	(2,907,490)
Accumulated deficit	(6,145,192)	(4,648,484)
Total shareholders’ equity	2,795,330	4,088,108
Total liabilities and shareholders’ equity	$9,501,394	$12,280,786

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$4,331,280	$5,001,660	$13,909,101	$15,441,134
Cost of sales	3,813,882	4,266,636	12,227,430	13,096,930
Gross profit	517,398	735,024	1,681,671	2,344,204

Selling and marketing	170,065	189,031	486,449	583,607
General and administrative	700,622	509,179	2,283,563	1,642,306
Research and development	26,578	25,372	80,357	80,094
Total operating expenses	897,265	723,582	2,850,369	2,306,007

Net income (loss) from operations	(379,867)	11,442	(1,168,698)	38,197
Other income (expense):
Interest expense	(109,776)	(101,439)	(332,553)	(294,467)
Other income (expense), net	(17,334)	12,826	4,543	33,133
Total other expense, net	(127,110)	(88,613)	(328,010)	(261,334)
Net income (loss) before income tax provision (benefit)	(506,977)	(77,171)	(1,496,708)	(223,137)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(506,977)	$(77,171)	$(1,496,708)	$(223,137)
Earnings (loss) per share - basic	$(0.18)	$(0.03)	$(0.52)	$(0.08)
Earnings (loss) per share - diluted	$(0.18)	$(0.03)	$(0.52)	$(0.08)
Weighted average common shares outstanding - basic and diluted	2,889,408	2,853,111	2,878,049	2,847,660

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

			Additional
	Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total
December 31, 2017	3,926,491	$39,265	$11,532,207	1,087,217	$(2,966,798)	$(3,536,186)	$5,068,488
Change in Accounting Principle - ASC 606						(13,991)	(13,991)
Share based compensation			14,370				14,370
Issuance of common stock from treasury			4,427	(5,661)	15,448		19,875
Net income (loss)						(179,647)	(179,647)
March 31, 2018	3,926,491	$39,265	$11,551,004	1,081,556	$(2,951,350)	$(3,729,824)	$4,909,095
Share-based compensation			8,817				8,817
Issuance of common stock from treasury			5,571	(5,242)	14,304		19,875
Net income (loss)						33,681	33,681
June 30, 2018	3,926,491	$39,265	$11,565,392	1,076,314	$(2,937,046)	$(3,696,143)	$4,971,468
Share-based compensation			7,729				7,729
Issuance of common stock from treasury			4,201	(5,744)	15,674		19,875
Net income (loss)						(77,171)	(77,171)
September 30, 2018	3,926,491	$39,265	$11,577,322	1,070,570	$(2,921,372)	$(3,773,314)	$4,921,901

December 31, 2018	3,926,491	$39,265	$11,604,817	1,065,483	$(2,907,490)	$(4,648,484)	$4,088,108
Share-based compensation			29,862				29,862
Issuance of common stock from treasury			(2,562)	(11,200)	30,562		28,000
Net income (loss)						(518,773)	(518,773)
March 31, 2019	3,926,491	$39,265	$11,632,117	1,054,283	$(2,876,928)	$(5,167,257)	$3,627,197
Share-based compensation			30,000				30,000
Issuance of common stock from treasury			(1,965)	(10,981)	29,965		28,000
Issuance of warrants			32,236				32,236
Net income (loss)						(470,958)	(470,958)
June 30, 2019	3,926,491	$39,265	$11,692,388	1,043,302	$(2,846,963)	$(5,638,215)	$3,246,475
Share-based compensation			24,250				24,250
Issuance of common stock from treasury			(5,218)	(12,173)	33,218		28,000
Issuance of warrants			3,582				3,582
Net income (loss)						(506,977)	(506,977)
September 30, 2019	3,926,491	$39,265	$11,715,002	1,031,129	$(2,813,745)	$(6,145,192)	$2,795,330

See accompanying notes to condensed consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,496,708)	$(223,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(7,602)	—
Depreciation and amortization	1,108,018	1,130,000
Non-cash interest expense	60,026	50,443
Change in allowance for doubtful accounts	831	—
Share-based compensation expense	168,112	90,541
Changes in operating assets and liabilities:
Accounts receivable	(54,523)	(334,469)
Inventories	1,087,278	(483,847)
Prepaid expenses and other current and non-current assets	110,170	(98,922)
Other non-current assets	—	1,000
Accounts payable	(588,531)	(86,616)
Accrued expenses and other current liabilities	320,092	297,228
Contract liabilities	(536,079)	186,761
Net cash provided by operating activities	171,084	528,982
Cash flows from investing activities:
Purchases of property, plant and equipment	(161,928)	(456,488)
Proceeds from sale of property, plant and equipment	32,602	—
Proceeds from sale of assets held for sale	663,334
Cash paid for patents and trademarks	—	(2,661)
Net cash provided by (used in) investing activities	534,008	(459,149)
Cash flows from financing activities:
Payments on revolving line of credit, net	(863,447)	(334,830)
Payments on term notes payable	(342,857)	(304,762)
Payments of debt issuance costs	—	(34,389)
Proceeds from (payments on) subordinated debt	500,000	(350,000)
Net cash provided by (used in) financing activities	(706,304)	(1,023,981)
Net change in cash and cash equivalents	(1,212)	(954,148)
Cash and cash equivalents, beginning of period	1,715	956,988
Cash and cash equivalents, end of period	$503	$2,840

	Nine Months Ended
	September 30,
Supplemental Cash Flow Information	2019	2018
Cash paid for interest	$272,526	$244,819

Non-cash activities:
Issuance of common stock warrants in connection with subordinated notes payable	$35,818	$—
Issuance of treasury stock for directors' fees	$84,000	$45,426
Adjustment to accumulated deficit for change in accounting principle (ASC 606)	$—	$(13,991)

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

The Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the current liquidity position, including $503 of cash as of September 30, 2019 and approximately $1,000,000 of borrowing capacity on its revolving line of credit with Rockland Trust Company (the “Revolver”).    Management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from customers, its ability to close new and expanded business, its implementation of production efficiencies, and improvement of its overall financial performance.  In addition, the Company has amended its bank debt agreement to eliminate its debt service coverage covenant for the three months ended September 30, 2019.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, expense management, and availability on its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date.  However, there can be no assurance that the Company will be able to do so.

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

Revenue Recognition

During the nine months ended September 30, 2019, the Company recognized as revenue $546,889 of amounts recorded as Contract Liabilities at December 31, 2018.

2.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$928,730	$1,079,887
Work-in-process	407,775	1,105,272
Finished goods	1,302,880	1,499,900
Total	$2,639,385	$3,685,059

Silver included in raw materials, work-in-process and finished goods inventory had an estimated cost of $394,056 and $461,272 as of September 30, 2019 and December 31, 2018, respectively.

3.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	Asset Lives			September 30,	December 31,
	(in years)			2019	2018
Machinery and equipment	3	to	15	$18,127,460	$17,978,781
Building and improvements	5	to	25	3,991,951	3,991,951
Vehicles	3	to	5	100,096	98,119
Furniture, fixtures, computers and software	3	to	5	1,464,902	1,440,071
Construction in progress				25,208	168,094
Total property, plant and equipment				23,709,617	23,677,016
Less: accumulated depreciation				(19,560,887)	(18,545,243)
Property, plant and equipment, net				$4,148,730	$5,131,773

Construction in progress is generally comprised of internal tooling in process.

For the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $358,024 and $361,077, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $1,103,783 and $1,126,773, respectively.

4.  Assets Held for Sale

In January 2016, the Company entered into a Purchase and Sale Agreement with a buyer (collectively the “Parties”) to sell two unoccupied buildings, with a total of approximately 52,000 square feet, and land, at its Fitchburg, Massachusetts campus. As a result, the Company classified the property as Assets Held for Sale with a carrying value of $688,750,  which approximated the fair value less the expected cost to sell.

On August 6, 2019, the Company closed on the sale of the property and received proceeds of $663,334 which is net of selling costs incurred.

5.  Debt

The following table sets forth the items which comprise debt for the Company:

	September 30,	December 31,
	2019	2018
Revolving line of credit	$1,162,145	$2,025,592

Total term notes payable, net of issuance costs	$3,654,813	$3,946,878
Less current portion, net	389,420	389,420
Term notes payable, non-current, net	3,265,393	3,557,458

Subordinated notes payable, non-current, net	467,167	—
Total long term debt, net	3,732,560	3,557,458

Total short and long term debt, net	$5,284,125	$5,972,470

Availability to borrow under the Revolver is based on conditions defined in the credit agreement and amounts to $1,013,270, at September 30, 2019. The interest rate at September 30, 2019 was 5.36%.

The interest rate on the Term Notes at September 30, 2019 was 5.61%.

Subordinated promissory notes

In June 2019, the Company initiated a private offering to raise up to $500,000 through the sale of subordinated promissory notes (the “Notes”).  The subscription for $500,000 was completed on July 5, 2019. The Notes bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum from the date of issuance. Interest only is payable in cash on a quarterly basis.  The Notes mature on June 28, 2022.  Each investor entered into a Subordination Agreement providing that the indebtedness pursuant to the Notes shall be subordinated to all indebtedness of the Company pursuant to its existing credit agreement with Rockland Trust Company.

For every $50,000 in principal invested in the notes, each investor received a warrant to purchase 10,000 shares of common stock (collectively, the “Warrants”, see Note 8).  The Warrants are exercisable at an exercise price equal to $2.90 per share, namely, the average closing market price of the Company’s common stock on the fifteen days prior to the date of the Warrant, plus 12%. The Warrants contain standard provisions relating to anti-dilution adjustments for stock splits and recapitalizations.  The Warrants also provide the investors with standard piggy-back registration rights in the event the Company files a registration statement (other than a registration statement on Form S-4 or S-8) to register the shares of common stock subject to standard limitations in the discretion of any underwriter.

In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis.  As a result, the Company allocated $464,182 to the notes and $35,818 to the warrants.  The total discount on the notes is being recognized as non-cash interest expense over the term of the notes.  As of September 30, 2019, non-cash interest expense in the amount of $2,985 was recorded as amortization of the discount.

Related parties participated in the private offering as follows:

Jason Chambers, Director	$50,000
Rodd Friedman, Director	$100,000
Andrei Soran, Director	$50,000

6.  Income Taxes

As of September 30, 2019, the Company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets, except for its AMT Credit carryforward, which is treated as a refundable attribute under the new tax law.

At September 30, 2019, the Company has federal and state net operating loss carryforwards totaling $11,300,000 and $12,195,000, respectively, which begin to expire in 2031. The Company also has federal and state tax credit carryovers of $306,000 and $278,000 respectively. The federal and state tax credits begin to expire in 2027 and 2019, respectively.

7.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Off-balance sheet arrangements

Lease expense under all operating leases for the three months ended September 30, 2019 and 2018 was $4,713 and $6,056 respectively, and for the nine months ended September 30, 2019 and 2018, was $15,900 and $17,977 respectively.  The underlying lease is not being capitalized under ASC 842, Leases, as management has determined it is not material.

8.  Shareholders’ Equity

Stock options and share-based incentive plans

The following table sets forth the stock option transactions for the year ended September 30, 2019:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2018	393,500	$4.89	7.22	$960
Granted	45,000	2.50
Forfeited	(48,337)	4.06
Expired	(55,664)	5.68
Outstanding at September 30, 2019	334,499	$4.56	6.94	$—
Exercisable at September 30, 2019	149,823	$6.02	4.33	$—
Exercisable at December 31, 2018	182,164	$6.09	4.81	$960

For the three months ended September 30, 2019 and 2018, share based compensation expense related to stock options amounted to $11,318 and $7,729, respectively.  For the nine months ended September 30, 2019 and 2018, those amounts were $56,662 and $30,910 respectively.  Share based compensation is included in general and administrative expenses.

For the three months ended September 30, 2019, 37,500 options were granted,  none were exercised and none were forfeited.    For the three months ended September 30, 2018, no options were granted, none were exercised and none were forfeited.    For the nine months ended September 30, 2018, 90,000 options were granted with a fair value of $0.50 per share, no options were exercised and 2,000 options were forfeited.

Unrecognized stock based compensation expense related to stock options as of September 30, 2019 was $108,571 which is expected to be recognized over a period of 2.7 years.

In March 2019, the Company issued 15,000 restricted stock units with a fair value of $3.20 per share which vest on the one year anniversary of the grant.    In September 2019, the Company issued 6,667 restricted stock units with a fair value of $2.25 per share and which vest one year from the date of grant.  For the three months ended September 30, 2019 and 2018, share based compensation expense related to restricted stock units amounted to $12,932 and $0, respectively. For the nine months ended September 30, 2019 and 2018, share based compensation expense related to restricted stock units amounted to $27,450 and $0, respectively.

 Unrecognized stock based compensation related to restricted stock units as of September 30, 2019 was $35,551,  which is expected to be recognized over a period of 0.65 years.

2019 Equity Incentive Plan

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

Warrants

On June 28, 2019, 90,000 warrants were issued with an exercise price of $2.90 in conjunction with the Company’s subordinated notes payable offering.  On July 5, 2019, 10,000 warrants were issued with an exercise price of $2.90.  The warrants are exercisable upon issuance for three years.  90,000 warrants expire in June 2022 and 10,000 warrants expire in July 2022.

Common Stock

For the three months ended September 30, 2019, the Company issued 12,173 shares of the Company’s common stock, with a fair value of $28,000 for director fees in lieu of cash payments.  For the three months ended September 30, 2018, the Company issued 5,744 shares of the Company’s common stock, with a fair value of $19,875 for director fees in lieu of cash payments.  For the nine months ended September 30, 2019, the Company issued 34,354 shares of the Company’s common stock, with a fair value of $84,000 for director fees in lieu of cash payments.  For the nine months ended September 30, 2018, the Company issued 16,647 shares of the Company’s common stock, with a fair value of $59,625 for director fees in lieu of cash payments.

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

The Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the current liquidity position, including $503 of cash as of September 30, 2019 and approximately $1,000,000 of borrowing capacity on its revolving line of credit with Rockland Trust (the “Revolver”).  Management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders from existing customers, its ability to close new and expanded business, its implementation of production efficiencies, and to improve overall financial performance.  In addition, the Company has amended its bank debt agreement to eliminate its debt service coverage covenant for the three months ended September 30, 2019.

Based on management’s analysis, the Company believes that cash flows from its operations, together with its existing working capital, booked orders, expense management, and availability on its Revolver will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the financial statements issuance date.  However, there can be no assurance that the Company will be able to do so.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's statements of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.1	85.3	87.9	84.8
Gross profit	11.9	14.7	12.1	15.2
Selling and marketing	3.9	3.8	3.5	3.8
General and administrative	16.2	10.2	16.4	10.6
Research and development	0.6	0.5	0.6	0.5
Other expense	2.9	1.8	2.4	1.7
Loss before income tax provision (benefit)	(11.7)	(1.6)	(10.8)	(1.4)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	(11.7)%	(1.6)%	(10.8)%	(1.4)%

Net Sales

Net sales	2019	2018	$ Change	% Change
Three months ended September 30,	$4,331,280	$5,001,660	$(670,380)	(13.4)%

Net sales	2019	2018	$ Change	% Change
Nine months ended September 30,	$13,909,101	$15,441,134	$(1,532,033)	(9.9)%

The decrease in consolidated net sales for the three months ended September 30, 2019 versus the prior year period was due primarily to a decrease in net sales of sensors, and lesser decreases for thermoplastic injection molding and tooling.

The decrease in consolidated net sales for the nine months ended September 30, 2019 versus the prior year period was due primarily to a decrease in net sales of sensors and lesser decreases for machined components and thermoplastic injection molding, partially offset by increased tooling sales.

Gross Profit

Gross profit	2019	2018	$ Change	% Change
Three months ended September 30,	$517,398	$735,024	$(217,626)	(29.6)%
As a percentage of sales	11.9%	14.7%

Gross profit	2019	2018	$ Change	% Change
Nine months ended September 30,	$1,681,671	$2,344,204	$(662,533)	(28.3)%
As a percentage of sales	12.1%	15.2%

The decrease in consolidated gross profit for the three months ended September 30, 2019 versus the prior year period was due primarily to decreased  gross profits for sensors and lesser decreases for thermoplastic injection molding and tooling.

Gross profit expressed as a percentage of sales from sensors and thermoplastic injection molding decreased by 38% and 6.6%, respectively.  Gross profit as a percentage of sales from machined components increased by 68%.

The decrease in consolidated gross profit for the nine months ended September 30, 2019 versus the prior year period was due to decreased gross profits for sensors and for machined components.

Gross profit expressed as a percentage of sales from machined components decreased 48%.  Gross profit as a percentage of sales from sensors decreased by 29%.

Selling and Marketing

The Company's consolidated selling and marketing expenses amounted to $170,065  (3.9% of net sales) for the three months ended September 30, 2019 as compared to $189,031  (3.8% of net sales) for the three months ended September 30, 2018, a cost decrease of 10.0%.  For the three months ended September 30, 2019, the decrease was primarily due to lower marketing and consulting costs. Compensation was also lower due to the departure of a salesperson in the first quarter 2019.

The Company's consolidated selling and marketing expenses amounted to $486,450 (3.5% of net sales) for the nine months ended September 30, 2019 as compared to $583,606 (3.8% of net sales) for the nine months ended September 30, 2018, a decrease of 16.6%.  This decrease was primarily due to lower marketing and consulting costs. Compensation was also lower due to the departure of a salesperson in the first quarter 2019.

General and Administrative

The Company's consolidated general and administrative expenses was $700,622  (16.2% of net sales) for the three months ended September 30, 2019 as compared to $509,179  (10.2% of net sales) for the three months ended September 30, 2018, an increase of $191,443, or 37.6%.

The increase in general and administrative expenses for the three months ended September 30, 2019 when compared to the same period in 2018 is due primarily to costs incurred associated with management and personnel restructuring and professional fees.

The Company's consolidated general and administrative expenses was $2,283,562 (16.4% of net sales) for the nine months ended September 30, 2019 as compared to $1,642,305 (10.6% of net sales) for the nine months ended September 30, 2018, an increase of $641,257, or 39%.

The increase in general and administrative expenses for the nine months ended September 30, 2019 when compared to the same period in 2018 is due primarily to costs incurred associated with management and personnel restructuring, the recording of severance pay for the outgoing COO, consulting services, and professional fees.

Research and Development

The Company's consolidated research and development expenses were level for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, at $26,578 and $25,372, respectively.

The Company's consolidated research and development expenses were level for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, at $80,357 and $80,094, respectively.

Other Expense, net

Other expense, net increased to $127,110 for the three months ended September 30, 2019, as compared to $88,613, for the three months ended September 30, 2018, an increase of $38,497.  The increase in other expense, net was due to an  $8,336 increase in interest expense,  $12,000 received in 2018 in extension fees related to the sale of the buildings, and other miscellaneous costs, net of a gain on the sale of fully depreciated fixed assets.

Other expense, net increased to $328,010 for the nine months ended September 30, 2019, as compared to $261,334, for the nine months ended September 30, 2018, an increase of $66,677.  The increase in other expense, net was due to a $38,085 increase in interest expense, $32,000 received in 2018 in extension fees related to the sale of the buildings, and other miscellaneous costs, net of a gain on the sale of fully depreciated fixed assets

Income Tax Provision

The tax provisions for the three months and nine months ended September 30, 2019 and 2018 attributable to the U.S. federal and state income taxes are $0. The Company’s combined federal and state effective income tax rate for the three months and nine months ended September 30, 2019 and 2018 of 0% is due to deferred tax assets being nearly fully reserved for with a valuation allowance.

Earnings (Loss) Per Share

Consolidated basic and diluted loss per share for the three months ended September 30, 2019 was $0.18 per share as compared to a loss per share of $0.03 for the same period in 2018, an increase in loss per share of $0.15. The increase in loss per share for the three months ended September 30, 2019, is due in part to decreased net sales of $670,380, decreased gross profit of $217,626 and an increase of $173,683 in operating expenses.

Consolidated basic and diluted loss per share for the nine months ended September 30, 2019 was $0.52 per share as compared to a loss per share of $0.08 for the same period in 2018, an increase in loss per share of $0.44.  The increase in loss per share for the nine months ended September 30, 2019, is due in part to decreased net sales of $1,532,033, decreased gross profit of $662,533 and an increase of $544,362 in operating expenses.

Off-Balance Sheet Arrangements

Lease expense under all operating leases for the three months ended September 30, 2019 and 2018 was $4,713 and $6,056,   respectively.  Lease expense for the nine months ended September 30, 2019 and 2018 was $15,900 and $17,977, respectively.

Liquidity and Capital Resources

Working capital was $2,325,095 as of September 30, 2019, as compared to $2,455,498 at December 31, 2018, a decrease of $130,403.  The decrease in working capital is due primarily to inventory reductions partially offset by decreases in the Revolver, accounts payable, and contract liabilities.

Trade accounts receivable, net of allowance for doubtful accounts, were $2,379,496 and $2,325,804 at September 30, 2019 and December 31, 2018, respectively, an increase of $53,692.

Inventories decreased by $1,045,674 from December 31, 2018 to $2,639,385 as of September 30, 2019 due to the reduction of tooling in process related to tooling sales and ongoing efforts to reduce inventory levels.

Accounts payable decreased from December 31, 2018 to September 30, 2019 by $588,531,  partially offset by a $320,092 increase in accrued expenses.    The increase in accrued expenses and other current liabilities was primarily due  to a severance arrangement with the former Chief Operating Officer of the Company, incentive compensation accruals, and increased accrued commissions for new programs including amounts for new outside sales representatives. Contract liabilities decreased by $536,079 due to the revenue recognition of several closed tooling projects.

Capital equipment expenditures of $161,928 for the nine months ended September 30, 2019 were primarily for robotic automation in custom molding.

At September 30, 2019 the Company’s total debt was $5,284,125 as compared to $5,972,470 at December 31, 2018, a decrease of $688,345.  The decrease in total debt is due to payments made on the Revolver and on Term Notes, offset by $500,000 in proceeds from the issuance of subordinated notes issued in July 2019.

Amounts available to borrow under the Revolver are $1,013,270 at September 30, 2019.

No dividends were declared or paid in the three and nine months ended September 30, 2019 and 2018.

The Company believes that cash flows from its operations, together with its existing working capital, booked orders, expense management, and its Revolver, will be sufficient to fund operations at current levels and repay debt obligations over the next twelve months from the date these financial statements were issued. However, there can be no assurance that the Company will be able to do so.

Summary of Changes in Cash Position

As of September 30, 2019, the Company had cash on hand of $503, as the Company’s cash is swept daily against the Revolver in accordance with the Company’s credit agreement.  For the nine months ended September 30, 2019,  cash provided by operating activities was $171,084.  Net cash provided by investing activities for the nine months ended September 30, 2019 was $534,008. Net cash used in financing activities for the nine months ended September 30, 2019 was $706,304. The net cash flows for the nine months ended September 30, 2019 are discussed in further detail below.

Operating Cash Flows

For the nine months ended September 30, 2019, net cash provided by operating activities was $171,084,  primarily the result of the net loss, decreases in accounts payable and contract liabilities offset by cash provided from decreases in inventory and by increases in accrued expenses and other current liabilities as well as non-cash addbacks, primarily depreciation and amortization.

Investing Cash Flows

For the nine months ended September 30, 2019, net cash provided by investing activities was $534,008.  Proceeds from the sale of vacant buildings plus some fully depreciated equipment provided $695,936, offset by $161,928 in cash used for capital expenditures, primarily internal tooling and robotic automation for custom molding.

Financing Cash Flows

For the nine months ended September 30, 2019, net cash used by financing activities was $706,304 consisting of Revolver and term note repayments of $1,206,304, offset by $500,000 received from the issuance of subordinated notes payable.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2019, the Company granted, in the aggregate, 12,173 shares of Common Stock (the “Stock Grants”) pursuant to the Company’s 2019 Equity Incentive Plan to the members of the Board of Directors for the payment of their directors fees in the amount of approximately $28,000.  The Stock Grants were granted to the members of the Board of Directors, who are each “accredited investors” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

Item 6. Exhibit Index

Exhibit Number	Description of Exhibit	Page
4.1	Form of Subordinated Note (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2019.)
4.2	Form of Subordination Agreement (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2019).
4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2019.)
10.1**	Second Amendment and Consent to Credit Agreement dated as of August 6, 2019 by and among Micron Products, Inc. (as Borrower), the Company (as Guarantor) and Rockland Trust Company.	X-1
10.2**	Third Amendment and Consent to Credit Agreement dated as of August 13, 2019 by and among Micron Products, Inc. (as Borrower), the Company (as Guarantor) and Rockland Trust Company.	X-2
10.3*

Employment Agreement dated July 15, 2019 between the Company and Wayne Coll (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on July 17, 2019.)

X-3
31.1**	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-4
31.2**	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)	X-5
32.1**	Certification of the CEO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-6
32.2**	Certification of the CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X-7
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
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

MICRON SOLUTIONS, INC.

November 14, 2019	By: /s/ William J. Laursen
William J. Laursen
President and Chief Officer
(principal executive officer)
November 14, 2019	By: /s/ Wayne Coll
Wayne Coll
Chief Financial Officer
(principal financial and accounting officer)