Form 10-K
period 2019-12-31
MICRON SOLUTIONS INC /DE/
filed 2020-03-30
CIK 819689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

________________________________________________

FORM 10-K

________________________________________________

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

(Registrant's telephone number)

________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

SES

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	MICR	NYSE AMERICAN

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,063,813.

On March 30, 2020, there were 2,906,609 shares of the registrant's common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None

Micron Solutions, Inc. and Subsidiary

Micron Solutions®, Micron Products® and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Micron Solutions, Inc. and/or Micron Products, Inc..  Other trademarks and trade names referred to in this annual report on Form 10-K are the property of their respective owners.

PART I

Item 1. BUSINESS

Overview

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions”), through its wholly-owned Massachusetts operating subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”) that produces medical device,  military, and automotive components and assemblies requiring precision machining and custom injection molding.

Micron provides design, engineering, quality and regulatory expertise across the Company’s three product lines, machining, thermoplastic injection molding and sensors, with fulfillment systems using proprietary manufacturing processes to enable the Company’s customers to be competitive. The Company competes globally, with approximately 37% of its revenue derived from exports.

Contract Manufacturing

Machining

The Company is a contract manufacturer of machined components, primarily for original equipment manufacturers (OEMs) in the medical device industry as well as the defense industry.  The Company machines components for implants and instruments for medical devices including large joint replacements, wrist plates, rib fixation plates, and screws. Specialized components used in Total Knee Arthroscopy including femoral surface replacements, tibia trays, ultra-high-molecular-weight polyethylene (“UHMWPE”) inserts, trials and instrumentation as well as hip stems and fixation plates used in rib and wrist fractures are fabricated, machined and polished, heat treated and passivated at Micron.  The manufacturing process includes computer aided design ("CAD"), computer-aided manufacturing (“CAM”), and computer numerical controlled ("CNC") machining.  The Company deploys the latest technologies in computer-aided design, computer aided manufacturing (CAD/CAM) methodology, and up to 11-axis CNC vertical milling, mill-turning and wire electrical discharge machining (“EDM”).   Additional capabilities include laser marking, automated polishing, passivation, and coatings.  The Company also offers contract inspection and packaging in its own clean room facilities.

Thermoplastic Injection Molding

The Company's custom thermoplastic injection molding services meet the needs of customers who require very high quality parts, clean room molding, in-cycle vision inspection, assembly and packaging to tight tolerances using engineered materials. The Company adds value with highly repeatable and reliable manufacturing with ongoing innovations for cost improvements.

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

Other value added services include pad printing, ultrasonic welding, stamping, laser marking, clean room molding, clean room assembly, specialty coatings, plastic machining, and high-precision optical and CMM metrology.

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

During the year ended December 31, 2019, the Company had net sales to two customers constituting 18% and 10% of total net sales. During the year ended December 31, 2018,  the Company had net sales to three customers constituting 18%, 12% and 10%, respectively, of total net sales.

During the year ended December 31, 2019 approximately 69% of the Company’s net sales were to customers in the medical device industry.  During the year ended December 31, 2018, medical device net sales were approximately 75% of total net sales. The Company also had net sales to customers in the automotive, industrial, consumer products, and military and law enforcement industries.

The Company competes globally, with approximately 37% of its revenue derived from exports in 2019.  While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.   The Company has agreements with certain foreign customers to hold inventory at customer locations where title transfers and revenue is recognized when the product is consumed by the customer.  Accounts receivable insurance is used where available and appropriate to reduce risk in these markets.

The extent of the impact of COVID-19 on our customers, we believe, will depend largely on future developments, including new information that may emerge concerning the severity and actions taken to contain or prevent further spread both within the United States and globally.

Marketing and Competition

The Company's U.S. based contract manufacturing capabilities are offered globally to the medical, defense and automotive markets. Core competencies include, FDA, ITAR PPAP, ATF compliance, speed to market for high precision, tight tolerance injection molded parts, molding tools, CNC machining, assembly service and specialty packaging. The Company develops long-term value-based relationships based upon highly personalized interactions with our clients. The Company utilize a proprietary process for new product launches for complex engineered products. Many of these products require specialty material, such as engineered resins, exotic metals, secondary coatings and polishing processes, complex automation and metrology equipment. The Company has an experienced engineering and technical team that leverages decades of process knowledge and lean manufacturing principles. To remain competitive, the Company continuously invests in training and education for its workforce, in automation and specialty software for enterprise resource planning and in quality systems management.

The Company's sales force is comprised of direct sales and independent sales representatives. As part of a total marketing and sales strategy the Company continually invests in website enhancements, social media campaigns and software tools together with a variety of internet marketing and lead generation programs.

The Company competes primarily against one other manufacturer in the sensors market and against a multitude of contract manufacturers for its other product lines.

Manufacturing and Suppliers

The Company has registered its facilities with the U.S. Food and Drug Administration ("FDA") and has an ITAR registration with the U.S. State Department.  It is ISO 13485:2003 registered and compliant to 21CFR part 820.  The Company is also a licensed ATF manufacturer with the Bureau of Alcohol, Tobacco, Firearms and Explosives.  Injection molding capabilities  include ISO class 7 clean room manufacturing. Machining, mold making and tooling capabilities include up to 11 axis CNC machining, wire electrical discharge machining ("EDM"), milling, turning, grinding, polishing, cleaning, passivation, assembly and packaging. Surface coating capabilities include electroless and electrolytic silver plating.  A skilled employee base provides expertise in engineering, complex manufacturing, materials, process control, quality and automation.

The Company uses commodity raw materials as the basis for its value-added manufacturing operations. Many of these commodities are widely available from multiple sources. The Company monitors the supply chain for commodity materials to manage availability in case of breaks in the global supply chain.

Due to the outbreak of the COVID-19 virus, we are closely watching lead times and availability of material, especially those materials that our suppliers purchase from outside the United States.

Patents and Proprietary Technology

The Company develops and utilizes proprietary manufacturing processes to establish and maintain a competitive advantage. With internal engineering, mold making, automation and manufacturing expertise, the Company has developed specialized processes throughout the product development and product manufacturing cycle.  In July 2018, the Company was awarded a U.S. Patent for an invention which improves the high-low pressure system in 40MM M212 casing used in military, law enforcement and other markets.  Under a multi-year exclusive supply agreement with a Company’s customer, the patent rights and obligations are shared equally.

Government Regulation

The Company's operations are subject to government regulations which establish compliance standards.  The FDA and the European Union equivalent ("CE Mark") promulgate quality systems requirements under which a medical device is to be developed, validated and manufactured. The DOD, Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) and the State Department impose regulations on the production and transfer of certain goods and technical data.  The development or manufacture of such products must be managed in accordance with applicable regulatory requirements and special controls required by customers. The Company's manufacturing facilities are subject to periodic inspections by the FDA and other agencies to determine compliance with regulations and other requirements.

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

Employees

As of December 31, 2019, the Company had a total of 86 employees, of which 82 were full time employees.

Available Information

The Company was originally incorporated under the name Arrhythmia Research Technology, Inc. under the laws of the State of Louisiana in 1981 and reincorporated under the laws of the State of Delaware in 1987. The Company makes available through its website the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing with the SEC. The Company’s website address is http://www.micronsolutionsinc.com. Information on the Company's website is not part of this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. PROPERTIES

The manufacturing facilities and offices of the Company are located in two buildings in an industrial area in Fitchburg, Massachusetts. The first building consists of approximately 22,000 square feet on six stories. The second building is over 94,000 square feet.  The property on which the two buildings are situated is subject of a mortgage in favor of the Company’s asset based lender entered into in December 2017.  See Note 7 to the consolidated financial statements.  The Company believes its current facilities are sufficient to meet current and future production needs.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock has been listed on the NYSE American since 1992 and currently trades under the ticker symbol MICR.  On March 16, 2020, the Company notified the NYSE American of its intent to delist from the NYSE American.  On March 26, 2020, the Company filed a Form 25 with the SEC seeking to voluntarily delist from the NYSE American and anticipates that it will be delisted from the NYSE American on or about April 6, 2020 and begin trading on the OTCQB under the symbol “MICR”.

Holders

As of March 11, 2020, the number of record holders of the Company's common stock was 180.

Item 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Any forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “intend,” “plans,” “predict,” or “will”. Although the Company believes that expectations are based on reasonable assumptions, management can give no assurance that the expectations will materialize.  Many factors could cause actual results to differ materially from the Company’s forward-looking statements.  These factors include the following, among other matters:  the Company's ability to obtain and retain order volumes from customers who represent high proportions of revenue; the Company's ability to maintain the pricing model, offset higher costs with price increases and/or decrease the cost of sales; the variability of customer delivery requirements and the ability of the Company to anticipate and respond thereto; the level of sales of higher margin products and services and the Company's ability to increase such sales; volatility in commodity and energy prices; the Company's level of debt and provisions in its credit agreement which could limit the Company's ability to react to changes in the economy or its industry; the Company's ability to comply with the financial and other covenants contained in its credit agreement, including as a result of events beyond its control, which could result in an event of default; the Company’s reliance on revenue from exports and the impact on the Company’s financial results due to economic uncertainty and disruption including, but not limited to, recent events concerning COVID-19, changes in trade policy and tariffs, tax laws and regulations, or downturns in foreign and domestic markets; and continued availability of supplies or materials used in manufacturing at competitive prices.  The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the net sales represented by certain items reflected in the Company's consolidated statements of operations.

	Year Ended
	December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	89.9	88.1
Gross profit	10.1	11.9
Selling and marketing	3.6	3.7
General and administrative	15.8	11.5
Research and development	0.5	0.5
Other expense	2.4	1.7
Loss before income tax provision (benefit)	(12.2)	(5.5)
Income tax provision (benefit)	—	—
Net income (loss)	(12.2)%	(5.5)%

Net Sales

Net sales	2019	2018	$ Change	% Change
Twelve months ended December 31,	$17,499,364	$19,564,981	$(2,065,617)	(10.6)%

The decrease in consolidated net sales for 2019 versus 2018 was due primarily to decreased net sales of sensors and thermoplastic injection molding (“injection molding”) partly offset by increases in net sales of tooling and of machined components.

Net sales of sensors decreased approximately 21.7% for the year ended December 31, 2019, as compared to the prior year, primarily due to decreased sales to three customers.

Net sales of injection molding declined approximately 10.3% for the year ended December 31, 2019, as compared to the prior year, largely due to decreases in sales to two medical device customers and a decrease in sales to an automotive parts customer.  The medical device declines were the result of decreased product demand.

Net sales of machining components increased by 7.7% for the year ended December 31, 2019, as compared to the prior year, primarily due to increased sales of military parts, partially offset by a decrease in medical parts sales for one customer for whom there was unusually high volume in 2018 related to relocation logistics.

 Net sales of tooling increased 95.7% for the year ended December 31, 2019, as compared to the prior year, due to the completion of more major tooling projects in 2019 than in 2018.

Gross Profit

Gross profit	2019	2018	$ Change	% Change
Twelve months ended December 31,	$1,761,895	$2,323,692	$(561,797)	(24.2)%
As a percentage of sales	10.1%	11.9%

The decrease in consolidated gross profit for the year ended December 31, 2019 versus 2018 was primarily due to the $2.065M overall sales decrease.  Gross profit margins declined slightly for sensors, injection molding, and machining and increased significantly for tooling. The margin decrease was primarily due to product mix for machining and primarily due to a decline in absorbed overhead, related to the decline in sales, for both sensors and custom molding.

Selling and Marketing

The Company's consolidated selling and marketing expenses decreased to $636,170 (3.6% of net sales) in 2019 from $730,863 (3.7% of net sales) in 2018, a 13% decrease of $94,692.  For the year ended December 31, 2019, the decrease was primarily due to decreased trade show presence and sales prospecting services.  Outside sales representatives have replaced these activities as a  means of sourcing new business.

General and Administrative Expenses

The Company's consolidated general and administrative expenses increased to $2,760,786  (15.8% of net sales) in 2019 compared to $2,243,595 (11.5% of net sales) in 2018, a  23% increase of $517,192 year over year.  Approximately $200,000 of the increase relates to new management team salaries, including a new position of Vice President of Operations.  An additional $130,000 was for severance related costs.  Additional general and administrative expense increases include costs of financial consulting, legal costs related to the sale of two buildings, SEC matters, and increased stock compensation costs.

Research and Development

The Company's consolidated research and development expenses decreased to $80,357 (0.5% of net sales) in 2019 from $106,814 (0.5% of net sales) in 2018,  a decrease of $26,457, or 25.8%, due to organizational restructuring.

Other Income (Expense)

Other expense, net, was $425,718 in 2019 compared to $338,559 in 2018, an increase of $87,161.  Interest expense was $431,544 in 2019 compared to $391,437 in 2018, an increase of $40,107.  Interest expense on subordinated promissory notes, issued in July 2019, was $25,206.  Interest expense on the Revolving Line of Credit (“Revolver”) increased $22,085 and interest expense for the Company’s term loans decreased $11,456.  Deferred Financing amortization costs were $67,723 in 2019 compared to $62,120 in 2018, an increase of $5,602.  Other income was $22,500 in 2019 compared to $45,991 in 2018, the decrease primarily due to the elimination of fees collected for the costs of maintenance on two buildings that were sold during 2019.

Income Tax Provision

The tax provisions for the years ended December 31, 2019 and 2018 are attributable to the U.S. federal and state income taxes. The Company’s combined federal and state effective income tax rate was 0% in 2019 and 2018 due to the impact of deferred tax assets reserved for with a valuation allowance.

Earnings Per Share

Consolidated basic and diluted loss per share for the year ended December 31, 2019 was $0.74 per share compared with a loss per share of $0.39 per share for the year ended December 31, 2018, an increase in loss per share of $0.35.  The change in loss per share for the year ended December 31, 2019, is due largely to the sales decrease of $2,065,617 and a $517,192 increase in general and administrative expenses as compared to the prior year period.

Commitments and Contingencies

No lease assets or liabilities have been recognized under ASC 842 in these financial statements as management has determined the individual leases to be immaterial.  Lease expense under all operating leases was $20,613 and $24,033 for the years ended December 31, 2019 and 2018, respectively.  Future minimum lease payments for the years ending December 31 are as follows:

2020	$18,851
2021	$10,996

Liquidity and Capital Resources

Working capital was a deficit position of $1,182,868 at December 31, 2019 compared to a positive working capital of $2,455,498 at December 31, 2018, a decrease of $3,638,366.  The decrease is primarily due to reclassification of approximately $3,100.000 of term notes payable from long-term to current liabilities, a $1,216,411 decrease in inventory, a $688,750 decrease due to the 2019 sale of two buildings classified as held-for-sale, a $173,550 decrease in accounts receivable and a $131,026 decrease in pre-paid expenses,  partially offset by a $751,293 decrease in the Revolver, a $555,329 decrease in contract liabilities, and a $371,833 decrease in accounts payable.

Cash on hand was $503 and $1,715  at December 31, 2019 and 2018, respectively.  Cash on hand is kept low due to the Company’s credit agreement providing that deposits be swept daily against the revolver.

Trade accounts receivable, net of allowance for doubtful accounts were $2,152,254 and $2,325,804 at December 31, 2019 and December 31, 2018, respectively, a decrease of $173,550.  The decrease is primarily due to lower sales in the fourth quarter of 2019 when compared to the fourth quarter of 2018.

Inventories were $2,468,648 at December 31, 2019 as compared to $3,685,059 at December 31, 2018,  a decrease of $1,216,411 due largely to a decrease in work-in-process inventory related to closed tooling projects, overall decreased sales, and procedures implemented to tighten inventory levels.

Accounts payable decreased by $359,230 for the year ended December 31, 2019 as compared to December 31, 2018, primarily due to reductions in inventory purchases with the decrease in sales.  Accrued expenses and other current liabilities decreased $83,367 primarily related to compensation related accruals.  Contract liabilities decreased $555,530 due to the closing of several tooling projects.

Capital equipment expenditures were $169,131 in 2019 as compared to $801,884 in 2018. 2019 capital purchases were primarily for manufacturing robotics, automated quality systems, and Company-owned sensors tooling.  2018 capital purchases were primarily for replacement equipment, robotics upgrades and new equipment for machining operations.

On December 29, 2017, the Company entered into a three-year $9,500,000 credit agreement (the “Credit Agreement”) with  Rockland Trust Company, replacing the credit facility and forbearance agreement with the Company’s previous lender.  The Credit Agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term loan of $2.5 million (“Equipment Loan”) and a real estate term loan of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan” the “Term Loans”).

At December 31, 2019, the Company’s total debt, net of debt issuance costs, was $5,301,909 as compared to  $5,972,470 at December 31, 2018, a decrease of $670,561 or 11.2%.  The total outstanding debt at December 31, 2019 and 2018 was comprised of outstanding principal amounts of $3,557,458 and $3,946,878 of Term Loans, net of debt issuances costs, respectively, and $1,274,299 and $2,025,592 due on the Revolver, respectively.  Approximately $3,100,000 of long-term notes payable converted to short-term with balloon payments due and payable in full upon maturity on December 29, 2020.

Additionally, the Company entered into subordinated debt agreements in July 2019, receiving proceeds in the amount of $500,000.    See Note 6 to the consolidated financial statements.

No dividends were declared or paid in 2019 or 2018.

Cash flows from operations, together with existing working capital, booked orders, expense management, the Revolver and alternative financing options, which may include a sale/leaseback of certain real estate and equipment, or the sale of other assets, will be sufficient to fund operations at current and projected levels and to repay debt obligations over the next twelve months. However, there can be no assurance that the Company will be able to do so.

Summary of Changes in Cash Position

At December 31, 2019, the Company had cash on hand of $503, a decrease of $1,212 from December 31, 2018. The Company’s credit agreement provides for daily sweeps of cash on hand against the revolver.   Net cash provided by operating activities in 2019 totaled $180,419. Net cash provided by investing activities in 2019 was $526,805, primarily the result of the sale of two buildings. Net cash used in financing activities in 2019 totaled $708,436. The net cash flows for the year ended December 31, 2019 are discussed in further detail below.

Operating Cash Flows

Net cash provided by operating activities in 2019 was $180,419, a result of the net loss, changes in working capital components and non-cash add-backs, primarily depreciation and amortization.  Net cash provided by operating activities in 2018 was $505,803.  The decrease from year to year was primarily attributable to the increased net loss.

Investing Cash Flows

Net cash provided by investing activities in 2019 was $526,805.  $169,131 was spent on capital equipment investments, including robotics, automated quality systems and sensors tooling.  Proceeds of $663,334 were received upon the sale of two buildings.  Net cash used in investing activities in 2018 was $796,185, primarily for capital expenditures of machining operations equipment and sensors molding tools.

Financing Cash Flows

Net cash used in financing activities in 2019 was $708,436.  Cash used in financing activities was for $457,143 in payments on term loans and the $673,029 reduction of the Revolver balance, partially offset by $500,000 in proceeds from subordinated notes payable.

COVID-19

On January 30, 2020, the World Health Organization declared that the recent coronavirus disease (“COVID-19”) outbreak was a global health emergency.  On March 11, 2020 the World Health Organization raised the COVID-19 outbreak to pandemic status.  Management is actively monitoring the global situation on its financial condition, liquidity, operations, customers, supplies and workforce and, given the daily evolution of COVID-19 and the global and local responses to curb its spread, the Company is uncertain as to what effects COVID-19 will have on its customers, suppliers, and workforce and the Company’s results of operations, financial condition, or liquidity.

Inflation

The Company believes that inflation in the United States or international markets has not had a significant effect on its results of operations for the fiscal years ended 2019 and 2018.  However, there has been considerable volatility in both energy and commodity prices, particularly the cost of silver.

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

•	Revenue recognition.
•	Inventory valuation; and
•	Deferred tax assets.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-20 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report  the Company's management, with the participation of the Company's principal executive officer and principal financial officer (“the Certifying Officers”), conducted evaluations of the Company's disclosure controls and procedures as defined under Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluations, the Certifying Officers have concluded that as of December 31, 2019, the Company's disclosure controls and procedures were effective.

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

The Company, under the supervision and with the participation of the Certifying Officers, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based upon the framework in Internal Control

Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluations, the Certifying Officers have concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The current directors and executive officers of the Company are as follows:

irector
Name	Age	Title
Jason R. Chambers	42	Director
William J. Laursen	49	President, Chief Executive Officer and Director
Marco F. Benedetti	60	Director
Rodd E. Friedman	53	Director
Robert A. Mello	66	Director
Andrei Soran	60	Chairman of the Board
Wayne M. Coll	56	Chief Financial Officer, Treasurer and Secretary

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.

Jason R. Chambers.  Mr. Chambers has served as a director of the Company since 2006.  He served as Chairman of the Board from July 2016 through May 2019.  Mr. Chambers has served as VP Business Development for DS Services of America, Inc. from January 2020 to present.  Mr. Chambers previously served as President of Mountain Brook Water, a water bottling and distribution company, from 2002 to 2019, and from 2001 to present has served as a consultant assisting The Chambers Medical Foundation, a private foundation (the "Foundation"), in assessing medical grant applications. Mr. Chambers was appointed Trustee of the Foundation in 2011.  Mr. Chambers holds a Bachelor of Science degree from Vanderbilt University School of Engineering and a Masters of Business Administration degree from Owen Graduate School of Management, Vanderbilt University with a concentration in finance and marketing.  Mr. Chambers is a member of Vanderbilt’s School of Engineering Board of Visitors.

Mr. Chambers brings over 15 years of practical business and finance experience as a  president and vice president of growing enterprises, with knowledge of and relationships with the medical community through his non-profit activities.  His advanced degree in business administration and finance experience qualify him to serve on the Company's Audit Committee.

William J. Laursen.    Mr. Laursen has served as the Company’s President, Chief Executive Officer and Director since November 28, 2018.  From January 2012 to November 2018 he was the Executive Vice President, Sales and Strategy of The Coghlin Companies, Inc., a privately held, time to market services company, offering engineering, prototyping and contract manufacturing of complex electro-mechanical and electro-optical devices and equipment for a variety of markets including military and medical devices.  From April 2003 until October 2009, Mr. Laursen served as President and BOA member for M2 America Corp. an engineering and manufacturing firm focused on Optical media manufacturing equipment. Since 2009, Mr. Laursen has also been a principal of MAKS, LLC, a project oriented company that provides strategic planning, business development and systems implementation.

Mr. Laursen brings over 25 years of experience focused on innovation in highly automated manufacturing environments in many industries such as medical devices, instrumentation, plastics, consumables and consumer products as well as experience in contract manufacturing.  His expertise in business development, sales and marketing, strategic development and operations make him well suited to serve as a member of the Board of Directors.  As the only management representative on the Company's Board, Mr. Laursen provides an insider's perspective to the Board about operations and strategy of the Company.

Marco F. Benedetti.  Mr. Benedetti has served as a director since July 2015.  Mr. Benedetti is currently Vice President for Business & Finance and Treasurer of Canisius College, a private college based in western New York with 4,000 full time students and a $100 million annual operating budget. Prior to joining Canisius College in 2013, Mr. Benedetti served nearly ten years at Greatbatch, Inc., a publicly-traded global manufacturer of components for medical devices for a variety of applications. He held a number of senior financial roles there, including Vice President of Finance - Financial Planning and Analysis, Investor Relations and Treasurer. Before that, Mr. Benedetti held senior finance positions at Ashton-Potter, U.S.A. LTD and International Imaging Materials, Inc. Mr. Benedetti is a certified public accountant and began his career at KPMG, LLP. He received a Masters of Business Administration and a Bachelor of Science in Business Administration from the State University of New York at Buffalo.

Mr. Benedetti brings over 30 years of financial and operational experience from medical device manufacturing, technology printing and public auditing. During that time, he built and led global operational, accounting and finance teams, directed strategic planning initiatives, analyzed and supported multiple acquisitions, identified growth and efficiency opportunities, and drove financial results.  His advanced degree in business administration, and finance experience, qualify him to serve as a member of the Company’s Audit Committee.

Rodd E. Friedman.  Mr. Friedman has served as a director of the Company since his appointment on July 21, 2017.  Mr. Friedman is the founder and managing member of REF Securities & Co. (“REF”), a private investment firm.  Mr. Friedman, through REF, has been principally engaged in investing in public and private equities and derivatives since 1991.   Prior to founding REF, Mr. Friedman was employed as an options trader at O’Connor and Associates, a market maker on the American Stock Exchange. Mr. Friedman received a Bachelor of Science in Finance from NYU Stern School of Business.

Mr. Friedman brings a background in finance with over 25 years of experience investing in private and publicly traded companies, including conducting due diligence, analyzing financial statements and assessing strategic options, which qualify him to serve as a director of the Company.

Robert A. Mello. Mr. Mello has served as a director since April 2015. Mr. Mello has served as the Vice President and Chief Operating Officer of Advanced Instruments, Inc., a leading supplier of instrumentation for clinical, pharmaceutical, biotechnology and microbiology laboratories around the world, from July 2013 to December 2018. From April 2000 to July 2013, Mr. Mello was employed as Corporate Vice President of IRIS International, Inc. and President of its IRIS Sample Processing division. Iris International is a leading provider of automated urinalysis instrumentation and bench top centrifuge products for use in major medical institutions, commercial laboratories, clinics, doctors' offices and research institutions. From 1988 to 2000, Mr. Mello was an operations executive with bioMerieux, which designs, manufactures and markets medical instruments and consumables, including from 1996 to 2000 as its Vice President of Operations at their Boston Immunodiagnostics facility and Vice President of Disposables Manufacturing-Clinical Microbiology. Prior to joining bioMerieux, Mr. Mello served as Vice President of Operations for Medical & Scientific Designs, Inc., an in-vitro diagnostics company where he joined the founding team in 1983 and as a Senior Technical Support Engineer at Ortho Diagnostics, Inc., a division of Johnson & Johnson. Mr. Mello is affiliated with the Diagnostics Marketing Association (DXMA), American Management Association (AMA), American Production and Inventory Control Society (APICS), and is certified in Production and Inventory Management (CPIM). He received his Management, B.S. degree from Lesley University, and his Electrical Engineering, ASEE degree from Bristol College.

Mr. Mello brings over 40 years of experience in startup and turn around operations for both small entrepreneurial companies and large public corporations in the medical diagnostics industry including instrumentation and consumables. Throughout his career he has directed all aspects of R&D, marketing, sales, manufacturing, engineering, QA/RA, materials, distribution, finance and facilities management. Mr. Mello has broad M&A experience from due diligence through deal negotiation to successful integration.

Andrei Soran.  Mr. Soran has served as a director of the Company since December 8, 2017.  He was elected to Chairman of the Board at the Company’s May 23, 2019 Annual Meeting.  Mr. Soran served from May 2019 to September 2019 as CEO of Trident USA Health, the largest provider of mobile diagnostic services in Post Acute Care. The company employs Physicians, Nurse Practitioners, Radiology Technicians, and Phlebotomists providing services at the sites where the patients reside.  He served as the CEO of Novaseek Research, Inc. (“Novaseek”), since August 2017.  Novaseek is a provider of cloud-based Clinical Data Network for Research (“CDNR”) services.  Before Novaseek, he served from July, 2016 to July, 2017 as the CEO and from April, 2016 to July, 2016 as the President and Chief Operating Officer of Verity Health Systems, a Redwood City, California multi-facility hospital, and healthcare network.  Mr. Soran previously served from July, 2014 to April, 2016 as COO and Executive VP at Tenet Healthcare Corporation’s (“Tenet”) Detroit Medical Center.  He also served from August, 2013 to June, 2014, as president of Tenet’s, Huron Valley-Sinai Hospital, DMC Surgery Hospital.  Prior to Tenet, from April, 2006 to June, 2013, Mr. Soran served as CEO of Framingham, Massachusetts based MetroWest Medical Center, a Vanguard Health Systems facility.  Vanguard was acquired by Tenet in 2013.  Mr. Soran holds a Bachelor degree in Physical Therapy from Tel Aviv University in Israel and a Master’s degree in Business Administration and Management from Boston University-Metropolitan College.

Mr. Soran brings over 20 years of experience in hospital operations, strategy and long-term planning, with the medical and medical device community, as well as in corporate financial and operational restructuring and private equity, making him well suited to serve as a director of the Company.

Wayne M. Coll.  Mr. Coll has served as the Chief Financial Officer, Treasurer and Principal Accounting and Financial Officer of the Company since July 15, 2019.  Mr. Coll, was engaged from October 2018 to May 2019 as Chief Financial Officer of Keystone Dental, Inc, a privately-held medical device manufacturer. From October 2013 to September 2018, Mr. Coll served as Chief Financial and Operating Officer of Modern Dental Laboratory, USA LLC, a manufacturer of medical devices and the North American unit of the publicly-traded Modern Dental Group Limited (HKEX:3600).  Beginning in November 2011, Mr. Coll served as Chief Financial Officer of Pluromed, Inc. a medical device manufacturer acquired by Genzyme Corporation, where he continued until September 2013. From October 1990 to May 2011 Mr. Coll held a variety of senior financial management roles including Chief Financial Officer at National Dentex Corporation (NASDAQ:NADX).

Mr. Coll has over 30 years of financial management experience focused on the medical device industry. His expertise in public company governance, mergers and acquisitions and strategy development and execution, qualify him to serve as Chief Financial Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of any publicly traded class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the New York Stock Exchange.  Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, by the executive officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2019. All except the following were filed on a timely basis: (i) Wayne M. Coll had one Form 3 filing that was filed tardy, with respect to one transaction. (ii) a late Form 4 was filed for each of Jason R. Chambers, Rodd E. Friedman, and Andrei Soran for warrants issued to such persons or their affiliates on July 5, 2019.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all its employees as well as its principal executive, financial and accounting officers.  The current Code can be found on the Company’s website at http://www.micronsolutionsinc.com/investor-relations/corporate-governance/.  The Company intends to satisfy the disclosure requirements regarding any amendments to or waivers from a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the address set forth above.

Audit Committee:

The Audit Committee is presently composed of three members of the Board: Mr. Marco F. Benedetti (Chairman) Mr. Robert A. Mello and Mr. Jason R. Chambers. The Audit Committee assists the Board of Directors in the oversight of the audit of the Company’s financial statements and the quality and integrity of its accounting, auditing and financial reporting processes.  The Audit Committee also has the responsibility of reviewing the qualifications, independence and performance of the Company’s independent registered public accounting firm and is responsible for the appointment, retention, oversight and, where appropriate, termination of the independent registered public accounting firm.  The Board of Directors has determined that each of the members of the Audit Committee meets the criteria for independence under the applicable listing standards of the NYSE American. The Company’s Board of Directors has determined that the Audit Committee has two members, each independent, who qualify as an “audit committee financial expert,” as defined by the rules adopted by the SEC, namely, Mr. Benedetti and Mr. Mello.

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors and Officers.

Summary Compensation Table

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2019 and 2018, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2019, the Company's Chief Executive Officer, Chief Financial Officer and the Company's most highly compensated executive officers serving as such as of December 31, 2019 whose compensation was in excess of $100,000 (the “Named Executive Officers”).  The dollar amount of Option Awards reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. A more detailed discussion of the assumptions used in the valuation of option awards made in fiscal year 2019 may be found in Note 11 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
William J. Laursen, President & CEO (1)	2019	280,000	—	—	—		—	—	—		280,000
	2018	19,385	12,500	—	87,876	(2)	—	—	—		119,761
Wayne M. Coll, Chief Financial Officer, Treasurer and Secretary (3)	2019	88,461	—	—	39,461	(4)	—	—	—		127,922
Salvatore Emma, Jr., COO (1)	2019	26,922	—	—	—		—	—	123,500	(5)	150,422
Salvatore Emma, Jr., President & CEO (1)	2018	222,032	—	—	29,971	(6)	—	—	—		252,003
Derek T. Welch, Chief Financial Officer, Treasurer and Secretary (3)	2019	56,231	—	—	—		—	—	—		56,231
	2018	159,212	—	—	19,633	(7)	—	—	—		178,845

(1)	Mr. William J. Laursen was appointed President and CEO effective November 29, 2018, replacing Mr. Salvatore Emma, Jr. in that position.
(2)	Amount reflects the grant date fair value of option awards the were approved by the Board of Directors on October 29, 2018, effective November 29, 2018, using a Black-Scholes value of $0.88 per share.
(3)	Mr. Wayne M. Coll was appointed CFO effective July 15, 2019, replacing Mr. Derek T. Welch. in that position.
(4)	Amount reflects the aggregate grant date fair value of option awards for grants made on July 15, 2019, using a Black-Scholes value of $1.32 per share.
(5)	Amount reflects severance costs incurred upon termination of employment for Mr. Salvatore Emma, Jr.
(6)

Amount reflects the aggregate grant date fair value of option awards for grants made on March 23, 2018, using a Black-Scholes value of $0.98 per share and for grants made on October 29, 2018, using a Black-Scholes value of $0.88 per share.  Mr. Emma’s employment with the Company ended February 8, 2019.  Pursuant to the 2010 Equity Incentive Plan, options expired on May 8, 2019.

(7)

Amount reflects the grant date fair value of option awards that were made on March 23, 2018, using a Black-Scholes value of $0.98 per share.  Mr. Welch’s employment with the Company ended April 23, 2019.  Pursuant to a consulting agreement with Mr. Welch, all options expired on December 31, 2019.

Employment Agreements

On October 29, 2018, the Company entered into an employment agreement with Mr. William Laursen pursuant to which Mr. Laursen will serve as the President and Chief Executive Officer of the Company and its wholly owned subsidiary commencing as of November 29, 2018.  Mr. Laursen’s employment agreement provides for an annualized salary of $280,000.  He may qualify for performance bonuses for an amount up to 50% of his base salary.  Upon entering the employment agreement, Mr. Laursen received a signing bonus of options to purchase 100,000 shares of the Company’s common stock, which options shall vest over a four year period, beginning with a 25% vest on the first anniversary of his start date. The vesting of the options also accelerate upon a change in control.  Mr. Laursen also received a $12,500 cash bonus upon joining the Company.  The agreement contains certain change in control provisions providing for payment of salary to Mr. Laursen for up to 18 months.  Mr. Laursen is also subject to certain non-competition and non-solicitation restrictions.

On October 29, 2018, the Company entered into a new employment agreement, effective November 29, 2018, with Mr. Salvatore Emma, Jr. pursuant to which Mr. Emma would serve as the Company’s Chief Operating Officer.  The agreement replaced a prior agreement entered into in December 2016 pursuant to which Mr. Emma was employed as the Company’s President and Chief

Executive Officer.  Mr. Emma’s employment agreement provided for an annualized salary of $200,000 and eligibility for a performance bonus under the Company’s Executive Incentive Plan.  He received options to purchase 5,000 shares of the Company’s common stock, which shares were subject to a one-year vesting period.

On February 8, 2019, Mr. Emma’s employment with the Company terminated.  On February 28, 2019, the Company and Mr. Emma, entered into an Agreement and Release which entitled Mr. Emma to a severance benefit, $1,187.50 per pay period over 24 months or an aggregate of $123,500.  The agreement also included a general release of claims by Mr. Emma and certain confidentiality, non-competition and non-solicitations and innovations provisions.

On December 28, 2016, the Board of Directors entered into an at-will employment agreement with Mr. Derek T. Welch, pursuant to which Mr. Welch was to be continued to be employed as the Chief Financial Officer and Secretary of the Company and its wholly- owned subsidiary, Micron Products, Inc. commencing as of January 1, 2017 and continuing thereafter unless terminated by the Company with or without cause, pursuant to the terms of the agreement.  The agreement replaced a prior two-year agreement entered into in January 2015.  Pursuant to the agreement, Mr. Welch was entitled to a base salary at the annualized rate of $170,000, was eligible for compensation under the Executive Incentive Plan adopted in 2016 and to participate in the Company’s other benefit plans.  The agreement contained certain change in control provisions providing for payment equivalent to two years of base salary at the rate then in effect and confidentiality, non-compete and non-solicitation restrictions.

Mr. Welch resigned from the Company effective April 19, 2019.  Under the terms of a consultant agreement entered into on April 22, 2019 the Company permitted all stock options granted to Mr. Welch during his employment with the Company, whether vested or unvested at the date of separation, to continue to vest and remain exercisable until December 31, 2019.

On July 15, 2019, Mr. Wayne Coll commenced employment with the Company as Chief Financial Officer, Treasurer and Principal Accounting and Financial Officer.  Mr. Coll’s employment agreement provides for an annualized salary of $200,000.  He may qualify for performance bonuses for an amount up to 25% of his base salary.  Upon entering the employment agreement, Mr. Coll received a signing bonus of options to purchase 30,000 shares of the Company’s common stock, which options shall vest over a four year period, beginning with a 25% vest on the first anniversary of the grant date. The vesting of the options also accelerate upon a change in control.  Mr. Coll is also subject to certain non-competition and non-solicitation restrictions.

2019 Equity Incentive Plan

On March 25, 2019, the Company’s Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Equity Plan”) upon the recommendation of the Compensation Committee.  The 2019 Equity Plan was approved by the stockholders at the 2019 Annual Meeting.  The 2019 Equity Plan authorizes the issuance of an aggregate of 500,000 shares.  All non-issued shares of the 2010 Equity Incentive Plan expired upon the adoption of the 2019 Equity Plan, as approved by the stockholders at the 2019 Annual Meeting.  The 2019 Equity Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation.

2019 Executive Incentive Compensation Plan

The 2019 Executive Incentive Compensation Plan established cash and equity incentive awards that may be earned by executives approved for participation in the plan, including the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and other Executives (“Executives” or “Participants”) as may be presented to the Compensation Committee by the CEO for consideration as an Executive.  The Compensation Committee has the sole discretion to determine whether an employee is an Executive, determine their compensation and determine whether the employee is eligible under this Plan.  The Compensation Committee may remove any individual from participation in the plan at any time for cause.

The bonus pool “Pool” for any fiscal year will be determined during the budget process, reviewed by the Compensation Committee and approved by all of the Board of Directors.  Funding of the Pool is scaled relative to the extent of achievement of the plan as follows:

% Plan Achievement	% Target Amount Funded
<75%	0%
>75% but <100%	Proportionate
105%	110%
110%	120%
115%	130%
120%	140%
125%	150%
>125%	150%

Target awards are determined by the position level and will be typically expressed as a percentage of a Participant’s annual base salary rate as of the last day of the applicable fiscal year.  Annual base salary does not include other forms of compensation (such as, without limitation, bonus payments, long-term incentives, overtime compensation, stock based compensation and other variable compensation).  Target awards may also be a specified fixed dollar amount.

Awards shall be comprised of cash and equity.  Awards, and the split between cash and equity, shall be determined by any employment agreements and the Compensation Committee.  Awards payable in the form of equity may take the form of stock grants, stock options or restricted stock units at the discretion of the Board of Directors, or other forms of stock based compensation in accordance with the Company’s 2019 Equity Incentive Plan.

The 2019 Plan also contains a long-term incentive plan (LTIP) to reward executives for achievement of the Company’s strategic objectives that lead to maximization of shareholder value by continual improvement in financial performance or strategic initiatives.  The LTIP is in addition to the annual bonus plan.  The Board will approve LTIP grants, if any, on an annual basis.

For the years ended December 31, 2019 and December 31, 2018, no incentive awards were paid or are payable under the 2019 Executive Incentive Compensation Plan.

Outstanding Equity Awards at Fiscal Year End, December 31, 2019

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Laursen	25,000	(1)	75,000	(1)	—	3.50	10/29/2028	—	—	—	—

Wayne M. Coll	—		30,000	(2)	—	2.51	7/15/2023	—	—	—	—

Derek T. Welch	10,000	(3)			—	3.67	12/31/2019	—	—	—	—
	6,000	(3)	4,000	(3)	—	7.74	12/31/2019	—	—	—	—
	10,000	(3)	5,000	(3)	—	4.02	12/31/2019	—	—	—	—
	6,666	(3)	13,334	(3)	—	3.81	12/31/2019	—	—	—	—

(1)	Exercisable as to 25,000 shares on November 29, 2019 and each anniversary until all 100,000 options are exercisable.
(2)	Exercisable as to 7,500 shares on July 15, 2020 and each anniversary until all 30,000 options are exercisable.
(3)	Mr. Welch’s employment with the Company ended April 23, 2019. Pursuant to a consulting agreement with Mr. Welch, all options expired on December 31, 2019.

Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2019 and 2018 were $40,477 and $39,039, respectively.

Director Compensation

For fiscal year 2019, each non-employee director was entitled to receive annual compensation of $30,000 in either cash or the cash equivalent in shares of the Company’s common stock or a combination thereof.  Additionally, the Chairman of the Board received a pro rata portion of an additional $5,000 and the chairman of the audit committee received a pro rata portion of an additional $4,000. Directors who are full time employees receive no compensation for serving as directors.  The non-employee directors who were serving in such capacity in 2019 received the following fees for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jason R. Chambers	—	32,083	—	—	—	—	32,083
Marco F. Benedetti	17,000	17,000	—	—	—	—	34,000
Rodd E. Friedman	—	30,000	—	—	—	—	30,000
Robert A. Mello	15,000	15,000	—	—	—	—	30,000
Andrei Soran	16,458	16,458	—	—	—	—	32,916
(1)	Includes amounts earned from the annual retainer and chairperson fees, prorated for partial year service as appropriate.
(2)

Represents the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of stock granted under our 2010 Equity Incentive Plan and the 2019 Equity Incentive Plan during 2019.  Fair value of the stock awards was determined using the closing price per share of the Company’s common stock on the grant date.

(3)

No stock options were awarded to non-employee Directors in 2019.  As of December 31, 2019, each Director held the following number of outstanding options to purchase the Company’s common stock:  Mr. Chambers held 27,500 options; Mr. Benedetti held 7,500 options; Mr. Friedman did not hold any options; Mr. Mello held 7,500 options and Mr. Soran did not hold any options.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2019, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	346,165	(1)	$4.51	439,080	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	346,165		$4.51	439,080

(1)

Options for 308,665 shares under the 2010 Equity Incentive Plan approved by stockholders at the 2010 annual meeting.  Options for 37,500 shares under the 2019 Equity Incentive Plan approved by stockholders at the 2019 annual meeting.

(2)	439,080 shares remain available under the 2019 Equity Incentive Plan.

Beneficial Owners of at Least Five Percent of the Company’s Common Stock

The following table shows, to the best of the Company’s knowledge, all persons known to be beneficial owners of five percent or more of the voting securities of the Company as of March 16, 2020.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percent of Class(1)
REF Securities & Co.	341,607	(2)	11.8%
Rodd Friedman
12 South Main Street, Suite 203
Norwalk, CT 06854
Chambers Medical Foundation	296,268	(3)	10.2%
Edwin K. Hunter, Trustee
1807 Lake Street
Lake Charles, LA 70601
Steven D. Heineman	190,543	(4)	6.8%
1123789 Indian Road
North Palm Beach, FL 33408
Andrei Soran	189,232	(5)	6.5%
MLPF&S Cust FPO Andrei Soran IRA
The Andrei Soran Trust, Andrei Soran Trustee, Ilana Soran, Trustee, 11/15/2013
27 Lothrop Street
Newton, MA 02460
Jason R. Chambers	176,561	(6)	6.1%
1266 West Paces Ferry RD, NW
Suite 461
Atlanta, GA 30327

(1)

Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.  In accordance with Rule 13d-3 under the Exchange Act, each person’s percentage ownership is determined by assuming that the options and warrants to purchase common stock that are held by that person, and which are exercisable within 60 days of March 16, 2020, have been exercised.

(2)

Rodd E. Friedman, the managing partner and majority owner of REF Securities, has sole voting and dispositive power over 341,607 shares of common stock including 296,986 shares held in the name of REF Securities and 4,710 shares held in the name of REF Securities Profit Sharing.

(3)

Based on information included in a Schedule 13D/A filed with the SEC on September 21, 2011, by the Chambers Medical Foundation (“Foundation”), such Trustee has sole voting and dispositive power with respect to 276,268 shares of common stock.  In addition, in October 2014, the Foundation exercised warrants to purchase 20,000 shares of the Company’s common stock held by it.

(4)

Based on information included in a Schedule 13G/A filed with the SEC on January 31, 2020 by Steven D. Heinemann.  Mr. Heinemann has sole voting and dispositive power with respect to 190,543 shares of common stock.

(5)

Of the 189,232 shares, 68,100 shares are held by MLPFS Cust FBO Andrei Soran IRA, a self-directed IRA and 121,132 shares are held in The Andrei Soran Trust, Andrei Soran Trustee, Ilana Soran, Trustee, November 15, 2013.  Mr. Soran holds sole voting and dispositive powers to all 189,232 shares.

(6)	Based on a Form 4 filed on November 19, 2019, Mr. Chambers holds sole voting and dispositive powers to 149,061 shares. Additionally, Mr. Chambers holds 27,500 options to purchase common stock.

Security Ownership of Directors and Executive Officers

The following table shows the securities owned by each director, the Named Executive Officers as defined below, and by all of the current executive officers and directors as a group as of March 16, 2020.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percent of Class(1)
Rodd E. Friedman	341,607	(2)	11.8%
Andrei Soran	189,232	(3)	6.5%
Jason R. Chambers	176,561	(4)	6.1%
Wayne M. Coll	—		*%
Robert A. Mello	35,678	(5)	1.2%
Marco F. Benedetti	24,916	(6)	*%
William J. Laursen	25,000	(7)	*%
All Executive Officers and Directors as a Group (7 Persons)	792,994	(8)	26.1%

*Less than 1%

(1)

Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.  In accordance with Rule 13d-3 under the Exchange Act, each person’s percentage ownership is determined by assuming that the options and warrants to purchase common stock that are held by that person, and which are exercisable within 60 days of March 16, 2020, have been exercised.  The address of all persons listed above is c/o Micron Solutions, Inc., 25 Sawyer Passway, Fitchburg, MA 01420.

(2)

Rodd E. Friedman, the managing partner and majority owner of REF Securities, has sole voting and dispositive power over 341,607 shares of common stock including the 296,986 held in the name of REF Securities and 4,710 shares held in the name of REF Securities Profit Sharing.

(3)

Of the 189,232 shares, 68,100 shares are held by MLPFS Cust FBO Andrei Soran IRA, a self-directed IRA and 121,132 shares are held in The Andrei Soran Trust, Andrei Soran Trustee, Ilana Soran, Trustee, November 15, 2013.  Mr. Soran holds sole voting and dispositive powers to all 189,232 shares.

(4)	Includes 27,500 shares issuable upon exercise of options.
(5)	Includes 7,500 shares issuable upon exercise of options.
(6)	Includes 7,500 shares issuable upon exercise of options.
(7)	Shares issuable upon exercise of options.
(8)

Includes 67,500 shares of the Company's common stock that executive officers and directors have the right to acquire upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days of March 16, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Subordinated promissory notes

In June 2019, the Company initiated a private offering to raise up to $500,000 through the sale of subordinated promissory notes (the “Notes”). The subscription for $500,000 was completed on July 5, 2019. The Notes bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum from the date of issuance. Interest only is payable in cash on a quarterly basis.  The Notes mature on June 28, 2022.  Each investor entered into a Subordination Agreement providing that the indebtedness pursuant to the Notes shall be subordinated to all indebtedness of the Company pursuant to its existing credit agreement.

For every $50,000 in principal invested in the notes, each investor received a warrant to purchase 10,000 shares of common stock (collectively, the “Warrants”, see Note 10 to the Consolidated Financial Statements).  The Warrants are exercisable at an exercise price equal to $2.90 per share, namely, the average closing market price of the Company’s common stock on the fifteen days prior to the date of the Warrant, plus 12%. The Warrants contain standard provisions relating to anti-dilution adjustments for stock splits and recapitalizations.  The Warrants also provide the investors with standard piggy-back registration rights in the event the Company files a registration statement (other than a registration statement on Form S-4 or S-8) to register the shares of common stock subject to standard limitations in the discretion of any underwriter.

In order to account for the Notes and Warrants, the Company allocated the proceeds between the Notes and Warrants on a relative fair value basis.  As a result, the Company allocated $464,182 to the Notes and $35,818 to the Warrants.  The total discount on the notes is being recognized as non-cash interest expense over the term of the notes.  As of December 31, 2019, there was $5,970 in non-cash interest expense recorded related to the amortization of the discount.

Related parties participated in the private offering as follows:

Jason Chambers, Director	$50,000
Rodd Friedman, Director	$100,000
Andrei Soran, Director	$50,000

Director Independence

The Company's common stock is listed on the NYSE American stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the NYSE American Company Guide and applicable federal securities laws. Under these requirements, the Board undertakes a review at least annually of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and the Company and its affiliates, if any. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. The following current directors, Mr. Chambers, Mr. Benedetti, Mr. Friedman, Mr. Mello and Mr. Soran are each “independent” in each case as defined in the NYSE American Company Guide. The members of the Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NYSE American listing requirements. The Board bases these determinations primarily on a review of the responses of the directors to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Wolf & Company, P.C. (“Wolf”), the Company’s independent accounting firm, for services rendered in connection with the fiscal year ended December 31, 2019 and 2018 are set forth below. All fees earned by Wolf were pre-approved by the Audit Committee.

	2019	2018
Audit fees	$162,500	$159,000
Audit-related fees	4,000	5,700
Tax fees	—	—
All other fees	—	—

Audit Fees

Audit fees billed by Wolf for 2019 consist of fees for the audit of the Company’s financial statements for the fiscal year ended December 31, 2019, and the review of the interim financial statements in the Company’s quarterly reports for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. Audit fees billed by Wolf for 2018 consist of fees for the audit of the Company’s financial statements for the fiscal year ended December 31, 2018, and the review of the interim financial statements in the Company’s quarterly report for the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018.

Audit-Related Fees

Audit-related fees billed by Wolf for 2019 were for their consent of incorporation by reference related to the Company’s S-8 Registration of 500,000 shares of common stock under the provisions of the Company’s 2019 Equity Incentive Plan. Audit-related fees billed by Wolf for 2018 were for audit procedures related to the Company’s implementation of new revenue recognition requirements as further outlined in the Annual Report on Form 10-K filed with the Commission on March 19, 2019.

Tax Fees

There were no tax fees billed by Wolf in 2019 or 2018.

All Other Fees

There were no other fees billed by Wolf for 2019 or for 2018.

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

MICRON SOLUTIONS, INC.

March 30, 2020	By: /s/ William J. Laursen
William J. Laursen
President and Chief Executive Officer
(principal executive officer)
March 30, 2020	By: /s/ Wayne Coll
Wayne Coll
Chief Financial Officer
(principal financial and accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Laursen and Wayne M. Coll, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Laursen	President and Chief Executive Officer and Director	March 30, 2020
William J. Laursen	(principal executive officer)

/s/ Wayne M. Coll	Chief Financial Officer	March 30, 2020
Wayne M. Coll	(principal financial and accounting officer)

/s/ Andrei Soran	Chairman of the Board	March 30, 2020
Andrei Soran

/s/ Marco F. Benedetti	Director	March 30, 2020
Marco F. Benedetti

/s/ Rodd E. Friedman	Director	March 30, 2020
Rodd E. Friedman

/s/ Robert A. Mello	Director	March 30, 2020
Robert A. Mello

/s/ Jason R. Chambers	Director	March 30, 2020
Jason R. Chambers

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Page
3.0	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).
3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 1, 2011).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 13, 2015).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Commission on March 14, 2017).
4.0

Form of Certificate evidencing shares of the Company's Common Stock (incorporated by reference to the Company’s Registration Statement on Form S-18 as filed with the Commission in April 1988, Registration Statement No. 33-20945-FW).

4.1	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 11, 2019).
4.2	Form of Subordination Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 11, 2019).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on July 11, 2019).
4.10*

2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on May 6, 2010, Registration Statement No. 333-166600).

4.11*

2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the Commission on September 30, 2019, Registration Statement No. 333-234016).

10.1*	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on November 22, 2019).
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

10.77

First Amendment to the Credit and Security Agreement between Micron Products, Inc. and Rockland Trust Company dated March 7, 2019 (incorporated by reference to Exhibit 10.79 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2019).

10.78

Second Amendment and Consent to the Credit Agreement dated as of August 6, 2019 by and among Micron Products, Inc. (as Borrower), the Company (as Guarantor) and Rockland Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on November 14, 2019).

10.79

Third Amendment and Consent to the Credit Agreement dated as of August 13, 2019 by and among Micron Products, Inc. (as Borrower), the Company (as Guarantor) and Rockland Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on November 14, 2019).

10.80**	Fourth Amendment and Consent to the Credit Agreement dated as of March 12, 2020 by and among Micron Products, Inc. (as Borrower), the Company (as Guarantor) and Rockland Trust Company	X-1
10.81*

Employment Agreement between the Company and Salvatore Emma, Jr. dated as of October 29, 2018 (incorporated by reference to Exhibit 10.77 to the Current Report on Form 8-K filed with the Commission on November 2, 2018).

10.82*

Employment Agreement between the Company and William J. Laursen dated as of October 29, 2018 (incorporated by reference to Exhibit 10.78 to the Current Report on Form 8-K filed with the Commission on November 2, 2018).

10.83*

Employment Agreement between the Company and Wayne Coll dated as of July 15, 2019 (incorporated by reference to Exhibit 10.80 to the Current Report on Form 8-K filed with the Commission on July 17, 2019).

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Micron Solutions, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Micron Solutions, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 30, 2020

Micron Solutions, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$503	$1,715
Trade accounts receivable, net of allowance for doubtful accounts of $39,169 at December 31, 2019 and $40,000 at December 31, 2018	2,152,254	2,325,804
Inventories	2,468,648	3,685,059
Assets held for sale, net	—	688,750
Prepaid expenses and other current assets	257,859	389,390
Total current assets	4,879,264	7,090,718
Property, plant and equipment, net	3,801,916	5,131,773
Intangible assets, net	47,509	53,155
Other assets	5,645	5,140
Total assets	$8,734,334	$12,280,786
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$1,274,299	$2,025,592
Term notes payable, current portion, net	3,557,458	389,420
Accounts payable	841,068	1,200,298
Accrued expenses and other current liabilities	383,836	459,108
Contract liabilities, current portion	5,472	560,802
Total current liabilities	6,062,133	4,635,220
Long-term liabilities:
Term notes payable, non-current portion, net	—	3,557,458
Subordinated promissory notes, net	470,152	—
Total long-term liabilities	470,152	3,557,458
Total liabilities	6,532,285	8,192,678
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 3,926,491 issued, 2,906,609 outstanding at December 31, 2019 and 3,926,491 issued, 2,861,008 outstanding at December 31, 2018	39,265	39,265
Additional paid-in-capital	11,735,457	11,604,817
Treasury stock at cost, 1,019,882 shares at December 31, 2019 and 1,065,483 shares at December 31, 2018	(2,783,055)	(2,907,490)
Accumulated deficit	(6,789,618)	(4,648,484)
Total shareholders’ equity	2,202,049	4,088,108
Total liabilities and shareholders’ equity	$8,734,334	$12,280,786

See accompanying notes to consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended
	December 31,
	2019	2018
Net sales	$17,499,364	$19,564,981
Cost of sales	15,737,469	17,241,289
Gross profit	1,761,895	2,323,692

Selling and marketing	636,167	730,863
General and administrative	2,760,787	2,243,595
Research and development	80,357	106,814
Total operating expenses	3,477,311	3,081,272

Net loss from operations	(1,715,416)	(757,580)
Other income (expense):
Interest expense	(431,544)	(391,437)
Other income (expense), net	5,826	52,878
Total other expense, net	(425,718)	(338,559)
Net loss before income tax provision	(2,141,134)	(1,096,139)
Income tax provision	—	2,168
Net income (loss)	$(2,141,134)	$(1,098,307)
Loss per share - basic and diluted	$(0.74)	$(0.39)
Weighted average common shares outstanding - basic and diluted	2,883,861	2,850,397

See accompanying notes to consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

			Additional
	Common stock		paid-in	Treasury stock		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total
December 31, 2017	3,926,491	$39,265	$11,532,207	1,087,217	$(2,966,798)	$(3,536,186)	$5,068,488
Change in Accounting Principle - ASC 606						(13,991)	(13,991)
Share based compensation			56,168				56,168
Issuance of common stock from treasury			16,442	(21,734)	59,308		75,750
Net loss						(1,098,307)	(1,098,307)
December 31, 2018	3,926,491	$39,265	$11,604,817	1,065,483	$(2,907,490)	$(4,648,484)	$4,088,108
Share-based compensation			108,716				108,716
Issuance of common stock from treasury			(13,894)	(45,601)	124,435		110,541
Issuance of warrants			35,818				35,818
Net loss						(2,141,134)	(2,141,134)
December 31, 2019	3,926,491	$39,265	$11,735,457	1,019,882	$(2,783,055)	$(6,789,618)	$2,202,049

See accompanying notes to consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,141,134)	$(1,098,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(7,602)	(8,360)
Depreciation and amortization	1,463,443	1,504,037
Non-cash interest expense	94,392	62,120
Change in allowance for doubtful accounts	831	—
Share-based compensation expense	219,257	131,918
Changes in operating assets and liabilities:
Accounts receivable	172,719	269,444
Inventories	1,258,015	(348,121)
Prepaid expenses and other current and non-current assets	131,026	44,389
Accounts payable	(371,833)	(343,038)
Accrued expenses and other current liabilities	(83,367)	157,376
Contract liabilities	(555,329)	134,345
Net cash provided by operating activities	180,419	505,803
Cash flows from investing activities:
Purchases of property, plant and equipment	(169,131)	(801,884)
Proceeds from sale of property, plant and equipment	32,602	8,360
Proceeds from sale of assets held for sale	663,334	—
Cash paid for patents and trademarks	—	(2,661)
Net cash provided by (used in) investing activities	526,805	(796,185)
Cash flows from financing activities:
(Borrowings) payments on revolving line of credit, net	(751,293)	146,545
Payments on term notes	(457,143)	(419,047)
Payments of debt issuance costs	—	(42,389)
Proceeds from (payments on) subordinated notes payable	500,000	(350,000)
Net cash (used in) financing activities	(708,436)	(664,891)
Net change in cash and cash equivalents	(1,212)	(955,273)
Cash and cash equivalents, beginning of period	1,715	956,988
Cash and cash equivalents, end of period	$503	$1,715

See accompanying notes to consolidated financial statements.

Micron Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows Supplemental Information

	Year Ended
	December 31,
Supplemental Cash Flow Information	2019	2018
Cash paid for interest	$353,343	$313,425

Non-cash activities:
Issuance of common stock warrants in connection with subordinated notes payable	$35,818	$—
Issuance of treasury stock for directors' fees	$110,541	$75,750
Adjustment to accumulated deficit for change in accounting principle (ASC 606)	$—	$(13,991)

See accompanying notes to consolidated financial statements.

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

1.  Description of Business

Micron Solutions®, Inc., a Delaware corporation ("Micron Solutions"), through its wholly-owned Massachusetts operating subsidiary, Micron Products®, Inc. (“Micron” and together with Micron Solutions, the "Company"), is a diversified contract manufacturing organization (“CMO”)  that produces highly-engineered, innovative components requiring precision machining and thermoplastic injection molding. The Company manufactures components, devices and equipment for military, law enforcement, automotive and consumer products applications.  The Company's products include silver/silver chloride coated and conductive resin sensors used as consumable component parts in the manufacture of integrated disposable electrophysiological sensors.  The Company’s machining operations produce quick-turn, high volume and patient-specific orthopedic implant components and instruments as well as                         products for the defense industry.  The Company has diversified manufacturing capabilities with the capacity to participate in full product life-cycle activities from early stage development and engineering and prototyping to full scale manufacturing as well as packaging and product fulfillment services.

The Company competes globally, with approximately 37% of its revenue derived from exports.

Liquidity and Management’s Plan

At December 31, 2019, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s negative financial history and the Company’s ability to generate sufficient cash to support the Company’s operations and to meet debt service requirements under the Company’s credit agreement.  As of December 31, 2019,  the Company has $503 of cash and approximately $810,000 of borrowing capacity on its revolving line of credit (“Revolver”).  As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.

Management’s analysis includes forecasting future revenues, expenditures and cash flows, taking into consideration past performance and the requirements under the credit agreement.  Revenue and cash flow forecasts are dependent on the Company’s ability to fill booked orders, to close on new and expanded business, to improve overall financial performance and its ability to obtain alternative financing, which may include a sale/leaseback of certain real estate and equipment.

On March 12, 2020, the Company entered into the Fourth Amendment to the Credit and Security Agreement in which the quarterly debt service coverage ratio measurement requirements for 2020 were amended to lessen the burden of compliance and non-compliance with the debt service coverage ratio for the fourth quarter of 2019 was waived.  See Note 6.

Based on management’s analysis, the Company believes that cash flows from operations, together with existing working capital, booked orders, expense management, the Revolver and alternative financing options, which may include a sale/leaseback of certain real estate and equipment, will be sufficient to fund operations at current and projected levels and to repay debt obligations over the next twelve months. However, there can be no assurance that the Company will be able to do so.

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

Years Ended December 31, 2019 and 2018

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

The Company evaluated the nature of any guarantees or warranties related to its contracts with customers.  The Company provides an assurance-type warranty that only covers the products’ compliance with agreed-upon specifications and does not provide the customer with a service in addition to the assurance that the product complies with agreed-upon specifications.

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

As a result of the initial application of Topic 606 in 2018, the Company made an adjustment to its beginning accumulated deficit of ($13,991) to recognize the remaining deferred revenue ($18,333) and deferred costs ($32,324) recorded as of December 31, 2017 relative to certain completed tooling sales.

During the twelve months ended December 31, 2019, the Company recognized as revenue $549,326 of amounts recorded as Contract Liabilities at December 31, 2018.  During the twelve months ended December 31, 2018, the Company recognized as revenue $85,833 of amounts recorded as Contract Liabilities at December 31, 2017.

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

Years Ended December 31, 2019 and 2018

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

Accounts receivable are customer obligations due under normal trade terms. A large portion of the Company's products are sold to large diversified medical, military and automotive parts product manufacturers. The Company does not generally require collateral for its sales; however, the Company believes that its terms of sale provide adequate protection against credit risk.

During the year ended December 31, 2019, the Company had net sales to two customers constituting 18% and 10% of total net sales. Accounts receivable from these two customers at December 31, 2019 was 16% and 9%, respectively, of the total accounts receivable balance at year end. During the year ended December 31, 2018, the Company had net sales to three customers constituting 18%, 12% and 10%, respectively, of total net sales. Accounts receivable from these three customers at December 31, 2018 was 20%, 7% and 7%, respectively, of the total accounts receivable balance at year end.

The Company competes globally, with 37% of its revenue derived from exports in 2019.  While some risks exist in foreign markets, the Company’s customers have historically been based in stable regions.   The Company has agreements with certain foreign customers to hold inventory at customer locations where title and control transfers and revenue is recognized when the product is consumed by the customer.  Accounts receivable insurance is used where available and appropriate to reduce risk in these markets.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Cash and cash equivalents consist of cash on hand in high quality financial institutions The Company’s credit agreement provides for a daily sweep of cash balances against the balance of the Revolver (see Note 6).

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent amounts invoiced by the Company. Management maintains an allowance for doubtful accounts based on information obtained regarding individual accounts and historical experience. Amounts deemed uncollectible are written off against the allowance for doubtful accounts.

Inventories

The Company values its inventory at the lower of average cost, or net realizable value, and cost is determined using first in first out (FIFO) or, for sensors, using average cost. The Company reviews its inventory for quantities in excess of production requirements, for obsolescence and for compliance with internal quality specifications. A review of inventory on hand is made at least annually and obsolete inventory may be disposed of and/or recycled.  Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market.  The Company also has supply agreements with certain foreign customers to hold inventory at the customer’s warehouses.

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

Years Ended December 31, 2019 and 2018

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

There were no assets or liabilities measured at fair value at December 31, 2019.  At December 31, 2018, assets held for sale is the only item in the financial statements measured at fair value.  Assets held for sale are considered level 3.  The fair value of assets held for sale was determined using the sales price per the amended purchase and sale agreement, less the estimated cost to sell (see Note 5).

Long-lived and intangible assets

The Company assesses the impairment of long-lived assets and intangible assets with finite lives annually or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based upon the review, the Company did not record any impairment charges in 2019 or 2018.

Intangible assets consist of the following at:

	Estimated	December 31, 2019			December 31, 2018
	Useful Life		Accumulated			Accumulated
	(in years)	Gross	Amortization	Net	Gross	Amortization	Net
Patents and trademarks	10	$36,880	15,382	$21,498	$36,880	$12,134	$24,746
Patents and trademarks pending	—	2,143	—	2,143	2,143	—	2,143
Trade names	15	29,398	5,530	23,868	29,398	3,132	26,266
Total intangible assets		$68,421	$20,912	$47,509	$68,421	$15,266	$53,155

Amortization expense related to intangible assets was $5,646 and $4,639 in 2019 and 2018, respectively. Estimated future annual amortization expense for currently amortized intangible assets is expected to range from approximately $5,600 annually, declining to approximately $2,600 annually, through the year 2033.

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

The Company follows the provisions of FASB ASC 740, “Accounting for Income Taxes”, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  No interest and penalties related to uncertain tax positions were incurred during 2019 and 2018.  The Company’s primary operations are located in the United States.  Tax years ended December 31, 2016 or later remain subject to examination by the IRS and state taxing authorities.

Share-based compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the share-based grant).

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or to control the use of, specified assets for the lease term.  The Company adopted the ASU on January 1, 2019 and, based on its current portfolio of leases (which consists solely of office equipment leases), no lease assets or liabilities have been recognized in these financial statements.

On August 29, 2018, the FASB issued ASU 2018-15, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) hosted by the vendor - that is a service contract. The Company adopted the ASU on January 1, 2019.  ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with obtaining internal-use software. Specifically, implementation and development costs, including those for CCAs that do not transfer a software license, may qualify for capitalization based on the phase and nature of the costs.  During 2019, the Company initiated a cloud-based software implementation.  As of December 31, 2019, the company capitalized $4,331 (the first costs of implementation), which will be expensed over the remaining life of the service agreement upon completion.

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial conditions.

Reclassification of prior period balances

Amounts in prior year financial statements are reclassified when necessary to conform to the current year presentation.

3.  Inventories

Inventories consist of the following:

	December 31,	December 31,
	2019	2018
Raw materials	$923,502	$1,079,887
Work-in-process	393,433	1,105,272
Finished goods	1,151,713	1,499,900
Total	$2,468,648	$3,685,059

The total cost of silver in inventory as raw materials, as work-in-process or as a plated surface on finished goods had an estimated cost of $380,347 and $461,272 at December 31, 2019 and 2018, respectively.

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

4.  Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	Asset Lives			December 31,	December 31,
	(in years)			2019	2018
Machinery and equipment	3	to	15	$18,129,460	$17,978,781
Building and improvements	5	to	25	3,991,951	3,991,951
Vehicles	3	to	5	100,096	98,119
Furniture, fixtures, computers and software	3	to	5	1,470,102	1,440,071
Construction in progress				25,207	168,094
Total property, plant and equipment				23,716,816	23,677,016
Less: accumulated depreciation				(19,914,900)	(18,545,243)
Property, plant and equipment, net				$3,801,916	$5,131,773

For the year ended December 31, 2019, the Company recorded $1,457,797 of depreciation expense compared to $1,499,398 for the year ended December 31, 2018. There are no commitments related to the completion of construction in process as of December 31, 2019.

5.  Assets Held for Sale

In January 2016, the Company entered into a Purchase and Sale Agreement with a buyer to sell two unoccupied buildings, with a total of approximately  52,000 square feet, and land. As a result, the Company classified the property as Assets Held for Sale with a carrying value of $688,750, which approximated the fair value less the expected cost to sell.

On August 6, 2019, the Company closed on the sale of the property and received proceeds of $663,334 which is net of selling costs incurred.

6.  Debt

The following table sets forth the items which comprise debt for the Company:

	December 31,	December 31,
	2019	2018
Revolving line of credit	$1,274,299	$2,025,592

Total term notes payable, net of issuance costs	$3,557,458	$3,946,878
Less current portion, net	3,557,458	389,420
Term notes payable, non-current, net	—	3,557,458

Subordinated notes payable, non-current, net	470,152	—
Total long term debt, net	3,636,819	3,557,458

Total short and long term debt, net	$5,301,909	$5,972,470

Bank Debt

On December 29, 2017, the Company entered into a three-year $9,500,000 Credit and Security Agreement (the “credit agreement”) with a Massachusetts trust company, replacing the credit facility and forbearance agreement with the Company’s previous lender.  The credit agreement also provided funds with which to discharge existing subordinated promissory notes.

The credit agreement includes a revolving line of credit of up to $5.0 million (“Revolver”), a machinery and equipment term note of $2.5 million (“Equipment Loan”) and a real estate term note of $2.0 million (“Real Estate Loan” and together with the “Equipment Loan” the “Term Loans”).

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Revolver

The Revolver allows for interest only payments during the term of the facility with the full principal outstanding balance to be paid upon maturity on December 29, 2020.  Interest on all borrowings from the Revolver shall be equal to the Wall Street Journal prime rate (“Prime Rate”) plus 0.5%.  In lieu of having interest charged at the Prime Rate, the Company shall have the option, on the last day of each month, (the “LIBOR Option”) to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.25% for the following month.  The interest rate will automatically convert back to the Prime Rate at the beginning of the next month unless the Company elects the LIBOR Option for the next month.  The interest rate was 4.94% and 5.59% at December 31, 2019 and at December 31, 2018, respectively.

The Revolver carries a provision for a quarterly unused facility fee equal to 0.25% per annum of the average daily undisbursed face amount of the Revolver during the three months immediately preceding the applicable due date and has no prepayment penalty.  The credit agreement provides for a daily sweep of cash balances against the balance of the Revolver.  Availability to borrow under the Revolver is based on conditions defined in the credit agreement and amounts to approximately $810,000 at December 31, 2019.

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

Interest on the Term Loans shall be at such Wall Street Journal prime rate plus 0.75%.  In lieu of having interest charged at the Prime Rate, the Company shall have a LIBOR Option, as described above, to have interest charged at a rate of interest equal to the daily one-month LIBOR plus 3.5% for the following month.  The interest rate was 5.19% and 5.84% at December 31, 2019 and at December 31, 2018, respectively.

All interest will be calculated based upon a year of 360 days for actual days elapsed.  All interest will accrue from the Closing Date and will be payable monthly in arrears.  Upon the occurrence and during the continuation of an Event of Default, all interest will be increased by 2% above the per annum rate otherwise applicable thereto.  The Term Loans carry a prepayment penalty with respect to the prepayment of any portion of either Term Loan.

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

On March 7, 2019, the Company entered into the First Amendment to the Credit and Security Agreement in which the quarterly debt service coverage ratio measurement requirements for 2019 were amended.  On August 6, 2019 the Company entered into the Second Amendment to the Credit and Security Agreement which consented to the sale of property (see Note 5) and to private placement loans in the form of subordinated promissory notes (see below).  On August 19, 2019 the Company entered into the Third Amendment to the Credit and Security Agreement in which the debt service coverage ratio requirements for Q219 and Q319 were removed.  On March 12, 2020 the Company entered into the Fourth Amendment to the Credit and Security Agreement in which the debt service coverage ratio requirement for Q419 was removed, the debt service coverage ratio for the first three quarters of 2020 was amended, and any noncompliance with the debt service coverage ratio for Q419 was waived.

Other debt

Subordinated promissory notes

In June 2019, the Company initiated a private offering to raise up to $500,000 through the sale of subordinated promissory notes (the “Notes”). The subscription for $500,000 was completed on July 5, 2019. The Notes bear interest on the unpaid principal at a simple annual interest rate equal to 10% per annum from the date of issuance. Interest only is payable in cash on a quarterly basis.  The Notes mature on July 5, 2022.  Each investor entered into a Subordination Agreement providing that the indebtedness pursuant to the Notes shall be subordinated to all indebtedness of the Company pursuant to its existing credit agreement.

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

For every $50,000 in principal invested in the notes, each investor received a warrant to purchase 10,000 shares of common stock (collectively, the “Warrants”, see Note 10).  The Warrants are exercisable at an exercise price equal to $2.90 per share, namely, the average closing market price of the Company’s common stock on the fifteen days prior to the date of the Warrant, plus 12%. The Warrants contain standard provisions relating to anti-dilution adjustments for stock splits and recapitalizations.  The Warrants also provide the investors with standard piggy-back registration rights in the event the Company files a registration statement (other than a registration statement on Form S-4 or S-8) to register the shares of common stock subject to standard limitations in the discretion of any underwriter.

In order to account for the subordinated notes payable and warrants, the Company allocated the proceeds between the notes and warrants on a relative fair value basis.  As a result, the Company allocated $464,182 to the notes and $35,818 to the warrants.  The total discount on the notes is being recognized as non-cash interest expense over the term of the notes.  As of December 31, 2019, there was $5,970 in non-cash interest expense recorded related to the amortization of the discount.

Related parties participated in the private offering as follows:

Jason Chambers, Director	$50,000
Rodd Friedman, Director	$100,000
Andrei Soran. Director	$50,000

Future maturities of term debt

Future maturities of term debt for the years ending December 31 are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Term loans	3,623,809	—	—	—	—	—	3,623,809
Subordinated promissory notes	—	—	500,000	—	—	—	500,000

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

7.  Income Taxes

The income tax provision consists of the following:

	Year Ended
	December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	2,168
Total current income taxes	—	2,168
Deferred:
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Total income tax provision	$—	$2,168

The components of deferred income taxes are as follows:

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:

Net operating loss carryforwards	$3,541,500	$3,144,600
Federal and state tax credit carryforwards	476,100	525,000
Accruals and reserves	150,800	104,400
Stock based compensation	106,400	68,300
Patents and intangibles	5,000	12,000
Other long-term	5,400	45,300
Total long-term deferred tax assets	4,285,200	3,899,600

Deferred tax valuation allowance	(3,877,700)	(3,374,800)
Deferred tax assets, net of allowance	407,500	524,800

Property, plant and equipment	(379,900)	(478,200)
Prepaid expenses	(24,500)	(43,500)
Total deferred tax liabilities	(404,400)	(521,700)

Net deferred tax assets	$3,100	$3,100

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2019, the Company continues to maintain a valuation allowance against all of its domestic and foreign deferred tax assets, except for its AMT Credit carryforward, which is treated as a refundable attribute under the new tax law.

For the year ended December 31, 2019, the Company has federal and state net operating loss carryforwards totaling $12,988,000 and $12,885,000, respectively, which begin to expire in 2031. The Company also had federal and state tax credit carryovers of $306,000 and $219,000, respectively. The federal and state credits begin to expire in 2027 and 2020, respectively.

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The Company files a consolidated federal income tax return.  The actual income tax provision differs from applying the Federal statutory income tax rate (21%) to the pre-income tax loss from continuing operations as follows:

	Year Ended
	December 31,
	2019	2018
Tax benefit computed at statutory rate	$(481,139)	$(216,791)
Increases (reductions) due to:
Change in valuation allowance	502,900	202,700
State income taxes, net of federal benefit	(19,580)	1,713
Permanent differences	12,348	9,669
Tax credits (federal and state)	—	(7,326)
Differences on prior returns (federal and state)	(14,529)	12,203
Income tax provision	$—	$2,168

8.  Employee Benefit Plans

The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  Employees can contribute up to 90% of their eligible compensation to the maximum allowable by the IRS.  The Company’s matching contributions are at the discretion of the Company.  The Company’s matching contributions in 2019 and 2018 were $40,477 and $39,039, respectively.

9.  Commitments and Contingencies

Legal matters

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Operating lease agreements

No lease assets or liabilities have been recognized under ASC 842 in these financial statements as management has determined the individual leases to be immaterial.  Lease expense under all operating leases was $20,613 and $24,033 for the years ended December 31, 2019 and 2018, respectively.  Future minimum lease payments for the years ending December 31 are as follows:

2020	$18,851
2021	$10,996

10.  Shareholders’ equity

Common stock

In 2019 and 2018, the Company issued 22,181 and 21,734 shares of the Company’s common stock from treasury, pursuant to the 2010 Equity Incentive Plan, with a fair value of $55,791 and $75,750, respectively, for directors’ fees in lieu of cash payments.

In 2019, the Company issued 23,420 shares of the Company’s common stock from Treasury, pursuant to the 2019 Equity Incentive Plan with a fair value of $54,750 for directors’ fees in lieu of cash payments.

No shares were issued as a result of the exercise of stock options or the exercise of warrants in 2019 or 2018.

No dividends were declared or paid in 2019 or 2018.

Warrants

No warrants were exercised in 2019 or 2018.  70,000 warrants expired on December 31, 2018.

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

On June 28, 2019, 90,000 warrants were issued with an exercise price of $2.90 in conjunction with the Company’s subordinated notes payable offering.  On July 5, 2019, 10,000 warrants were issued with an exercise price of $2.90.  The warrants are exercisable upon issuance for three years and expire in July 2022.

Stock options and Share-based incentive plans

Equity Incentive Plans

In March 2010, the Company's Board of Directors adopted the Micron Solutions, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan authorizes the issuance of an aggregate of 500,000 shares. The Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation to certain eligible employees, non-employee directors, or consultants.  An aggregate of 500,000 shares were reserved for such grants. The options granted have ten year contractual terms that vest annually between three to five-year terms.

At December 31, 2019, there were options to acquire an aggregate of 293,665 shares outstanding under the 2010 Plan.

On March 25, 2019, the Company’s Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) which was approved by the stockholders at the May 23, 2019 Annual Meeting.  The 2019 Plan authorizes the issuance of an aggregate of 500,000 shares.  All non-issued shares of the 2010 Equity Incentive Plan expired upon the adoption of the 2019 Plan.  The 2019 Plan provides the Company flexibility to award a mix of stock options, equity incentive grants, performance awards and other types of stock-based compensation. The options granted have five year contractual terms for grants issued to greater than 10% stockholders and ten year contractual terms for less than 10% stockholders.

At December 31, 2019, there were options to acquire an aggregate of 37,500 shares outstanding under the 2019 Plan.

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

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

During 2019, there were 7,500 new option grants under the 2010 Equity Incentive Plan and 37,500 new option grants under the 2019 Equity Incentive Plan.  During 2018, there were 195,000 new option grants under the 2010 Equity Incentive Plan.

The assumptions used to measure the fair value of option grants in 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2019	2018
Expected option term	5.5 to 6.0	5.5 to 6.25
Expected volatility factor	53.42%	16.96% to 26.87%
Risk-free rate	1.52% to 2.51%	2.36% to 2.94%
Expected annual dividend yield	-	-

The following table sets forth stock option activity for the year ended December 31, 2019:

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Number of	Exercise	contractual	Intrinsic
	options	Price	term (in years)	Value
Outstanding at December 31, 2018	393,500	$4.89	7.22	$960
Granted	45,000	2.50
Forfeited	(51,671)	4.04
Expired	(55,664)	5.68
Outstanding at December 31, 2019	331,165	$4.57	6.63	$1,050
Exercisable at December 31, 2019	179,824	$5.62	4.75	$1,050
Exercisable at December 31, 2018	182,164	$6.09	4.81	$960

During 2019, the Company issued 15,000 restricted stock units with a fair value of $3.20 per share which vest on the one year anniversary of the grant.

The following table sets forth restricted stock unit activity for the year ended December 31, 2019:

Weighted
Average
	Number of	Grant Date
	options	Fair Value
Outstanding at December 31, 2018	—	$—
Granted	21,667	2.58
Exercised	—	—
Forfeited	(6,667)	2.25
Expired	—	—
Outstanding at December 31, 2019	15,000	$3.20
Exercisable at December 31, 2019	—	$—
Exercisable at December 31, 2018	—	$—

Micron Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

For the years ended December 31, 2019 and 2018, share-based compensation expense related to stock options and the non-cash issuance of common stock amounted to $70,133 and $56,168, respectively.  For the year ended December 31, 2019 share-based compensation expense related to restricted stock units amounted to $38,583.  Share-based compensation is included in general and administrative expenses. As of December 31, 2019 there was $166,820 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock option plans.  This cost is expected to be recognized over a weighted average period of 2.59 years for stock option and .2 years for restricted stock units. The weighted average grant date fair value of grants made in 2019 was $0.44 for stock options and $3.20 for restricted stock units.

At December 31, 2019 there were 439,080 shares available for future grants under the 2019 Plan after giving effect to shares which became available for reissuance due to expired or forfeited options.

11.  Subsequent Events

Amendment to the Credit and Security Agreement

In March 2020, the Company executed the Fourth Amendment to its Credit and Security Agreement (see Note 1).

NYSE American Voluntary Delisting

On March 16, 2020, the Company notified the NYSE American of its intent to delist from the NYSE American.  On March 26, 2020, the Company filed a Form 25 with the SEC notifying them of the Company’s delisting from the NYSE American, which is expected to take place on or about April 6. 2020.

COVID-19

On January 30, 2020, the World Health Organization declared that the recent coronavirus disease (“COVID-19”) outbreak was a global health emergency.  On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to pandemic status.  The Company has taken steps to protect the health, safety and well-being of its employees, customers, and associates while continuing to operate as an essential business.  The full impact of COVID-19 continues to evolve as of the date of this Annual Report.  Management is actively monitoring the global situation on its financial condition, liquidity, operations, customers, suppliers and workforce and given the daily evolution of COVID-19 and the global and local responses to curb its spread, the Company is uncertain as to what effects COVID-19 will have on its customers, suppliers and workforce, and the Company’s results of operations, financial condition, or liquidity.